Form 10-K
period 1993-12-31
TOSCO CORP
filed 1994-03-22
CIK 74091

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                              FORM 10-K
(Mark One)

[*]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                         or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period
from_____________________________to__________________________
Commission file number 1-7910

TOSCO CORPORATION
  (Exact name of registrant as specified in its charter)
    NEVADA                             95-1865716
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)        Identification No.)
72 Cummings Point Road,
Stamford, Connecticut                      06902
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (203)
977-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which
                                          registered
Common Stock, $.75 par value            New York Stock Exchange
                                        Pacific Stock Exchange

$4.375 Series F Cumulative Convertible   New York Stock Exchange
Preferred Stock, $1.00 par value

9% Series A First Mortgage
 Bonds due March 15, 1997             New York Stock Exchange

9 5/8% Series B First Mortgage
 Bonds due March 15, 2002              New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
None




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    *   Yes             No

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1994 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $1,080,780,919.
   Registrant's Common Stock outstanding at February 28, 1994 was
32,262,117 shares.

    Portions of registrant's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders are incorporated by reference into Part III, as set forth herein.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

                          TOSCO CORPORATION
              INDEX TO ANNUAL REPORT ON FORM 10-K


Items 1 and 2. Business and Properties            1
               Introduction                       1
               Petroleum Refining, Supply,
              Distribution, and Marketing          1
               Other Activities                    5
               Office Properties                   6
               Employees                           6
Item 3.        Legal Proceedings                   6
Item 4.        Submission of Matters
               to a Vote of Security Holders       7
Item 5.        Market for Registrant's
               Common Equity and Related
               Stockholder Matters                 9
Item 6.        Selected Financial Data             9
Item 7.        Management's Discussion
               and Analysis of Financial
               Condition and Results of Operations 11
Item 8.        Financial Statements and
               Supplementary Data                   15
Item 9.        Changes in and Disagreements
               with Accountants on
               Accounting and Financial Disclosure  16
Item 10.       Directors and Executive Officers
               of the Registrant                    16
Item 11.       Executive Compensation               16
Item 12.       Security Ownership of
               Certain Beneficial Owners
               and Management                       16
Item 13.       Certain Relationships and
               Related Transactions                 16
Item 14.       Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K   17

  Index to Consolidatedidated Financial Statements
      and Financial Statement Schedules..           F-1




PART I

Items 1 and 2. Business and Properties


INTRODUCTION

      Tosco Corporation ("Tosco"), through divisions and subsidiaries, is a large independent refiner, wholesaler, and retail marketer of petroleum products, principally on the East and West Coasts of the United States. Tosco has extensive distribution facilities and also engages in related commercial activities throughout the United States and internationally.

      During 1993, Tosco considerably expanded and focused its efforts on its core businesses with the acquisition of the Bayway Refinery from Exxon Corporation and the acquisition of British Petroleum's petroleum refining and retail marketing assets in the Pacific Northwest. Tosco broadened its involvement in petroleum marketing with the purchase of an extensive retail gasoline marketing system with the exclusive right to market under the BP
(British Petroleum) brand in Washington and Oregon. Tosco also exited the phosphate fertilizer business with the sale by its subsidiary, Seminole Fertilizer Corporation, of the bulk of its operating assets in 1993.

    Tosco also has interests in oil shale properties in Colorado and Utah.

     Tosco was incorporated under the laws of the State of Nevada in 1955.  Its principal executive offices are located at 72
 Cummings Point Road, Stamford, Connecticut 06902 and its telephone number is (203) 977-1000.

   PETROLEUM REFINING, SUPPLY, DISTRIBUTION, AND MARKETING

Refining

    Tosco, through three major facilities, currently processes approximately 500,000 barrels per day of crude oil and other feedstocks into various petroleum products, consisting chiefly of light transportation fuels (gasoline, diesel and jet fuel) and heating oil.

     Tosco Refining Company ("Tosco Refining"), a division of Tosco, owns and operates the Avon Refinery, located in the San
Francisco Bay Area. The Avon Refinery, the largest independently owned refinery on the West Coast of the United States, is technologically complex, with coking, catalytic cracking, hydrocracking and hydrodesulfurizing units to accommodate comparatively lower gravity, higher sulfur crude oils. It is capable of processing a broad range of crude oils and other feedstocks into a high percentage of light refined petroleum products, consisting chiefly of transportation fuels.

      Bayway Refining Company ("BRC"), a subsidiary of Tosco, owns and operates the Bayway Refinery ("Bayway") located in Linden, New Jersey, which it acquired from Exxon Corporation in April, 1993.
Bayway is the largest refinery (as measured by distillation capacity) on the U.S. East Coast and can process approximately 250,000 barrels per day of crude oil and other feedstocks. Its facilities include hydrodesulfurization units and the largest fluid catalytic cracking unit in the world. In addition to producing transportation fuels, Bayway is a principal supplier of heating oil to the U. S. East Coast. It is strategically located on the New York Harbor in a large market area, with ready access to marine, rail, and truck transportation and product distribution pipelines, giving it considerable flexibility to change its raw material input and product output to respond to changing market conditions.

   Tosco Northwest Company ("Tosco NW"), a division of Tosco, owns and operates the Ferndale Refinery ("Ferndale"), located on Puget Sound, 100 miles north of Seattle. It has crude oil distillation capacity of approximately 85,000 barrels per day and is equipped with thermal catalytic cracking and hydrodearomatization units, as well as modern marine facilities. The refinery, together with an extensive retail gasoline marketing and distribution system (the "Pacific Northwest Assets") was acquired from BP Exploration
 & Oil Inc. on December 28, 1993.


      The table below sets forth quantities of crude oil, and additional refinery feeds and blending stocks processed and refined products manufactured at the Avon Refinery during 1993, 1992 and 1991 and Bayway during the period April 8 to December
 31, 1993.  A barrel is 42 gallons.



                                  Average Barrels Per Calendar Day<F1>
                                  Avon                            Bayway
                                Refinery                         Refinery<F2>         Consolidated
                                1993       1992        1991      1993                 1993


Crude oil refined              158,160     145,250     132,840   196,150              354,310
Additional refinery feed
and blending
Stocks                          8,150        7,260       7,140    63,100               71,250
Total Input.                  166,310      152,510     139,980   259,250              425,560
Petroleum products produced:
       Gasoline                98,640       92,230      80,200   130,140              228,780
       Diesel                  38,970       33,920      26,860    76,820              115,790
       Jet fuel.                               420       3,490     7,020                7,020
       Residual                11,820       12,450      11,000    29,800               41,620
       Petroleum coke
 (fuel oil equivalents)         7,370        6,720       5,910                          7,370
       Propane                  4,260        4,360       3,650    10,910               15,170
       Other                    3,050        1,030       6,040     9,800               12,850

Total petroleum
 products produced            164,110      151,130      37,150   264,490             428,600
Purchased products.            48,320       59,100      42,840    70,290             118,610
Total petroleum
 products available
       for sale               212,430      210,230     179,990   334,780             547,210

Total Petroleum
 products sold               206,540       209,960    178,060    324,940             531,480

<F1>  Operations of the Ferndale Refinery, which was acquired on
December 28, 1993,
were not material to the results for 1993 and are not included.
<F2>  Operations of the Bayway Refinery for the period April 8,
1993 (date acquired)
to December 31, 1993.

Crude Oil Supply

        During 1993, Tosco's crude oil and feedstock requirement was approximately 425,000 barrels per day following the acquisition of Bayway. A substantial portion was supplied by third parties from domestic sources, primarily California and Alaska. An average of approximately 142,000 barrels per day were purchased under term contracts with Atlantic Richfield Co. ("ARCO"), Texaco Trading and Transportation Inc. ("Texaco Trading"), Chevron USA, Exxon Corporation and Santa Fe Energy Products, a portion of which was resold. Approximately 67,000 barrels per day of foreign, waterborne crude was obtained under contracts with Statoil (Norway) and PetroEcuador. The balance of Tosco's crude oil requirement during 1993 (approximately 145,000 barrels per day) was purchased on the spot market, where Tosco
purchased a total of approximately 188,000 barrels per day
 (including 168,000 barrels per day from foreign sources) and subsequently resold approximately 23% thereof.

    In October 1986, Tosco entered into an agreement (the "ARCO Exchange Agreement") with ARCO, under which ARCO delivers an average of 50,000 barrels per day of crude oil to the Avon Refinery in exchange for a variable quantity of gasoline based upon the prices of certain crude
oils.   The ARCO Exchange Agreement has a ten-year initial term,
 with two five-year renewal options exercisable by ARCO. Under the ARCO Exchange Agreement, Tosco has agreed that in the event it desires to sell the Avon Refinery, Tosco will first offer it for sale to ARCO.
If ARCO declines, Tosco will be free for a certain period of time to sell the Avon Refinery for consideration no less favorable to
 Tosco than was initially offered to ARCO, subject to the effect of possible continuing Tosco obligations of exchange under the ARCO Exchange Agreement. In addition, in any such subsequent sale ARCO has the right to participate in the bidding and to acquire the Avon Refinery if it is the high bidder. In the event conditions change to the extent that one of the parties has sustained significant losses for a substantial period of time, or structural changes make substantial losses likely, the ARCO Exchange Agreement is subject to renegotiation and possible termination. Such possible termination could be material to Tosco, depending on market conditions at the time.

   In June 1986, Tosco and Texaco Refining & Marketing, Inc. ("Texaco") entered into a crude oil purchase, sale and exchange agreement. This contract was extended in May 1988, in February 1990 and again in April 1992, with Texaco Trading on similar terms. Pursuant to this agreement, Texaco Trading has agreed to
 supply, and Tosco has agreed to purchase, an average of 35,000 to 40,000 barrels per day of San Joaquin Valley heavy crude oil (subject to certain volume rate changes).  Crude oil from the San Joaquin Valley is principally moved to the Avon Refinery via pipelines owned by Texaco. To the extent such pipelines are not available, Tosco's operating results may be materially adversely affected.

            BRC has several term contracts with foreign suppliers of crude oil and believes that in the event such contracts are terminated, it would be able to replace them in the market without material adverse effect.
In conjunction with the purchase of the Ferndale Refinery, Tosco and BP Oil Supply Company entered into, effective as of December 28, 1993 for a term of five years, a crude oil supply agreement under which Tosco has the right to purchase from BP Alaska North Slope ("ANS") crude oil delivered to the Ferndale Refinery in an amount approximately equivalent to the requirements of that refinery on terms Tosco considers to be favorable.

            Tosco believes its average crude oil inventory is presently sufficient for normal refinery operations at Avon, Bayway and Ferndale.
Tosco's crude oil inventory level is managed in light of market risk, carrying costs, and delivery method.

            The cost to Tosco of crude oil and other feedstocks depends on many factors, including the terms of purchase, credit and delivery. In general, heavy crude oils are less expensive than lighter crude oils.
Thus, if the production of San Joaquin Valley heavy crude oil is reduced or curtailed, or if its price relative to lighter crude oils increases, Tosco's operations could be adversely affected. If foreign sources of crude oil or the marine system for delivering crude oil, including required marine insurance for possible marine environmental liabilities, were curtailed, Tosco's operation could be adversely affected. In addition, the loss, or an adverse change in the terms, of certain of the crude oil supply contracts described above or the loss of other sources or means of delivery of crude oil could have a material adverse effect on Tosco's operating results.
The
volatility of prices and quantities of crude oil that may be purchased on the spot market or pursuant to long and short-term contracts could materially adversely affect Tosco's operating results. Tosco participates in crude oil hedging and other commercial activities to manage and minimize its raw material costs. Under adverse market conditions, such practices could increase raw material costs.

Marketing and Distribution

            Tosco sells unbranded refined petroleum products to wholesale purchasers, and, with the acquisition on December 28, 1993 of its
Pacific Northwest system, markets approximately 40,000 barrels per day of petroleum fuels under the BP brand through a system of approximately 500 retail gas stations. The assets acquired included 129 company controlled stations and approximately 377 dealer owned and operated stations, together with the exclusive right to use the BP brand in Washington and Oregon for a period of at least five years. The results of operations for the Pacific Northwest assets were not material to Tosco's consolidated 1993 results. Tosco's 1993 sales of gasoline and distillates were made to independent marketers and to major oil company jobbers who also serve unbranded markets, including the industrial, commercial, agricultural and governmental classes of trade. Sales are also made to other refiners and resellers, both major and independent. Tosco generally sells other petroleum products directly to the ultimate industrial users of such products. Tosco's ability to sell its products on economical terms is dependent in part on the competitive position of its customers in changing and often turbulent markets. During 1993, 1992 and 1991, gasoline products accounted for approximately 57%, 68% and 67%, respectively, of Tosco's revenues, while during the same periods distillates accounted for approximately 31%, 25%, and 24%, respectively, of Tosco's revenues. Tosco believes that its average refined product inventory of 15 to 20 days of sales is generally consistent with industry practice.

            For 1993, approximately 10% of Tosco's consolidated revenues were from product sales made pursuant to long-term contracts (i.e., in excess of one year).

            During 1993, 1992 and 1991, Tosco purchased for resale an average of approximately 118,610; 59,100; and 42,840 barrels per day, respectively, of petroleum products from third parties.

            Tosco distributes refined petroleum products, principally in the eastern and western
United States through an extensive distribution network
comprised
of 64 terminal locations in 16 states and by means of pipelines, rail tank cars, trucks, ocean-going tankers and barges. Effective October 1, 1993, a subsidiary of Tosco entered into a long-term lease of a petroleum products (primarily heating oil)
distribution system located on Long Island, New York.   In
addition, Tosco operates a petroleum
storage facility (the Riverhead Terminal) with deep water marine facilities in Eastern Long Island. Tosco also engages in commercial activities related to its petroleum refining, distribution, and marketing businesses throughout the United States and internationally.
Tosco owns one product tanker of 38,000 D.W.T. (dead weight tons).

Compliance with Environmental Requirements

            Tosco is subject to extensive federal, state and local laws and regulations governing releases into the environment and the storage, transportation, disposal and clean-up of hazardous materials, including, but not limited to, the Federal Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, and analogous state and local laws and regulations. See "Legal Proceedings".

            Environmental compliance has required, and will continue to require, capital expenditures. Tosco spent approximately $13 million in 1993 and $12 million in 1992 for such capital expenditures. Tosco currently estimates that capital expenditures for environmental compliance may approximate $13 million and $15 million for 1994 and 1995, respectively. Such amounts do not include amounts that would be necessary to produce gasoline to meet changing "clean fuels" specifications.

            During the fourth quarter of 1992, Tosco recorded a $25 million accrual for environmental costs based upon a determination that investigative work and remedial actions, primarily related to the
Avon Refinery, will be required in the future. In July 1993, outstanding litigation concerning environmental issues with respect to the Avon
Refinery was settled with certain former owners of the Avon
Refinery.
Under the settlement reached, the former owners agreed to pay up to $18 million for one-half of the costs that may be incurred to comply with certain environmental orders and to provide Tosco a $6 million credit for past environmental expenses (which Tosco will use to reduce its one-half share of future expenses)(See "Legal Proceedings.") Because anticipated remedial actions are subject to negotiation with governmental agencies and, therefore, the amount and timing of actual cash expenditures is uncertain and, in addition, further investigative work and negotiations with governmental agencies may result in different or additional remedial actions which Tosco cannot presently predict, the previously made accrual was not reduced.



            Governmental regulations are complex and subject to different interpretations. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that Tosco cannot presently assess with certainty. See
Note 16 to the Consolidated Financial Statements.

Competition

            Many of Tosco's competitors are integrated companies engaged, on a national and/or international basis, in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than Tosco. Such competitors may have greater flexibility than Tosco in responding to or absorbing market changes occurring in one or more of such segments. Tosco's petroleum refining business is not seasonal.

            Tosco faces strong competition in its market for the sale of refined petroleum products, including gasoline. Such competitors, especially major integrated oil companies, have in the past and may in the future engage in marketing practices that result in profit margin deterioration for Tosco for periods of time, causing an adverse impact on Tosco. The Company does not believe that there is any one or a small number of dominant competitors in the petroleum refining business. The Company does not know its precise competitive position therein. The principal method of competition is price. Tosco believes it is able to compete effectively with respect to price because of its facilities and their locations.

            Tosco must purchase substantially all of its crude oil and feedstock supplies from others, while some of its competitors have proprietary sources of crude oil available for their own refineries. Tosco believes it has a crude oil cost disadvantage to the extent major integrated oil companies have access to proprietary sources of crude oil. However, Tosco has agreements with ARCO, British Petroleum, PetroEcuador, Statoil, Texaco Trading and others to provide Tosco certain amounts of crude oil. Under present market conditions, Tosco does not anticipate difficulty in obtaining necessary crude oil supplies. See "Petroleum Refining, Supply, Distribution and Marketing - Crude Oil Supply".

Refinery-Related Properties

    Tosco owns the 2,300 acre site on which the Avon Refinery is located and the buildings, tanks, pipelines and related facilities at that refinery. The Avon Refinery occupies approximately l,400 acres of the site. Of the approximately 900 remaining acres, approximately
400 acres are not subject to encumbrances described below. The Bayway Refining Company owns the 1,300 acre site on which the Bayway Refinery and its related facilities are located and Tosco also owns the 850 acre site on which the Ferndale Refinery is located.

    Tosco also had available at December 31, 1993, through ownership, lease agreement, exchange or other appropriate arrangement, the use of storage tanks, loading racks, wharfs, warehouses and other related assets at approximately 64 terminal distribution locations in 16 states. Tosco believes its refinery-related properties are well-maintained and are suitable and adequate for their purposes.

     Tosco owns or controls by lease approximately 129 retail service stations located in the states of Washington and Oregon, principally in the Seattle/Portland metropolitan areas. In addition to marketing transportation fuels (gasoline and diesel) many of the stations also have a convenience store, car wash facility, and/or automotive repair facilities.

Encumbrances

   In March 1992, Tosco sold $300 million of First Mortgage
Bonds
(Bonds), comprised of $100 million of 9% Series A Bonds due
March
15, 1997 and $200 million of 9-5/8% Series B Bonds due March 15, 2002. Interest on the Bonds is payable each March 15th and September 15th.
Each of the issues is non-callable and is collateralized by Tosco's Avon Refinery and certain related assets. (See Note 10 to the Consolidated Financial Statements.)

            In April 1993, Tosco sold $150 million of 8-1/4% First Mortgage Bonds due May 15, 2003 which are guaranteed by BRC and collateralized by the Bayway Refinery and related assets and a guarantee of Tosco.
Interest on the bonds is payable semi-annually commencing May
15,
1993.
(See Note 10 to the Consolidated Financial Statements.)


Patents

    Tosco's patents relating to petroleum operations are not material.

                           OTHER ACTIVITIES

Natural Gas

            Natural gas from the Sacramento Valley in Northern California is delivered to the Avon Refinery through a private pipeline system.
While Tosco retains minor interests in natural gas production from the Sacramento Valley and certain other non-California gas fields, almost all of the natural gas delivered through the pipeline is purchased from others. During 1993, approximately 4 billion cubic feet were delivered to the Avon Refinery through the pipeline.

Oil Shale

            Tosco and its wholly-owned subsidiary, The Oil Shale Corporation ("Oil Shale"), have interests in oil shale properties aggregating approximately 23,100 net mineral acres in Colorado and 20,525 net mineral acres in Utah. Tracts vary in size from l60 to l7,570 mineral acres. Tosco is also the owner of water rights and certain oil shale processes and technologies. In addition, Oil Shale controls approximately l,900 acres of oil shale properties through unpatented mining claims. (Unpatented properties are those in which the United States Government has not conveyed to others all of its right, title and interest.)

Other

  During 1993, Tosco and Continental Grain Company, each held a partnership interest of approximately 49% in Continental-Tosco Limited Partnership, which was formed to trade physical cargoes of crude oil and refined products, as well as derivative products and futures contracts. The venture was terminated as of December 31, 1993.

    On May 4, 1993, Seminole Fertilizer Corporation, a wholly-owned subsidiary of Tosco, completed the sale of its principal operating assets to Cargill Fertilizer Inc. ("Cargill') for approximately $127 million. The cash proceeds, net of amounts utilized to extinguish outstanding borrowings under a revolving credit agreement and for payment of certain liabilities of approximately $91.2 million were applied to reduce outstanding intercompany debt to Tosco. Under the terms of the sale agreement, Seminole executed promissory notes to Cargill totaling $14.5 million payable in two equal installments on January 1, 1994 and 1995 for land reclamation liabilities that Cargill also assumed. Seminole's interest (written down to its estimated net realizable value in 1992) in Fort Meade Chemical Products partnership ("FMCP") was not included in the transaction. An agreement for the sale of the interest in FMCP has been entered into and, while subject to the satisfaction of certain conditions, is expected to be completed during the first quarter of 1994. Such sale is not expected to have a material effect on Tosco's financial condition.

    OFFICE PROPERTIES

     At December 31, 1993 Tosco occupied a total of approximately
130,000 square feet of office space in Concord, California;
Linden, New Jersey; Seattle, Washington and Stamford,
Connecticut.  The office space leased
by Tosco is generally suitable and adequate for its purposes.

EMPLOYEES

   At December 3l, 1993 Tosco (including its subsidiaries) had approximately 2,729 employees at various locations. Approximately 44% of Tosco's employees are represented by labor organizations. The compensation paid to the Company's sales force is based on the same general components as the Company's compensation to its other salaried employees, which is salary plus a bonus under cash incentive plans based on results of operations. The salespeople do not receive commissions. The Company does not maintain key person life insurance coverage on its executive officers. Tosco believes that its labor relations with its employees are good.


Item 3. Legal Proceedings

      Tosco's Spokane, Washington terminal is located within a site being investigated by the United States Environmental Protection Agency
(the "EPA") and the Washington Department of Ecology (the "WDOE") for suspected hydrocarbon and lead contamination. Tosco has been notified by the WDOE that it, and the major oil company from which it purchased the facility, are included in the list of 6 parties potentially liable for cleanup of the site under state law. The area identified by the
WDOE was included on the Superfund National Priorities List (the "Superfund List"). The source, extent and nature of the contamination have not been determined but is the subject of investigations. Tosco and other potentially liable parties are working with the WDOE with regard to the investigation of the site. The extent of
Tosco's liability, if
any, is unknown; however the estimated costs of investigation have been included in Tosco's environmental cost accrual.

    In 1990 the EPA and the California Regional Water Quality Control Board ("RWQCB") issued Orders ("Orders") identifying suspected releases of hazardous constituents at a number of hazardous waste and solid waste management units on the Avon Refinery property, including several older inactive units which were used by Phillips Petroleum Company ("Phillips"), a former owner, but not by Tosco, and directed Tosco to investigate the identified releases and determine the need for corrective action. In July 1992, the RWQCB issued Water
Discharge Requirements which, among other things, ordered Tosco to submit a plan of corrective action (Corrective Action Plan) to deal with the suspected releases of hazardous waste at the Avon Refinery. The Corrective
Action Plan was submitted on January 4, 1993. The RWQCB also issued an Order in June 1990 which required Tosco to expand programs monitoring groundwater quality throughout the Avon Refinery and to investigate the presence of subsurface liquid hydrocarbons. In the third quarter of 1992, Tosco received a "Tentative Order" (later finalized) from the RWQCB that among other things, set a date by which significant amounts of subsurface liquid hydrocarbons were to be removed. Tosco notified Phillips of the Orders and other items and demanded indemnification under the January 9, 1976 Restated Purchase and Sale Agreement ("Agreement") between Tosco and Phillips pursuant to which Tosco acquired the Avon Refinery. Phillips rejected the request for indemnification and on August 31, 1990 filed a complaint for declaratory relief (Phillips Petroleum Company v. Tosco Corporation, United States District Court, Central District of California, Case No. 904725) seeking an order that it is not responsible to indemnify Tosco as discussed above. Tosco filed an answer denying Phillips' position and filed counterclaims for, among other things, contractual indemnification under the Agreement and for claims under the Comprehensive Environmental
Response Compensation and Liability Act (CERCLA). Phillips also demanded indemnification from the previous owners of the Avon Refinery.
Tosco filed claims against said previous owners, including claims under CERCLA. Phillips filed a motion for summary judgment which requested the Court to find, among other things, that as a matter of law Phillips has no contractual indemnity liability. In June 1992, the Court denied Phillips' motion for summary judgment on the issue of Phillips' contractual indemnity to Tosco. The lawsuit was settled in July 1993.
The settlement provides that Phillips and Texaco, the former owners of the refinery, will for the next four years or until the funds provided under the agreement are expended (whichever is later), pay up to an aggregate of $18 million for one-half of the costs that may be incurred for compliance with certain environmental orders, and in addition, provide Tosco a $6 million credit for past expenses. After the initial term of the agreement, the parties would be free to reinstate the suit.
Tosco has not relinquished any of its rights to make claims for reimbursement for costs incurred after the date of settlement and would not be required to reimburse amounts received under the agreement.


    The California Regional Water Quality Control Board ("RWQCB") issued an order adopting individual limits for Tosco on the amount of selenium that can be discharged as part of Tosco's treated wastewater under its National Pollution Discharge Eliminating System permit (NPDES). On September 16, 1992, the State Water Resources Control
Board dismissed without prejudice, the petition of Tosco and other San Francisco Bay Area Refiners and a trade association (Petitioners) which sought review of the Regional Board's decision. On October 16, 1992, Petitioners filed a petition for writ of mandate seeking the court to order the Regional Board and the State Board to set aside and vacate their orders establishing selenium limits for refiners and to enjoin them from taking any further action to implement an EPA requirement under which the Regional Board and State Board acted.
(Western States Petroleum Association, et al. v. California Regional Water Quality Control Board San Francisco Bay Region, et al., California Superior
Court, Solano County, Case No. 121078). In January 1994, a settlement was reached in which the parties agreed to dismiss the matter.

    On September 4, 1992, Tosco received a Report of Violation
(ROV) from the California Department of Toxic Substances Control
(DTSC), alleging violations of hazardous waste regulations identified during an inspection of a parcel of land owned by Tosco that was used for petroleum coke storage in connection with operations of Tosco's former
Bakersfield Refinery, which was sold in 1986. The ROV, without specifying dates, orders Tosco to comply with various hazardous waste handling practices in connection with the site. Tosco has entered into discussions with DTSC concerning required actions.


   On November 18, 1992, the RWQCB issued an order against Tosco,
Phillips and Wickland Oil Company ("Wickland") as dischargers of waste, including petroleum hydrocarbons, into the soil and groundwater at an oil terminal owned by Wickland. The named parties are required to investigate the site and submit reports for the recovery of hydrocarbons and the remediation of contaminated soil and groundwater.


   The operator of a landfill to which it is alleged Tosco sent hazardous waste has sued numerous alleged waste generators, including Tosco, and municipalities under CERCLA (ACME Landfill Corporation v. Althin CD Medical, Inc. et al., United States District Court, Northern District of California, Case No. C91444268 SBA) to recover the costs for closure/post closure of the site. The source, extent and nature of any contamination is the subject of ongoing discovery.

Tosco has sought indemnification from Phillips.

   In November 1992, Mulberry Phosphates, Inc.
Debtor/Debtor-in-Possession and the Committee of Unsecured Creditors of Mulberry Phosphates, Inc. filed a complaint against Norsk Hydro USA, Seminole Fertilizer Corporation, et al. alleging interference with a court ordered bankruptcy sale of Mulberry's ammonia terminal and tortious interference with contract. The plaintiffs are seeking compensatory and punitive damages. Seminole denied the allegations.
In March 1994 Seminole's involvement in the matter was settled for $160,000. (In re Mulberry Phosphates, Inc. et al. vs. Norsk Hydro Inc., USA, Seminole Fertilizer Corporation, et al., U.S. Bankruptcy Court,
Middle District of Florida Adv. Proc. No. 92-855).

  The costs of remedial actions are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative cleanup technologies. However, Tosco presently believes that any cost in excess of the amounts already provided for in the financial statements should not have a materially adverse effect upon Tosco's operations or financial condition. Tosco further believes, as discussed with respect to the Phillips case above, that a substantial portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations.

   There are various other suits and claims pending against Tosco and its subsidiaries, which in the opinion of Tosco are not material or meritorious or are substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, Tosco believes the aggregate amount of such liabilities will not result in monetary damages which in the aggregate would be material to the business or operations of Tosco.


Item 4.  Submission of Matters to a Vote of Security Holders

            None

Executive Officers of the Registrant

                              Served as an
Name                  Age     Officer Since    Principal Occupation and Positions Held
Thomas D. O'Malley    52       1989          Chairman of the Board and Chief Executive Officer of Tosco since January 1990;
                                               President of Tosco since May 1993
                                             and from October 1989 to May 1, 1990; Chairman and Chief Executive
                                             Officer of Argus Investments, Inc. since July 1988 and Argus Energy
                                             Corporation since December 1987; Chairman and Chief Executive Officer of Comfed Banc Corp, Inc. from December 1988 to December 1989; Vice
                                             Chairman of Salomon Inc. from 1983 to December 1986.

Jefferson F. Allen   48        1990          Executive Vice President, Chief Financial
                                             Officer and Treasurer of Tosco Corporation since June 1990; various positions including Chairman and CEO, with Comfed Bancorp, Inc. and related entities from November 1988 to June 1990; Executive Vice
                                             President, Argus Investments during 1988; Senior Vice President,
                                             Exploration Management Corporation from 1985 to April 1988.

James M. Cleary      48        1987          Senior Vice President, Tosco Corporation
                                             since July 1990; President of Tosco Refining Company (a division of
                                             Tosco) since May 1990; Senior Vice President of Tosco Refining Company
                                             from June 1989 to May 1990; Vice President-Refining of Tosco from
                                             January 1987 to June 1989.  Various other positions with Tosco since
                                             1980.

Wilkes McClave III   46        1989          Vice President and General Counsel of
                                             Tosco and Senior Vice President of Tosco Refining Company (a division of Tosco) since May 1990; Secretary of Tosco since August 1989; Vice
                                             President and Secretary of Bayway Refining Company since January 1993 and
                                             Tosco Northwest since October 1993;
                                             Assistant General Counsel of Tosco from January 1986 to May 1990.

Dwight L. Wiggins   53         1993          Vice President of Tosco Corporation and
                                             President of Bayway Refining Company since January 1993; New Jersey
                                             Area Manager for Exxon Company U.S.A. 1990 to 1993; Benicia Refinery
                                             Manager for Exxon Company 1983 to 1990.

Robert J. Lavinia   46         1993          President of Tosco Northwest Company (a
                                             division of Tosco) since October 1993; Vice President of Tosco
                                             Corporation since 1993 and Executive Vice President of Bayway Refining
                                             Company during 1993;  President, Tosco Energy Corporation during 1992;
                                             various positions with Phibro Energy for a period in excess of five years; most recently as a Senior Vice President.

Peter A. Sutton     48         1992          Vice President, Tosco Corporation since
                                             January 1992; Senior Vice President, Tosco Refining Company since May
                                             1990, various other positions with Tosco for a period in excess of five years.

PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

Tosco's Common Stock is traded on the New York Stock Exchange
("NYSE") and the Pacific Stock Exchange. Set forth below are the high and low sales prices as reported on the NYSE Composite
Tape.

Price Range of Common Stock

     1993        High     Low          1992      High        Low

1st Quarter   $24 5/8    $18 7/8     1st Quarter  $30     $25
5/8
2nd Quarter    26         22 3/8     2nd Quarter  30 3/8   22
1/2
3rd Quarter    26 5/8     21 3/8     3rd Quarter  23 3/4   18
3/8
4th Quarter    32 3/4     26 3/8     4th Quarter  21 1/8   16
1/2


The number of Tosco shareholders of record on February 28, 1994 was 11,872.

Dividend Policy

Tosco has paid a regular quarterly cash dividend of $.15 per share on its Common Stock since the third quarter of 1989. Pursuant to the terms of Tosco's working capital facility and its bond indentures, dividends on Tosco's Common Stock are permitted to the extent Tosco satisfies certain defined criteria. Continued payment of such quarterly dividend is also subject to profitable results of operations, which are primarily dependent on the continued favorable performance of Tosco's operating facilities and favorable operating margins.

There can be no assurance that Tosco will be able to continue payment of such
quarterly dividend.  During 1993, Tosco paid all scheduled
dividends on its outstanding preferred stock.    See Note 11 of
the Notes to Consolidated Financial Statements.


Item 6.  Selected Financial Data

The following Selected Financial Data are qualified in their entirety by the more detailed Consolidated Financial Statements and related Notes at the end of this report. The Selected Financial Data for each of the five years ended December 31, 1993 are derived from the Consolidated Financial Statements of Tosco audited by Coopers & Lybrand, independent accountants.




                       TOSCO CORPORATION AND SUBSIDIARIES
                        SELECTED FINANCIAL DATA (a)
          (Millions of dollars except per share and ratio data)


                                                     Year Ended December 31,
                                        1993          1992         1991          1990          1989


Results of Operations
Sales                                 $3,559.2       $1,861.0      $1,608.7      $1,854.6      $ 1,308.7

Gross profit on sales                    251.8          132.7         121.2         248.3          91.7
Inventory writedown                       17.7
Environmental cost accrual                               25.0           4.0           2.0
Operating contribution                   234.1          107.7         117.2         246.3          91.7
Selling, general and administrative
  expenses                                58.2           38.7          30.2          48.1          23.9
Interest expense, net                     44.1           18.0          16.5          24.3          26.4
Pre-tax income                           131.8           51.0          70.5         173.9          41.4
Provision (credit) for income
  taxes (b)                               51.2           20.8           2.4          19.6          (7.8)
Income from continuing operations
  before other items                      80.6           30.2          68.1         154.3          49.2
Discontinued operations, net of
  income taxes
income (loss) from operations                           (15.9)         7.3          (31.1)         (8.7)
  Estimated loss on disposal                           (105.0)
Cumulative effect of accounting changes                  16.2

Net income (loss)                     $   80.6       ($  74.5)        $75.4        $123.2        $ 40.5

Income (loss) per common and
  common equivalent share
Primary
  From continuing operations          $    2.38       $    .68      $  2.15       $  6.81      $  2.36
  From discontinued operations                           (4.08)         .24         (1.44)        (.65)
  From cumulative effect of
    accounting changes                                     .55
  Net income (loss)                   $    2.38      ($   2.85)      $  2.39      $  5.37      $  1.71

Fully-Diluted:
  From continuing operations          $    2.33       $    .68      $  2.12       $  4.94      $  1.51
  From discontinued operations                           (4.08)         .23         (1.00)        (.27)
  From cumulative effect of
    accounting changes                                     .55
Net income (loss)                    $    2.33      ($   2.85)      $  2.35       $  3.94      $  1.24

Capitalization (at end of period)
Total assets                          $1,492.9        $ 952.9        $871.0        $678.9      $691.4
Long-term debt                        $  603.3        $ 356.8        $211.9        $202.7      $308.8
Preferred stock                          111.2          111.2         111.2                     153.8
Common shareholders' equity              410.4          270.2         385.6         333.3       115.8
Total capitalization                  $1,124.9        $ 738.2        $708.7        $536.0      $578.4

Other Information
Ratio of long-term debt to
  total capitalization                      .54            .48           .30           .38         .53
Current ratio                              2.2            2.6            1.6           1.6         1.9
Book value per share                  $   12.60       $   9.10        $ 12.78       $ 11.15     $  7.00
Cash dividends per share              $     .60       $     .60       $   .60       $   .60     $   .30

(a)  Reflects Seminole Fertilizer Corporation, acquired on July
1, 1989, as a discontinued operation.

(b) Reflects the provision for income taxes for 1993 and 1992 at regular tax rates pursuant to the provisions of SFAS No. 109 adopted January 1, 1992.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of
         Operations.

Introduction

     1993 was a year growth for Tosco. Tosco completed a major expansion of its core petroleum refining and marketing business through the purchase of the Bayway Refinery
and
related assets (Bayway) from Exxon Corporation in April 1993, the
long-term lease of Northville Industries' oil products
distribution
facilities in Long Island, New York in the fourth quarter of
1993,
and the purchase of British Petroleum's (BP) Ferndale Refinery
and
retail marketing assets in the Pacific Northwest in December
1993
(PNW Properties). The profitable results of operations from Bayway, along with record production levels and improved refining margins at Avon, enabled Tosco to increase income from continuing operations by $50.4 million to $80.6 million for 1993.

     Tosco also exited the phosphate fertilizer business with the sale of the principal operating assets of Seminole Fertilizer Corporation (Seminole) in May 1993, and has entered into an agreement to sell the remainder in the first quarter of 1994. The
Selected Financial Data, which summarizes Tosco's results of operations and capitalization over the five year period 1989 - 1993, as well as the discussion which follows, reflects Seminole as a discontinued operation.

Results of operations - 1993
                                                     Year Ended
                                                     December
31,
                     Year Ended December 31, 1993       1992
                       (Thousands of Dollars)       (Thousands
of
                                                      Dollars)

                     Avon     Bayway    Consolidated
Consolidated

Sales            $1,783,387  $1,775,830  $3,559,217  $1,860,969
Cost of sales    1,600,937   1,706,555   3,307,492    1,728,305
Inventory writedown             17,651      17,651
Environmental cost
  accrual                                                25,000
Operating contribution $ 182,450 $ 51,624   234,072     107,664

Selling, general, and
  administrative expense                     58,174     38,728
Net interest expense                         44,146     17,923
Pre-tax income                              131,754     51,013
Provision for income taxes                   51,175     20,766
Income from continuing
  operations                                 80,579     30,247
Loss from discontinued
  operations                                          (120,905)
Cumulative effect of
accounting changes                                      16,203

Net income (loss)                          $80,579    ($74,455)

     Tosco's continuing operations earned $80.6 million or $2.33 per fully-diluted share, on sales of $3.56 billion for 1993 as compared to income from continuing operations of $30.2 million, or
$.68 per fully-diluted share, on sales of $1.86 billion for 1992.

After discontinued operations and the cumulative effect of accounting changes, a net loss of $74.5 million, or $2.85 per fully-diluted share, was incurred in 1992.

     Tosco's operating contribution (income before selling, general and administrative expense, net interest expense, income taxes, and the cumulative effect of accounting changes) of $234.1 million for 1993
increased by $126.4 million over 1992 due to $74.8 million increase in operating contribution from Avon and related commercial activities and an operating contribution of $51.6 million from Bayway and related commercial activities. The financial results of
Bayway are included in Tosco's results of operations beginning April 8, 1993. The financial results of PNW Properties, acquired
December 28, 1993, were not significant to 1993 consolidated results of operations.


     The $74.8 million improvement in operating contribution from
Avon was primarily attributable to record production rates, improved refining margins and lower environmental cost accruals, which were partially offset by the higher refinery and product distribution costs associated with the higher levels of production. Raw material throughput rates averaged a record 166,310 barrels per day (B/D) for 1993 (versus 152,510 B/D for 1992 which was affected by major turnaround maintenance). Production of clean transportation fuels (gasoline, diesel, and jet fuel) also established a new record of 137,610 B/D (versus 126,570 B/D for 1992). Refining margins (the difference between the price of refined products produced for sale and raw material costs) improved by $.70 to $8.03 per barrel for 1993 as per barrel costs of raw materials fell by $1.04 to $14.84 while the sales value of refined products produced declined by $.34 to $22.87 per barrel. The improved margins (achieved despite the sluggish economy, especially in California) were assisted by the completion and start up of facilities for the production of low-sulfur, low aromatic diesel fuel meeting California Air Resources
Board's (CARB) cleaner burning fuel standards effective October
1, 1993.

     In 1992, Tosco recorded a $25 million environmental cost accrual based upon a determination that investigative work and remedial actions, primarily related to the Avon Refinery, would be required in the future. In July 1993, outstanding litigation with the predecessor owners concerning environmental issues was settled (Settlement Agreement). Under the Settlement Agreement, the former owners agreed to pay up to $18 million for one-half of the costs that may be incurred for compliance with environmental cleanup orders and to provide Tosco with a $6 million credit for past expenses. Based on a review of its environmental exposures and the Settlement Agreement, no adjustment to Tosco's environmental cost accrual ($29.4 million at December 31, 1992) was required in 1993. See Note 16 to the Consolidated Financial Statements.

     Bayway achieved an operating contribution of $51.6 million, net of an inventory writedown of $17.7 million, for the period April 8, 1993 to December 31, 1993 due to strong refinery performance in a period of lackluster margins. Raw material throughput averaged 259,250 B/D while production of clean transportation fuels and total production averaged 213,980 and 264,490 B/D, respectively. Refining margins, including net realized gains on hedges designed to lock in a predetermined level of margins on a varying percentage of Bayway's production, averaged $3.47 per barrel while refinery and distribution expenses together averaged approximately $2.55 per barrel. Bayway's results of operations for 1993 were reduced by a non-cash inventory writedown of $17.7 million as a result of declining raw material and refined product prices in November and
December 1993.

     Consolidated selling, general and administrative expense of $58.2 million for 1993 increased by $19.4 million over 1992 primarily due to the acquisition of Bayway (including approximately $7.5 million of non-recurring costs incurred in establishing commercial, accounting and general and administrative functions at Bayway).

     Consolidated net interest expense for 1993 increased by $26.2 million over 1992. Net interest expense for 1992 includes $12.8 million of intercompany interest income from Seminole and the writeoff of approximately $3.6 million of deferred financing costs related to previously outstanding indebtedness. Without the effect of these two items, consolidated net interest expense for 1993 would have increased by $17 million as the costs of higher levels of debt (resulting from the purchase of Bayway and its associated working capital requirements) more than offset the benefits of lower interest rates.

     The provision for income taxes for 1993 includes the 1%
increase in federal income tax rates effective January 1, 1993 as well as tax credits of approximately $2.5 million which were finalized in tax returns filed in October 1993.

Results of operations - 1992

     Tosco's continuing operations earned $30.2 million, or $.68 per fully-diluted share, on sales of $1.86 billion for 1992 as compared to income from continuing operations of $68.1 million, or $2.12 per fully-diluted share, on sales of $1.61 billion for 1991. After discontinued operations and the cumulative effect of accounting changes, a net loss of $74.5 million, or $2.85 per fully-diluted share, was incurred for 1992.

     Continuing operations realized an operating contribution of $107.7 million for 1992, a decrease of $9.5 million from 1991. The decrease was attributable to the $25 million environmental cost accrual (an increase of $21 million over the $4 million accrual of 1991) which more than offset the $11.5 million improvement in operating margins.

     The improvement in operating margins was achieved through the then record production rates at the Avon Refinery. Raw material throughput rates averaged 152,510 B/D in 1992 (versus 139,980 B/D in 1991), while production of petroleum products increased to 151,130 B/D (versus 137,150 B/D in 1991). Production of clean transportation fuels also achieved then record levels, increasing from 110,550 B/D to 126,570 B/D for 1992. Despite these record production rates, refining margins declined by $.33 per barrel to $7.33 for 1992. In view of the poor margins, which averaged $6.23 for the fourth quarter, scheduled 1993 maintenance of refinery processing units was accelerated into 1992. Operating results for 1992 were also negatively impacted by higher distribution costs associated with expanded commercial activities and the use of additives and oxygenates in gasoline.

     Selling, general, and administrative expense for 1992 increased by $8.5 million over 1991 primarily because of higher costs of professional services ($3.6 million) (primarily legal costs related to litigation against the former owners of the Avon
Refinery concerning environmental issues), workers compensation and general liability insurance ($1.0 million), as well as the full year costs of expanded commercial activities.

     Net interest expense for 1992 includes the writeoff of approximately $3.6 million of deferred financing costs related to the refinancing of previously outstanding Bank indebtedness in March 1992 from the proceeds of the sale of $300 million of First
Mortgage Bonds. Without the writeoff, net interest expense for 1992 would have been approximately $2.1 million less than 1991, as the benefits of lower interest rates and higher levels of invested cash more than offset the costs of higher levels of outstanding debt.

     Tosco recorded a loss of $105 million for the estimated loss on disposition of Seminole (including a provision for the estimated future costs and operating results until the expected disposition dates). Seminole sold its principal operating assets in April 1993 and entered into an agreement to sell the remainder in the first quarter of 1994. See Note 5 to the Consolidated Financial Statements. Effective January 1, 1992, Tosco adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (electing to prospectively amortize its post-retirement benefits obligation) and SFAS No. 109, "Accounting for
Income Taxes," and changed its accounting policy for turnaround costs. The cumulative effect of the changes in accounting for income taxes and turnaround costs was $13 million or $.44 per share, and $3.2 million or $.11 per share, respectively.

Results of operations - 1991

     Tosco's continuing operations earned $68.1 million, or
$2.12
per fully-diluted share, on sales of $1.61 billion for 1991, as compared to earnings from continuing operations of $154.3 million, or $4.94 per fully-diluted share, on sales of $1.85 billion for 1990.

     Refining margins declined by $1.44 per barrel from 1990 levels due to lower margins and reduced production of clean transportation fuels. Scheduled maintenance (52 days) on the fluid coker, a major contributor to profitability, was the primary reason for the fall in production as compared to 1990. Operating results for 1991 also include a LIFO credit of approximately $5.7 million and a $4.0 million charge for environmental costs. Selling, general and administrative expenses for 1991 decreased by $17.9 million from 1990. Results of continuing operations for 1990 included a $10.8 million relocation provision, a provision for incentive compensation and other insurance benefits of $8.2 million ($4.0 million higher than in 1991), and an accrual of $4.0 million for potential losses on trade receivables.

     Net interest expense for 1991 declined by approximately
$7.8
million from 1990 primarily due to the 1991 refinancing of debt at lower interest rates. Convertible Subordinated Debentures due
May 1992 of $10.6 million were also redeemed at par in November
1991.

     Results of continuing operations for 1991 include federal tax benefits from utilization of available net operating loss ("NOL") carryforwards. In addition, the provision for income taxes for 1991 includes the net reversal of approximately $5.9 million of previously accrued federal and state income taxes for 1990.


Pacific Northwest Acquisition

     In late December 1993, Tosco purchased the Ferndale, Washington Refinery (with a current crude capacity of approximately 85,000 B/D), two product distribution terminals located in Washington, and retail marketing assets located in Washington and Oregon for $124 million, not including inventories. The retail marketing assets acquired included 129 company controlled gasoline stations and a marketing network of 377 independently owned and operated BP branded outlets. The purchase price may be increased by BP's participation in a percentage of incremental future profits from the refining and retail marketing segments (after the achievement of certain defined profit levels) of up to an additional $150 million over the next five years. The participation agreement for the retail marketing segment may be terminated at agreed upon liquidation values at the option of either party. BP has also agreed to supply the Ferndale Refinery, at Tosco's option, with crude oil for a period of five years. Tosco partially financed the purchase of the PNW Properties through the public offering of 2,990,000 shares of Common Stock with the balance of the purchase price, including working capital for the operation of the acquired assets, provided from available cash and cash borrowings from Tosco's revolving credit agreement. Tosco is operating the retail network, which markets in excess of 40,000 barrels per day of motor fuels, under the BP brand.

Outlook

     With the acquisition of the Bayway and Ferndale Refineries in April and December 1993, Tosco is one of the largest independent refiners (as measured by crude oil distillation capacity) in the United States. The acquisitions are expected to more than triple Tosco's pre-acquisition production of refined petroleum products and provide access to additional major petroleum markets. Tosco has operated, and intends to continue to operate, the Bayway Refinery at substantially higher throughput rates than the previous owner, thereby lowering per barrel refinery operating costs by spreading such operating costs over the higher volumes of refined products produced. The Ferndale Refinery is also expected to be operated at full production rates to similarly minimize per barrel refinery operating costs. Major maintenance of the processing units at the Avon, Ferndale and Bayway Refineries may also be coordinated. The acquired retail marketing assets are also expected to provide additional earnings and cash flow as Tosco diversifies downstream. Tosco, therefore, believes that the acquisitions of Bayway and PNW Properties provide the opportunity for increased and less volatile earnings.

     Earnings continue to be determined principally by two factors: the operating efficiency of the refineries and refining margins. At the Avon Refinery, the new methyl tertiary butyl either (MTBE) facility and a second hydrogen plant commenced operations in November and December 1993, respectively. However, certain gasoline production units were temporarily idled for turnaround maintenance during January 1994 and other major processing units, including the fluid coker, are scheduled for major turnaround maintenance later in 1994. Major processing units at the Bayway Refinery, including the fluid catalytic cracking unit, Bayway's principal gasoline production unit, are currently scheduled for major turnaround maintenance in 1994. Ray material processed and clean product production are therefore not expected to reach 1993 levels at either the Avon or Bayway Refinery on an annualized basis.
Major maintenance of refinery processing units at the Ferndale Refinery is not anticipated until 1995.

     Tosco is not able to predict the level or trend of refining margins because of the uncertainties associated with oil markets. However, Tosco believes its acquisitions as well as a strengthening national economy will provide opportunities for Tosco to enhance earnings and cash flows.

Cash flows and liquidity - 1993

     Cash flows provided by operating activities were $154 million for 1993. Cash was generated from cash earnings from operations (net income plus depreciation and amortization and the non-cash inventory writedown) of $163 million and the utilization of previously accrued income tax benefits from discontinued operations of $42 million, partially offset by increase in working capital of $44 million and other assets (primarily deferred income tax assets) of $7 million. Net cash used in investing activities was $477 million, primarily for the acquisition of the Bayway Refinery, ($318 million, net of the $17 million paid in 1992) and PNW Properties ($160 million), both of which include initial levels of inventory, capital additions ($74 million), and other assets ($21 million, partially offset by net proceeds received from the sale of the principal operating assets of Seminole ($91 million) and a $5 million return of Tosco's investment in Continental-Tosco Limited Partnership, Tosco's joint venture petroleum enterprise with Continental Grain Company. Tosco expects to recover its remaining $10 million investment in 1994. Cash generated from financing activities was $306 million, including $150 million of proceeds from the issuance of long-term bonds (to finance the Bayway acquisition), $88 million of net proceeds from the public sale of Common Stock of Tosco (to finance the acquisition of the PNW Properties), $147 million of net borrowings under the new credit facility, less $50 million for the early retirement of subordinated debt, $28 million of dividends on common and preferred stock and other payments of $1 million.

     Liquidity (as measured by cash, short-term investments and unused credit facilities) decreased by $11 million during 1993 due to a decrease in cash and short-term investments of $19 million, partially offset by an increase in credit availability of $8 million. Tosco entered into a new revolving credit agreement (New Credit Agreement) to support the expanded working capital requirements of Tosco due to the acquisition of Bayway. However, Tosco may, depending upon market conditions, offer debt securities(to raise funds to pay down cash borrowings under its revolving credit agreement) or expand its revolving credit availability. At December 31, 1993, liquidity totaled $146 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months).

Capital Expenditures and Capitalization

     Tosco spent $74 million on budgeted capital projects at Avon ($64 million) and Bayway ($10 million). Capital spending programs continued to address compliance with environmental regulations and permits, operating flexibility and reliability and personnel/process safety, as well as to meet new federal and California regulations, adopted in 1992, for fuels that reduce emissions. Tosco's $30 million capital expenditure program to meet the CARB's October 1, 1993 deadline for diesel with lower sulfur and aromatic content was successfully completed on budget and ahead of schedule in September 1993. In November 1993, Tosco entered into a long-term lease of a new MTBE facility capable of producing up to 2,600 B/D of this oxygenate from a by-product of the Avon Refinery. In December 1993, operation of a new $40 million hydrogen plant located at the Avon Refinery also commenced. Tosco entered into a 15-year agreement to purchase 25 million cubic feet per day of hydrogen and steam from that plant.

     Future levels of capital spending will vary depending upon the extent to which the Avon Refinery is reconfigured to meet the more stringent regulations requiring reformulated gasoline to be sold in California (presently anticipated to be enforced by CARB by 1996). Tosco is moving ahead to obtain the necessary permits for construction of the new facilities (which are anticipated to range in costs from $175 million to $300 million during the period prior to the implementation of the CARB regulations). However, timely completion of the new facilities will continue to depend on a reasonable approval process for these permits and market conditions. Tosco has advised CARB that significant uncertainty exists concerning the implementations of their gasoline regulations and has requested that the timing and substance of the regulations be reevaluated to avoid serious disruption in California in 1996.

     At December 31, 1993, total shareholder's equity was $522 million, an increase from December 31, 1992 of $140 million due to the net proceeds of sale of Common Stock ($88 million) and net income ($81 million) less dividend and other payments ($29 million). Debt, including current maturities, increased by $247 million to $604 million at the end of 1993 primarily due to the acquisitions of Bayway and PNW Properties and their associated working capital requirements.

Impact of Inflation

     The impact of inflation has been less significant during recent years because of the relatively low rates of inflation experienced in the United States. Raw material costs, energy costs, and labor costs are important components of Tosco's costs. Any or all of these components could be increased by inflation, with a possible adverse effect on profitability, especially in high inflation periods when raw material and energy cost increases generally lead finished product prices. In addition, a rapid escalation of raw material and finished products prices could result in credit restrictions if working capital requirements exceed the maximum availability under Tosco's working capital facilities.

     Tosco's results of operations will also be impacted by the trend of petroleum prices in 1994. Tosco recorded a $17.7 million non-cash inventory writedown as a result of declining raw material and refined product process in November and December 1993. In the event that prices at the end of 1994 are lower than at the end of 1993, additional inventory writedowns will be required.

Item 8.  Financial Statements and Supplementary Data
The financial statements and supplementary data required by Part
II, Item 8, are included in Part IV, as indexed at Item 14(a)(1) and (a)(2).

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.


PART III


Item 10.  Directors and Executive Officers of the Registrant


There is hereby incorporated by reference the information appearing under the caption "Nominees for Election" in the registrant's definitive Proxy Statement relating to its 1994 Annual Meeting of
Shareholders to be filed with the Securities and Exchange
Commission.
See also the information appearing under the caption "Executive Officers of the Registrant" appearing in Part I.

Tosco is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until the next Annual Meeting of the Board of Directors.

Item 11.  Executive Compensation

    There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the registrant's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

      There is hereby incorporated by reference the information appearing under the caption "Stock Ownership of Officers and Directors" and "Other Matters - Certain Security Holdings" in the registrant's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

   There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the registrant's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.



PART IV

Item 14.    Exhibits, Financial Statement Schedules

(a)(1) and (a)(2). Financial Statements and Financial Statement Schedules. The consolidated financial statements and financial statement schedules of Tosco Corporation and subsidiaries, required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1.

(a)(3).  Exhibits.

3(a). Restated Articles of Incorporation of Registrant as currently in effect, including Certificates of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights of Preferred Stock. Incorporated by reference to Exhibit 28.2 to Registrant's Current Report on Form 8-K dated July 29, 1991.

3(b).  By-laws of Registrant as currently in effect.
Incorporated by reference to Exhibit 3(b) to Registrant's Annual
Report on Form 10-K for the fiscal year ended December 31, 1992.

4(a). Form of Indenture between Registrant and IBJ Schroeder and
Trust Company, as Trustee, relating to 9% Series A First
Mortgage
Bonds due March 15, 1997 and 9 5/8% Series B First Mortgage Bonds due March 15, 2002. Incorporated by reference to Exhibit 4.1 to Registration
Statement filed by Registrant on Form S-3 dated March 4, 1992.

4(b). Form of Indenture among Registrant, Bayway Refining Company and the First National Bank of Boston, as Trustee, relating to 81/4% First Mortgage Bonds due 2003. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-4 dated April 29, 1993.

10(a).   Amended and Restated Credit Agreement dated as of April
8, 1993 among Tosco Corporation, Seminole Fertilizer Corporation and Bayway Refining Company, as Borrowers, and the Banks named therein, as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent,
Bank of America National Trust and Savings Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston, as Agent and Arranger. Incorporated by reference to Exhibit 28 to Registrant's Current Report on Form 8-K dated April 8, 1993.

10(b). Amendatory Agreement No. 1 dated as of June 7, 1993 to Credit Agreement among Tosco Corporation, Seminole Fertilizer Corporation and
Bayway Refining Company, as Borrowers, and the Banks named therein, as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and
Co-Arranger, and the First National Bank of Boston, as Agent and
Arranger.

10(c). Amendatory Agreement No. 2 dated as of December 10, 1993 to Credit Agreement among Tosco Corporation, Seminole Fertilizer Corporation and Bayway Refining Company, as Borrowers, and the Banks named therein, as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings
Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston, as Agent and Arranger.

10(d). Exchange Agreement dated October 2, 1986, between Registrant and Atlantic Richfield Company. Incorporated by reference to Exhibit 10(aa) to Registration Statement filed by Registrant on Form S-1 under the Securities Act of 1933 (No. 33-9578).

10(e). Severance Agreement dated November 15, 1989, between Registrant and James M. Cleary. Incorporated by reference to
Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990. Schedule identifying similar agreement between Registrant, or its subsidiaries, and another employee. Amendments, effective as of January 1 and February 1, 1993, to said Agreements.

10(f). Severance Agreements dated May 31, 1990 between Registrant and John J. Lee. Incorporated by reference to Exhibit
10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990. Amendments, effective as of January 1, 1993, to said Agreement. Incorporated by reference to
Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(g).  Severance Agreement dated January 1, 1993 between
Registrant and Thomas D. O'Malley including schedule identifying similar agreements between Registrant, or its subsidiaries, and four of its employees.

10(h). Indemnification Agreement dated September 30, 1987, between Registrant and James M. Cleary, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10(i).  Consulting Agreement dated January 1, 1990 between the
Registrant and Clarence G. Frame.  Incorporated by reference to
Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(j).  Sale and Purchase Agreement for Bayway Refinery and
Related Facilities dated December 10, 1992 between Exxon
Corporation and Bayway Refining Company. Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form
10-K for the fiscal year ended December 31, 1992.

10(k). Asset Purchase Agreement dated March 1, 1993 between Seminole Fertilizer Corporation and Cargill Fertilizer,
Inc. Incorporated by reference to Exhibit 10(m) to Registrant's
Annual Report on Form 10-K for the fiscal year ended December
31,
1992.

10(l). Agreement for the Purchase and Sale of Assets between BP Exploration & Oil Inc. and Tosco Corporation dated November
9,
1993.  Incorporated by reference to Exhibit 1 to Registrant's
Current Report on Form 8-K dated November 9, 1993.

10(m).  Lease Intended for Security dated June 24,
1992 among Tosco Corporation, as Lessee, Norwest Bank Minnesota,
National Association, as Agent, and certain financial institutions, as Lessors. Incorporated by reference to Exhibit
10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(n).   Facility Lease dated October 15, 1992
between 1992 MTBE Facility Trust, Lessor and Tosco Corporation,
Lessee. Incorporated by reference to Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 1992.

10(o).  Hydrogen Supply Agreement dated August 19, 1992 between
Air Products and Chemicals, Inc. and Tosco Refining Company.
Incorporated by reference
to Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(p). Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No. 35P73, dated February 22, 1990 between Texaco Trading and Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(q) to Registrant's Annual
Report on Form 10-K for the fiscal year ended December 31, 1992.

10(q).   Amendment, dated April 30, 1992,  to TTTI Buy/Sell
Contract No. 17P77, dated April 13, 1988 between Texaco Trading and Transportation Inc. and Tosco Refining Company.
Incorporated
by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(r). Crude Oil Supply Agreement dated December 28, 1993 between BP Oil Supply Company and Tosco Corporation.

10(s). Trademark License Agreement dated December 28, 1993 between British Petroleum Company p.l.c. and Tosco Corporation.

11.   Statement regarding computation of per share earnings.
See
Exhibit 11 to Financial Statements (page F-36), as required by
Item 8 and appearing in Item 14  hereof.

21.   A list of all subsidiaries of the Registrant.

23.   Consent of Coopers & Lybrand.

(b).  Reports on Form 8-K

      During the last quarter of the period covered by this report, the Registrant filed a Current Report on Form 8-K, dated November 9, 1993, reporting under Item 5, Other Events, an agreement for the purchase of certain assets from BP Exploration and Oil, Inc. ("BP"). The Registrant also filed a current Report on form 8-K, dated December 28, 1993, reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of certain of BP's retail marketing and refining assets, and under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the omission of historical financial statements of these assets from this Form 10-K.

    (c).  Financial Statement schedules required by Regulation
S-X are excluded from the Annual Report to Shareholders by Rule
14a-3(b)(1).  See Schedules II,  V, VI, and VIII to the
Financial
Statements, as required by Item 8, and appearing under Item 14 hereof.

            TOSCO CORPORATION AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Financial
Statement Schedules
 Filed with the Annual Report of the Company on Form 10-K
                Year Ended December 31, 1993



                                                      Page



Report of Independent Accountants                        F-2

Consolidated Balance Sheets as of
December 31, 1993 and 1992                               F-3

Consolidated Statements of Operations
for the Years Ended
December 31, 1993, 1992 and 1991                          F-4

Consolidated Statements of
Cash Flows for the Years Ended
December 31, 1993, 1992 and 1991                          F-5

Consolidated Statement of Common
Shareholders' Equity for the
Years Ended December 31, 1993, 1992 and 1991              F-7

Notes to Consolidated Financial Statements          F-8  to F-31

Financial Statement Schedules:

II -  Amounts Receivable From Related Parties and
Underwriters, Promoters and
Employees Other Than Related Parties                     F-32

V  -  Property, Plant and Equipment                      F-33

VI -  Accumulated Depreciation, Depletion and
Amortization of Property, Plant and Equipment            F-34

VIII -  Valuation and Qualifying Accounts               F-35

Exhibit 11 - Computation of Per Share Data              F-36

     Financial statement schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.


              REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Tosco Corporation

We have audited the consolidated financial statements and the financial statement schedules of Tosco Corporation and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tosco Corporation and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for turnarounds, income taxes and postretirement benefits other than pensions.
                                   COOPERS & LYBRAND
Oakland, California
February 4, 1994

             TOSCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                   (Thousands of Dollars)
                                                December 31,
                                               1993      1992

ASSETS

Current assets
   Cash and cash equivalents              $  55,091   $  71,673
   Short-term investments and deposits       30,035      32,216
   Trade accounts receivable,
less allowance for uncollectibles
of $5,091,000 (1993) and $5,164,000 (1992)   174,285     90,854
   Inventories                               363,348     93,160
   Net assets of discontinued operations                121,275
   Prepaid expenses and other current assets  36,180     20,160
   Deferred income taxes                      12,123      5,959
     Total current assets                    671,062    435,297

Property, plant and equipment, net           723,265    390,591
Deferred charges and turnarounds              43,661     50,536
Deferred income taxes                         37,108     36,906
Other assets                                  17,763     39,611

     Total assets                         $1,492,859   $952,941

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities  $  310,243   $167,273
   Current installments of long-term debt        787        800
     Total current liabilities               311,030    168,073

Long-term debt                               603,306    356,761
Other liabilities                             12,433     10,141
Environmental cost liability                  29,440     29,440
Net liabilities of discontinued operations    11,733
Deferred income taxes                          3,273      7,096

Shareholders' equity
   $4.375 Series F Cumulative Convertible
Preferred Stock - $1.00 par value
- - Authorized 2,500,000 shares; issued and
outstanding 2,300,000 shares
(liquidation preference of $115,000,000)      111,197    111,197
Common shareholders' equity:
Common Stock $.75 par value, 50,000,000
shares authorized, 34,811,158 (1993)
and 31,821,158 (1992) shares issued            26,112     23,869
   Capital in excess of par value             534,727    449,265
   Retained earnings (deficit)              (  81,512) (
134,035)
   Reductions from capital                  (  68,880) (
68,866)
   Total common shareholders' equity          410,447    270,233
        Total shareholders' equity            521,644    381,430

Total liabilities and shareholders'equity  $1,492,859   $952,941


The accompanying notes are an integral part of these financial statements.

               TOSCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
           (Thousands of Dollars Except Per Share Data)


                                     Year Ended December 31,


                                  1993       1992        1991

Sales                        $ 3,559,217  $1,860,969   $1,608,665

Cost of sales                   3,307,492   1,728,305  1,487,437
Inventory writedown                17,651
Environmental cost accrual                    25,000       4,000
Selling, general and
administrative expenses            58,174     38,728      30,214
Interest expense                   48,868     23,941      22,737
Interest income                 (   4,722)  (  6,018)   ( 6,188)
                                3,427,463  1,809,956   1,538,200
Income from continuing
operations before provision for
income taxes and
 cumulative effect of accounting
 changes                          131,754     51,013     70,465
Provision for income taxes         51,175     20,766      2,363
Income from continuing
 operations before
cumulative effect of
 accounting changes                80,579      30,247     68,102
Discontinued operations,
 net of income taxes:
 Income (loss) from operations,
 net of income taxes
of $10,625,000 (1992) and
 (647,000) (1991)                           (  15,905)    7,262
   Estimated loss on disposal,
 net of income taxes of $79,531,000          (105,000)

Income (loss) from discontinued
 operations                                 ( 120,905)
7,262
Income (loss) before cumulative
effect of accounting changes         80,579  ( 90,658)
75,364
Cumulative effect of changes
in accounting for:
   Income taxes
 Continuing operations                          56,000
    Discontinued operations                 (   43,000)
   Turnarounds, net of taxes                     3,203

Net income (loss)                    80,579    (74,455)
75,364

Preferred stock dividend
 requirements                     (  10,063)  ( 10,063)
(3,771)

Income (loss) attributable to
 common shareholders            $    70,516  ($  84,518) $
71,593

Income (loss) per common and common
   equivalent share:

   Primary:
From continuing operations        $   2.38      $  .68   $  2.15
    From discontinued operations               (  4.08)      .24
    From cumulative effect of
 accounting changes                                .55
Income (loss) per share       $   2.38  ($   2.85)  $       2.39

   Fully diluted:
    From continuing operations     $   2.33   $    .68    $ 2.12
    From discontinued operations             (    4.08)      .23
    From cumulative effect of
 accounting changes                                .55

    Income (loss) per share        $   2.33  ($   2.85)  $  2.35

The accompanying notes are an integral part of these financial statements.

              TOSCO CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS



                    (Thousands of Dollars)
                                        Year Ended December 31,
                                         1993        1992          1991
  Cash flows from operating
 activities:
 Net income (loss)                       $  80,579    ($  74,455)    $ 75,364
   Adjustments to arrive at
 net cash provided by operating
activities:
  Depreciation and depletion               35,618         25,740       26,756
 Write-off of deferred loan costs                          3,645
Amortization of deferred items             29,473         29,323       16,843
     Inventory writedown                   17,651

     Environmental cost accrual                           25,000       4,000
(Income) loss from discontinued operations               120,905      (7,262)
Cumulative effect of accounting changes                (  16,203)
     Deferred income taxes             (  10,189)          9,044       2,979
Utilization of income tax benefits of
 discontinued operations                  41,791
   (Increase) decrease:
   Trade accounts receivable          (   83,431)     (    26,438)     20,931
   Inventories                        (   95,389)     (     7,123)  (  34,836)
   Prepaid expenses and other
 current assets                       (   16,020)      (     1,677)        383
   Increase (decrease):
Accounts payable and accrued
 liabilities                             151,236            61,578   (   2,127)
Non-current liabilities and
 deferred gains                            3,676             3,128   (     626)
   Other, net                         (      532)            2,795   (   5,211)
Net cash provided by operating
 activities                              154,463           155,262      97,194

Cash flows from investing activities:
   Purchase of property, plant and
 equipment,  net                      (   73,897)      (    69,133)   (  41,170)
   Purchase of Bayway assets, including
 acquired inventories                 (  317,630)      (    17,500)
Purchase of PNW Properties, including
 acquired inventories                  ( 159,981)
Increase in deferred turnarounds,
 charges and other assets              (   23,655)       (    35,324)  (  45,628)
   Net proceeds from sale of
 discontinued operations                   91,217
   Investment in discontinued operations                 (    33,306)   (126,777)
   Net change in short-term investments
 and deposits 2,181                                      (    20,174)  (     696)
   Proceeds from (investment in)
 Continental-Tosco Limited Partnership      4,880        (    16,194)

Net cash used in investing activities   (  476,885)      (   191,631)   (214,271)

Cash flows from financing activities:
   Proceeds from Bayway Mortgage Bonds   150,000
   First Mortgage Bond Offering
    Proceeds                                                 300,000
    Debt payments                                           (186,608)
   Refinancing of debt
    Proceeds                                                               200,000
    Debt payments                                                         (137,311)
   Borrowings under revolver, net       147,000
   Early retirement of debt         (    50,000)                          ( 10,600)
Principal payments under debt
 agreements                         (       795)          (   5,261)      ( 27,860)
   Issuance of long-term debt                                 1,500
   Issuance of Preferred Stock, net of expenses                            111,197
   Issuance of Common Stock, net of expenses        88,418
   Dividends paid on Preferred and Common Stock (   28,056) (  27,825)    ( 20,430)
   Purchase of equity securities                (       14)  (   13,875)    (  2,091)
   Other, net                                   (      713)         742        923
Net cash provided by financing activities          305,840       68,673      113,828
Net increase (decrease) in cash and cash
 equivalents                                    (   16,582)      32,304    (   3,249)
Cash and cash equivalents at beginning of year      71,673       39,369       42,618
Cash and cash equivalents at end of year         $  55,091    $  71,673     $ 39,369

The accompanying notes are an integral part of these financial statements.

             TOSCO CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)





      Supplemental Disclosures of Cash Flow Information
                   (Thousands of Dollars)

                                         Year Ended December 31,

                                     1993      1992       1991
Cash paid during the year:
    Interest                       $ 44,923  $  24,878   $
25,229
    Income taxes                   $  2,576  $   6,612   $
4,944




The accompanying notes are an integral part of these financial statements.




                               TOSCO CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                         (Dollar Amounts in Thousands)


                                                    Reductions from Capital


                  Common Stock                  Capital in       Retained     Treasury Stock,             Total Common
                   Issued                      Excess of         Earnings         at Cost
Shareholders'
                  Shares       Amount    4% Notes   ParValue     (Deficit)     Shares    Amount   Other    Equity
Balance,
January 1, 1991   31,691,509  $  23,769  $  2,170   $ 447,103  ($85,408)    1,814,831  ($52,900) ($1,487) $333,247
Net income                                                       75,364                                     75,364
Accrual of preferred
stock dividends                                                  (1,255)                                    (1,255)
Dividends paid                                                   20,430)                                    (20,430)
Purchase of Common Stock                                                      115,880    (2,091)             (2,091)
ESOP note activity                                                                                   687        687
Conversion of
 4% Notes          97,444          73      (2,196)    1,834                                                   (289)
Exercise of
 stock options     31,240          23                   406                                                    429
Other                675)     ______          26         (16)      (26)                                    (    16)
Balance,
December 31 1991 31,819,518    23,865          -      449,327    (31,755)    1,930,711   ( 54,991)  ( 800)  385,646

Net loss                                                         (74,455)                                   (74,455)
Preferred stock dividends                                        (10,063)                                   (10,063)
Common stock dividends                                           (17,762)                                   (17,762)
Purchase of Common Stock                                                       617,733    (13,875)          (13,875)
Payment of
fractional shares
 in cash                    (4,231)                    (87)                                                     (87)
ESOP note payment                                                                                     800       800
Exercise of stock
 options                     5,933          4           86                                                       90
Other                       (62)                       (61)                                                     (61)
Balance,
 December 31, 1992    31,821,158      23,869       449,265         (134,035)     2,548,444   (68,866)        270,233
.....
Net income                                                           80,579                                   80,579
Preferred stock dividends
        (  10,063)                                                  (10,063)
Common stock dividends                                              (17,993)                                 (17,993)
Issuance of
 Common Stock`       2,990,000       2,243        86,175                                                      88,418
Purchase of Common Stock                                                            555        (     14)   (     14)
Other                                              (713)                                                     (  713)
Balance,
December 31, 1993   34,811,158    $26,112   $       $534,727       ($  81,512)  2,548,999     ($68,880) $   $410,447


The accompanying notes are an integral part of these financial statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Tosco Corporation and its wholly owned subsidiaries (Tosco), including Seminole Fertilizer
Corporation (Seminole), a discontinued operation whose principal operating assets were sold in 1993 (Note 5).

   All significant intercompany accounts and transactions have been eliminated.

 Nature of Business

   Tosco is one of the largest independent oil refiners (as measured by crude distillation capacity) and wholesale marketers of petroleum products in the United States. With the acquisition of BP Exploration and Oil, Inc.'s (BP) assets in Washington and Oregon, Tosco has partially integrated downstream into retail gasoline marketing. Tosco also engages in related commercial activities throughout the United States and internationally, and has interests in oil shale properties in Colorado and Utah.

 Reclassifications

   Certain previously reported amounts have been reclassified to conform to classifications adopted in 1993.

 Cash, Cash Equivalents, Short-term Investments and
Deposits

   Tosco invests cash in excess of operating requirements in cash equivalent short-term time deposits, money market instruments, government securities and commercial paper. Investments with original maturities of more than three months are classified as short-term investments and carried at the lower of cost or market.

   The Loil Group Ltd. (Loil), a wholly-owned subsidiary of Tosco, has issued director and officer liability insurance policies to Tosco with limits of liability coverage of $13,200,000 and $12,000,000 at December 31, 1993 and 1992,
respectively (an amount approximately equal to the amount of cash, short-term investments and marketable securities available to Loil). The portfolio is restricted to payment of defense costs and claims made against the directors and officers of Tosco.

 Inventories

   Inventories of raw materials and products are valued at the lower of cost, determined on the last-in, first-out (LIFO) basis, or market. The net realizable value of LIFO inventories is measured by aggregating similar pools on a consolidated basis.

 Deferred Charges and Turnarounds

   Financing charges related to the obtaining or refinancing of debt are deferred and amortized over the expected life of the related debt using the effective interest method.


Turnaround costs (which consist of complete shutdown and inspection of major processing units at intervals of more than one year for repairs and replacements) are deferred and amortized over the period to the next scheduled unit turnaround which generally ranges from 24 to 36 months. To provide for a better matching of turnaround costs with revenues, Tosco changed its accounting for turnaround costs, effective January 1, 1992 to one that results in the deferral and subsequent amortization of turnaround costs incurred on all significant processing units. The cumulative effect of this accounting change was an increase in earnings of approximately $3,203,000 (net of income taxes of approximately $2,138,000) or $.11 per share for 1992.

 Property, Plant and Equipment

   Property, plant and equipment, including capitalized interest, are carried at cost less accumulated depreciation. Depreciation and amortization are provided over the estimated useful lives of the respective classes of assets utilizing the straight-line method. Expenditures which materially increase values, change capacities or extend useful lives are capitalized. Routine maintenance, repairs, and replacement costs are charged against income. Upon disposal of facilities, cost, less proceeds, is charged against accumulated depreciation unless extraordinary in nature or amount.

 Excise Taxes

   Excise taxes collected on the sale of products are remitted to governmental agencies and are not included in sales, cost of sales or other expenses.

 Environmental Costs

   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Tosco's commitment to a formal plan of action.

 Postretirement Benefits

   Effective January 1, 1992, Tosco adopted Statement of
Financial Accounting Standards (SFAS) No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions," electing to prospectively amortize its accumulated post-retirement benefits liability.

 Income Taxes

   Effective January 1, 1992, Tosco adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, Tosco's deferred income tax liabilities are adjusted for the estimated future tax effects attributable to "temporary differences" (differences between book and tax bases of assets and liabilities) at enacted tax rates. The cumulative effect of this change in accounting method as of January 1, 1992 was an increase in net income of $13,000,000 or $.44 per share for 1992.


Earnings Per Share

   Primary earnings per share are computed by dividing income attributable to common shareholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share computations assume (unless the effect is antidilutive) that all shares of $4.375 Series F Cumulative Convertible Preferred Stock (Series F Stock) were converted to common stock of Tosco (Common Stock) at the date of issue and that no preferred dividends were paid.

The weighted average number of shares used in computing earnings per share are as follows:

                             Year Ended December 31,
                            1993       1992     1991
                                    (In Thousands)

Primary                       29,679   29,618   29,965
Fully Diluted                 34,641   29,618   32,074

2.  Acquisition of Bayway Refinery

   On April 8, 1993, Bayway Refining Company, a wholly-owned subsidiary of Tosco, completed its acquisition of a refinery and related facilities located in Linden, New Jersey (Bayway) from Exxon Corporation (Exxon). The purchase price of approximately $175,000,000, plus related acquisition costs of approximately $4,056,000 was fully allocated to the acquired assets, based upon their estimated fair values as of the date of acquisition. Inventories in storage, with a negotiated value of $164,630,000, were also purchased from Exxon at the closing of the acquisition. The funds paid for the acquisition, including the $17,500,000 deposit made in December 1992, were received from a combination of sources, including an equity contribution by Tosco (from the net proceeds from the sale of bonds), intercompany loans and cash borrowings under its revolving credit facility (Note 10).

3.  Acquisition of Pacific Northwest Properties

   On December 28, 1993, Tosco completed the acquisition of BP Exploration & Oil, Inc.'s (BP), retail marketing and refining assets located in the states of Washington and Oregon (PNW Properties). The purchase price of the PNW Properties was $123,895,000 plus the value of inventory, and a profit participation of up to $150,000,000 over the five years following the acquisition. Profit participation payments relating to the refining operation's performance will be limited to a cumulative total of $50,000,000, while such payments relating to the performance of retail marketing will be limited to a cumulative total of $100,000,000. Tosco or BP may elect liquidation of the participation agreement for the retail marketing segment on an annual basis beginning in December 1994. The retail participation liquidation payment, which if elected by Tosco is higher than if elected by BP, decreases over the five year term of the agreement. There were no amounts due to BP at December 31, 1993 under this agreement. The assets acquired include the Ferndale Refinery (located in Ferndale, Washington) with a current capacity of approximately 85,000 barrels per day, two product distribution terminals located in Washington, retail marketing assets located in Washington and Oregon, and the right to market under the BP brand for at least five years. BP has agreed to supply the Ferndale Refinery, at Tosco's option, with crude oil for a period of five years. The purchase price has been preliminarily allocated to the refinery and terminal assets ($47,895,000) and the retail assets acquired ($76,000,000).
A final allocation of the purchase price, and disclosure of future minimum lease obligations, will be determined in 1994 when appraisals and other studies are completed.

   The funds for the acquisition were received from a combination of sources, including net proceeds of $88,418,000 received from a public offering of Common Stock, available cash and funds available under Tosco's revolving credit agreement.

4.  Financial Instruments

   Tosco makes extensive use of futures and forward contracts principally to hedge refining margins on a varying percentage of Bayway's future production. Futures and forward contracts are used to lock in margins between the cost of raw materials purchased and the selling value of refined products produced, primarily gasoline and heating oil, generally for periods not exceeding one year. Gains and losses relating to raw material futures contracts are deferred until the related refined products are produced. Unrecognized net gains at December 31, 1993, on futures and forward contracts were approximately $11,000,000.

   Pursuant to the requirements of the commodity exchanges, margin deposits for a percentage of the value of the futures contracts have been placed with commodity brokers. The margin deposits are classified as short-term deposits on the balance sheet.

Fair Values

   Estimated fair values of financial instruments and their method of determination, are as follows:

                                       December 31, 1993
                         Carrying Value          Fair Value
                                (Thousands of Dollars)

Cash and cash equivalents     $ 55,091           $  55,091  (a)
Short-term investments
 and deposits                   30,035              30,035  (a)
Current liabilities            311,030             311,030  (a)
Mortgage and Exchange Bonds    450,000             490,170  (b)
Revolving Credit Facilities    147,000             147,000  (c)
Note collateralized by oil
 shale properties
 and other long-term debt        6,306                      (d)
Interest rate swaps, net                            (2,690) (e)

(a) Because of the short-term maturity of these instruments, carrying value approximates fair value.

(b) The fair value of these instruments reflects quoted market prices at December 31, 1993.

(c) Borrowings under the floating rate revolving credit facilities approximate fair value.

(d) These instruments are not publicly traded; therefore the fair value is not practicable to estimate.

(e) As required by a former loan agreement, Tosco entered into a five year interest rate swap agreement in 1991 which was intended to convert a predetermined percentage of floating rate bank term debt to fixed rate term debt. At December 31, 1993, the notional amount (the amount used to measure interest to be paid or received) of the interest rate swap was $63,500,000. Concurrent with the retirement of the floating rate bank term debt, Tosco entered into a second interest rate swap agreement in 1992 pursuant to which Tosco received fixed rate interest and paid floating rate interest. In March 1993, Tosco terminated the second interest rate swap and received $3,200,000 which is being amortized over the term of the agreement. The fair value indicated in the table represents the cost of terminating the first swap, net of the unamortized gain on the second swap.

Credit Risk

   Financial instruments which potentially subject Tosco to concentrations of credit risk consist principally of temporary cash investments, trade receivables and commodity futures and forward contracts. To reduce credit risk, temporary cash investments are spread among several high quality financial institutions and Tosco conducts ongoing evaluations of its broad base of customers and contract parties and requires letters of credit or other collateral arrangements as appropriate.


5.  Discontinued Operations

   On May 4, 1993, Seminole completed its previously announced sale of its principal operating assets to Cargill Fertilizer Inc. (Cargill) for approximately $127,000,000. Under the terms of the sale agreement, Seminole executed promissory notes to Cargill totalling $14,500,000, payable in two equal installments on January 1, 1994 and 1995, for land reclamation liabilities that Cargill also assumed. The cash proceeds, net of amounts utilized to extinguish outstanding borrowings under a revolving credit agreement and for payment of certain liabilities, of approximately $91,217,000 were paid to Tosco as a reduction of outstanding intercompany debt. A fourth quarter 1992 loss of $105,000,000 was recorded to reflect the estimated loss on sale of Seminole's principal operating assets, the estimated cost of disposing of its interest in the Fort Meade Chemical Products partnership (FMCP), and a provision for estimated operating losses during the phase-out period.

   Net assets (liabilities) of the discontinued segment are as follows:
                                           December 31,
                                      1993           1992
                                      (Thousands of Dollars)

Assets (a)                         $   46,059     $ 389,854
Long-term debt (b)              (      32,982)  (    66,339)
Other liabilities               (      24,810)  (    97,240)(c)
Estimated loss on disposal(d)                    (  105,000)

Net assets (liabilities)
 of discontinued operations        ($  11,733)     $121,275

(a) Other assets at December 31, 1993 include a receivable for income taxes of $37,740,000 (related to tax benefits of Seminole's losses from operations and sale of assets) which will be utilized to reduce Tosco's consolidated tax liability reflected on federal and state income tax returns.

(b)   A subsidiary of Seminole
    entered into an agreement for the sale of its partnership interest in FMCP to U.S. Agri-Chemicals Corporation effective January 1, 1994. Pursuant to the sale agreement, the subsidiary remains obligated for its 50% share of the debt of FMCP, which at December 31, 1993 consisted of $20,482,000 capital lease obligations and $12,500,000 of bonds. The $12,500,000 of bonds were called by the holder and paid in February 1994. At December 31, 1992 long-term debt included $33,000,000 of borrowings under the revolving credit facilities.

(c) $10,000,000 of estimated reclamation costs relating to Seminole has been reclassified to discontinued operations.

(d) The estimated loss on disposal is presented net of related income tax benefits of $79,531,000.


6.   Inventories
                                           December 31,
                                         1993         1992
                                      (Thousands of Dollars)

Raw materials                         $ 130,233   $   37,941
Intermediates                            26,723       17,187
Finished products                       205,281       66,280
Retail                                    1,111
                                        363,348      121,408
Less LIFO reserve                                     28,248
                                      $ 363,348 $     93,160

Results of operations for the year ended December 1993, include a charge of $17,651,000 for the writedown of inventory to estimated net realizable value as of December
31, 1993.

7.  Other Assets

                                             December 31,
                                         1993         1992
                                      (Thousands of Dollars)

Bayway Refinery acquisition deposit    $            $17,500
Investment in Continental-Tosco
  Limited Partnership (CT-LP) (a)       10,180       15,637
Other assets                             7,583        6,474
                                    $   17,763    $  39,611

(a)During the fourth quarter of 1993 Tosco withdrew its participation in CT-LP, and received a portion of its investment. Tosco anticipates recovering its remaining investment in 1994.

8.  Property, Plant and Equipment

                              December 31,    Straight-Line
                            1993     1992     Annual Rate
                       Thousands of Dollars)

Land                   $  51,287  $ 14,654
Refineries and
 related assets          746,948   530,260      4% to 15%
Retail marketing and
 related assets           76,000                 5% to 20%
Office buildings,
furniture, fixtures
and improvements          30,070     9,993       3% to 33%
Transportation equipment  33,595    13,806       4% to 33%
Mineral properties,
 principally oil  shale
  interests (a)           21,815     21,815
Natural gas properties     3,569      3,569
Construction in progress  45,726     66,918
                        1,009,010   661,015
Less accumulated
depreciation
 and amortization         285,745   270,424
                        $ 723,265 $ 390,591

(a) At cost, net of impairments.

Expenditures for maintenance and repairs (excluding the amortization of turnaround costs) were $74,596,000, $53,480,000, and $54,243,000 for 1993, 1992 and 1991,
respectively.


9.   Accounts Payable and Accrued Liabilities
                                            December 31,
                                    1993              1992
                                     (Thousands of Dollars)

Accounts payable - trade           $ 220,954      $ 133,100
Accrued taxes other than
 taxes on income                      36,250         18,908
Accrued compensation and
 related benefits                      7,365          3,014
Accrued interest                      10,791          8,297
Income taxes payable (receivable)     14,106      (   3,141)
Accrued dividends on preferred stock   1,253          1,253
Acquisition related liabilities       10,938
Other accrued costs                    8,586           5,842
                                   $ 310,243       $ 167,273

10.Long-Term Debt
                                          December 31,
                                    1993           1992
                                    (Thousands of Dollars)

Collateralized
First Mortgage Bonds (a) (c)       $ 300,000     $ 300,000
Exchange Bonds (b) (c)               150,000
Revolving Credit Facilities (c)      147,000
Note collateralized by oil shale
  mining properties (d)                5,647         6,018

Uncollateralized
8% Convertible Subordinated
 Debentures (e)                                      50,000
Other                                  1,446          1,543
                                     604,093        357,561
Less:  Current installments              787            800
                                   $ 603,306      $ 356,761

(a)In March 1992, Tosco sold $300,000,000 of First Mortgage Bonds (Bonds), comprised of $100,000,000 of 9% Series A Bonds due March 15, 1997 and $200,000,000 of 9-5/8% Series
   B Bonds due March 15, 2002. Interest on the Bonds is payable each March 15th and September 15th. The Bonds are non-callable and are collateralized by the Avon Refinery and certain related assets.

(b)In connection with the acquisition of the Bayway Refinery, Tosco sold in a private placement $150,000,000 of 8-1/4% First Mortgage Bonds due May 15, 2003 (Bayway Mortgage Bonds) which are guaranteed by Bayway. The Bayway guarantee is collateralized by the Bayway Refinery and related assets and a guarantee of Tosco. Proceeds from the sale of the Bayway Mortgage Bonds, net of $2,325,000 of costs, were contributed as an equity investment to Bayway. Interest on the Bayway Mortgage Bonds, is payable semi-annually commencing May 15, 1993. Tosco, pursuant to a registration statement effective July 7, 1993, exchanged the Bayway Mortgage Bonds for a new series of its 8-1/4% First Mortgage Bonds due May 15, 2003 (Exchange Bonds) the terms of which are substantially identical to the Bayway Mortgage Bonds. The Exchange Bonds are publicly traded. All of the Bayway Mortgage Bonds were exchanged for the Exchange Bonds, and the exchange offer expired on August 20, 1993.

(c) In connection with the acquisition of the Bayway Refinery, Tosco entered into a new credit agreement (New Credit Agreement) with a group of bank lenders which provides up to $350,000,000 of revolving credit availability (New Revolving Credit Facilities) for working capital purposes (based upon a borrowing base of eligible investments, accounts receivable and inventory). Cash borrowings under the New Revolving Credit Facilities bear interest at the option of Tosco at either the prime rate plus a margin ranging from zero to 1/4% or at the Eurodollar rate plus a margin ranging from 1% to 1-1/2%. The incremental margin is dependent on the credit rating of the First Mortgage Bonds. A commitment fee of 3/8% per annum on the unused portion of the commitment is also due. The New Credit Agreement is collateralized by investments, accounts receivable, and inventory of Tosco and Bayway. The New Credit Agreement expires in April 1997.

   The loan agreements for the Bonds, the Exchange Bonds, and the New Credit Agreement contain covenants which limit Tosco's ability to incur additional indebtedness, pay dividends, acquire equity securities of Tosco, make investments in certain subsidiaries and make discretionary capital expenditures. In addition, the New Credit Agreement requires the maintenance of specified ratios and net worth. At December 31, 1993, Tosco was in compliance with all debt covenants.

(d)On December 17, 1987, The Oil Shale Corporation, a subsidiary of Tosco, exercised options to acquire certain oil shale mining claims (Ertl and Paraho oil shale properties in Rio Blanco County, Colorado) for a cash payment of $1,150,000 and execution of a promissory note of $11,562,000, payable in fifteen equal annual principal installments beginning on December 17, 1990. The promissory note, with a stated interest rate of 5%, was discounted, based upon long-term market rates, to a value of $6,356,000 at the date of issue.

(e)On October 15, 1980, Tosco International Finance, N. V., (TIFNV), a wholly-owned subsidiary of Tosco, sold $50,000,000 of 8% Convertible Subordinated Debentures due October 15, 1995 (Debentures) outside the United States. The Debentures, which were guaranteed by Tosco, were convertible into Common Stock at $186.875 per share. In August, 1993, TIFNV completed the redemption of the Debentures for approximately $53,311,000 (the principal amount plus accrued interest).

Future Installments of Long-Term Debt

Maturities relating to long-term debt during the next five years are as follows:

                 Years Ending              Thousands
                  December 31,            of Dollars

                1994                   $      787
                1995                          771
                1996                          771
                1997                      247,771 (a)
                1998                          771

(a) Includes cash borrowings of $147,000,000 at December 31,
1993
   under the revolving credit facility. The borrowings will vary according to Tosco's working capital requirements.


Utilization of Working Capital Facilities

                                               December 31,
                                          1993      1992
                                    (Thousands of Dollars)

Revolving Credit Facilities
    Cash borrowings                  $ 147,000    $
        Letters of credit              142,177      17,443
          Total utilization            289,177      17,443
        Availability                    60,823      52,557
          Total credit line          $ 350,000   $  70,000

11.Capital Stock

 Series F Preferred Stock

   In August 1991, Tosco issued 2,300,000 shares of Series F Stock for an aggregate value of $115,000,000 (net proceeds of $111,197,000). The Series F Stock is convertible into 2.0833 shares of Common Stock, equivalent to a conversion price of $24.00 per share of Common Stock, subject to adjustment in certain events. The Series F Stock is not subject to any mandatory redemption or sinking fund provision and is not redeemable prior to August 15, 1994. The Series F Stock is subsequently redeemable, in whole or in part, at the option of Tosco at redemption prices beginning at $53.0625 per share and declining to $50 per share plus accrued dividends on August 15, 2001. Dividends of $1.09375 per share are payable quarterly. No cash dividends can be declared or paid on any stock junior to the Series F Stock in the event of dividend arrearages. If six quarterly dividends are in arrears, the holders of the Series F Stock, voting as a separate class, shall be entitled to elect two additional directors until all cumulative dividends are paid.

 Common Stock

   In December 1993, Tosco received net proceeds of $88,418,000 from a public offering of 2,990,000 shares of Common Stock.

 Common Stock Purchases

   In October 1990, Tosco's Board of Directors authorized the acquisition of up to 2,000,000 common share equivalents in the open market or otherwise at prices Tosco considers opportune (Common Stock Acquisition Program). In 1990 and 1991, Tosco acquired a total of 154,580 shares of Common Stock pursuant to the Common Stock Acquisition Program. In July 1992, Tosco's Board of Directors renewed its previous authorization and Tosco acquired 606,000 shares of Common Stock during the remainder of 1992.

   Tosco also purchased 12,288 shares of Common Stock from the Tosco Employee Stock Ownership Plan (ESOP) during 1992 and 1993 pursuant to a program which allows employees who have reached retirement age to transfer their vested investment in Common Stock to the Tosco Corporation Capital Accumulation Plan (Note 14).

12.Stock Options and Shares Reserved For Issuance

   Tosco had three stock option plans in effect at December 31, 1993: the 1992 Stock Incentive Plan (1992 Plan), the 1989 Stock Incentive Plan (1989 Plan), and the Long Term Incentive Plan of 1979 (as amended) (LTIP). Grants may no longer be made under the LTIP; however, grants previously made may be exercised until their expiration date or termination of employment.


The 1989 and 1992 Stock Incentive Plans

   The 1989 and 1992 Stock Incentive Plans provide for the issuance to key employees, consultants, and non-employee directors of a maximum of 1,280,000 and 1,200,000 shares of Common Stock, respectively, in the form of stock options, restricted stock awards and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986), or as nonqualified options, including nonqualified stock options whose purchase price or vesting requirements are based on the employee's achievement of established performance objectives. Options may be exercised as determined by the Compensation Committee of the Board of Directors (Compensation Committee) but in no event after ten years and one day from the date of grant. The exercise price of nonqualified stock options is determined by the Compensation Committee and may be less than the fair market value of Common Stock on the date of grant. No awards may be granted under the 1989 and 1992 Plan after March 7, 1999 and March 13, 2002, respectively.

   Nonqualified stock options (Stock Options) to acquire an aggregate of 566,500 shares of Common Stock at prices ranging from $21.69 to $31.37 per share (the adjusted average of the high and low market prices of Common Stock on the respective dates of grant) were granted to key employees and one non-employee director during 1993. Subject to the severance agreements with certain key employees (Note 16), each of the grants is exercisable as to one-third of such shares at any time following the first anniversary of the date of grant and an additional one-third after each of the second and third anniversaries. Stock appreciation rights with respect to 12,000 shares of Common Stock were also granted. The exercise of Stock Options results in the cancellation of the same number of stock appreciation rights as to which the Stock Options are exercised.



                                Year Ended December 31,
                                1993                      1992                   1991
                              Option Price               Option Price            Option Price
                           Shares    Per Share           Shares     Per Share       Shares     Per Share
   tanding,
beginning of year         1,468,099  $11.90 to $28.56   1,003,032  $11.90 to $24.63 623,072   $11.90 to $21.88
Grants - 1992 Plan          542,500  $21.69 to $25.94     193,500  $28.56
Grants - 1989 Plan           24,000   $31.37              324,000  $27.75 to $28.56  449,000   $14.81 to $24.63
Exercised                 (  221,633) $18.86 to $23.56  (  21,933) $11.90 to $28.56 ( 31,240)  $11.90 to $18.75
Expired or Cancelled      (  193,667)  $28.44 to $28.56  ( 30,500) $18.75 to $23.56 ( 37,800)  $18.88 to $21.88
Outstanding, end
of year <F1>               1,619,299   $14.38 to $31.37  1,468,099   $11.90 to $28.56 1,003,032  $11.90 to $24.63

Exercisable                  722,799                       550,766                      289,365

Available for future grant   697,167                     1,009,000                      357,000

Shares reserved for:
Exercise of stock options  2,316,466                     2,477,099                     1,360,032
Conversion of 8% Debentures                                267,558                       267,558
Conversion of Series
 F Stock                    4,791,590                    4,791,590                     4,791,590

Total shares reserved       7,108,056                    7,536,247                     6,419,180

  <F1> As of December 31, 1993, the expiration dates of options outstanding
    range from May 25, 1994 to January 31, 2003.



   On January 19, 1994, options to purchase 165,000 shares of Common Stock were granted under the 1989 Plan at a price of $29.25 per share.


 13.Income Taxes


   The provision for income taxes is summarized below:

                               Year Ended December 31,
                            1993        1992       1991
                               (Thousands of Dollars)
Current:
      Federal            $  51,915   $  9,293   $ 1,059
      State                 12,096      3,225     3,542
      Foreign                  218        336       532

 Total current              64,229     12,854     5,133

Deferred:
      Federal          (    6,366)      6,546       300
      State            (    3,823)      1,366     2,800
 Total deferred         (  10,189)      7,912     3,100
Adjustment to prior
 year estimated
income taxes (a)       (    2,865)            (   5,870)
Provision for
 income taxes           $  51,175   $ 20,766*   $ 2,363

* Excluding effect of accounting changes.

  (a) See footnote below following table.


A reconciliation of the provision for income taxes to income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                               Year Ended December 31,
                              1993        1992     1991
                                 (Thousands of Dollars)

Computed income taxes
at 35% for 1993
and 34% for 1992 and 1991     $ 46,114  $ 17,344  $ 23,958
State income taxes              11,858     4,591     6,342
Federal tax benefit of
state income taxes           (   4,150)   (1,560)     (127)
Foreign and other taxes            218       391       532
Tax benefit of NOL carryforwards                   (22,472)
Adjustment to prior
 year estimated
 income taxes (a)              (  2,865)            (  5,870)
                             $   51,175   $ 20,766* $  2,363

* Excluding effect of accounting changes.

(a) The provision for income taxes for 1993 includes tax credits of approximately $2,500,000 which were finalized in tax returns filed in October 1993. The adjustment to the provision for income taxes for 1991 is primarily attributable to the net reversal of previously accrued federal and state income taxes for 1990. Income tax accruals for 1990 were based upon estimates of book/tax temporary differences, filing status and apportionment data which were further reviewed and refined in tax returns filed in September and October 1991.


Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                 Year Ended December 31, 1993

                                      1993             1992
                                      (Thousands of Dollars)
Deductible temporary differences:
 Environmental cost liability       ( $29,440)       ($29,440)
 Inventories                        (  22,318)       (  4,618)
 Postretirement benefit
 obligations other than pensions    (   3,439)       (  3,111)
 Accrued liabilities
 deductible for tax when paid       (  12,200)       ( 12,349)
 Deferred state income taxes (a)    (   3,273)       (  7,096)
 Other                              (  14,180)       (  4,094)
Tax carryforwards:
 Net operating losses (b)           ( 176,718)       (200,061)
 Capital losses                                      ( 18,056)
                                    ( 261,568)       (278,825)
Taxable temporary differences:
 Property, plant and equipment        178,320         186,683
 Deferred turnarounds
 expensed for tax                       7,251          12,000
 Other                                  3,872           5,709
                                      189,443         204,392

Total temporary differences
 and carryforwards, net             (  72,125)      (  74,433)
Valuation allowance (d)                                18,056

Total temporary differences
and carryforwards
after valuation allowance          ($ 72,125)       ($56,377)
Federal income taxes
at 35.12% in 1993 and
 34.12% in 1992                    ($ 25,330)       ($19,236)
Tax credit carryforwards (b)      (   14,659)       ( 14,659)
Alternative minimum tax
 (AMT) credit carryforwards (c)   (    9,242)       (  8,970)
Deferred federal income tax asset ($  49,231)       ($42,865)

Current deferred                  ($ 12,123)       ($  5,959)
Long-term deferred                (  37,108)       (  36,906)
                                  ($ 49,231)       ($ 42,865)

   (a)Deferred state income tax liabilities of $3,273,000 and $7,096,000 in 1993 and 1992, respectively, were provided for temporary differences primarily related to the excess of state tax over book depreciation. There are no significant NOL or tax credit carryforwards available for state tax computations.

   (b)The NOLs were generated during the four-year period 1983 through 1986 during which Tosco disposed of three refineries and its investments in oil and gas ventures and restructured its operations around the Avon Refinery. Approximately
$9,000,000 of NOL's expires in 2000 while the remainder of $168,000,000 expires in 2001. Investment tax credit carryforwards expire in 1997 ($4,334,000), 1998
($8,330,000), 1999 ($464,000), 2000 ($732,000), 2001
($337,000), 2002 ($462,000).

   (c) Alternative minimum tax credit carryforwards may be carried forward indefinitely.

   (d) The change in the valuation allowance is due to the expiration of the capital loss carryforwards (for which the valuation allowance was originally provided) during 1993.


Tosco believes that it is more likely than not that the federal deferred tax asset will be realized prior to the expiration of the carryforward period based upon the expected continuation of Tosco's profitable results of continuing operations since 1986 and resultant taxable income.


14  Employee Benefit and Incentive Compensation Plans

 Pension Plans

   Tosco has non-contributory, defined benefit pension plans covering substantially all of its employees located at the Avon and Bayway Refineries and its union employees at the Ferndale Refinery (collectively, the Plans). The benefits under the Plans generally are based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Contributions to the Plans are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than the amount deductible for federal income tax purposes. The assets of the Plans are managed by major financial institutions and invested in high quality equity securities, guaranteed investment contracts, corporate and government debt securities and commingled real estate equity funds. The funded status of the Plans and amounts recognized in Tosco's balance sheet are as follows:
                                           December 31,
                                          1993        1992
                                      (Thousands of Dollars)
Actuarial present value
 of benefit obligations:
   Vested benefits                    ($35,109)    ($26,317)
      Nonvested benefits              (  1,056)    (    695)
      Accumulated benefit
 obligations (ABO)                    ( 36,165)   (  27,012)
    Plan assets at fair value           41,920       34,975
    Plan assets in excess of ABO      $  5,755    $   7,963

    Projected benefit obligations
 (PBO) for services
  rendered to date                    ($65,036)    ($35,593)
    Plan assets at fair value           41,920       34,975
    PBO in excess of plan assets      ( 23,116)   (     618)
    Prior service cost not yet
 recognized in net periodic
 pension cost                            15,240         58
    Unrecognized net loss                 7,054        264
    Unrecognized net obligation
 at January 1, 1987
    being amortized over 15 years          2,302      2,545
    Prepaid pension cost                 $ 1,480   $  2,249

Net pension cost included
 the following components:
     Service costs                       $ 3,668   $  2,036
      Interest cost                        3,581      2,536
      Actual return on plan assets      (  3,521)  (  2,180)
      Net amortization and deferral        1,843          56
      Net pension cost                  $  5,571   $   2,448

    Major assumptions at year end (a)
Assumed discount rate (b)                     7%        7-1/2%
Assumed rate of future compensation increase  5%          5%
      Expected rate of return on plan assets  7-1/2%    7-1/2%
____________________
 (a) Net pension cost is determined using the assumptions as of the beginning of each respective year. The funded status of the Plans is determined using the assumptions as of the end of each respective year. Net pension cost for 1991 was $1,961,000.

 (b) The discount rate assumption reflects annuity purchase rates at which pension obligations could be settled.

   Effective January 1, 1993, certain employees who had been participants in the Tosco Corporation Pension Plan (terminated August 1985) were allowed a one-time election to either continue to receive a 5% of compensation non-matching contribution in lieu of pension or to rejoin the Plan. Thirty nine employees elected to be covered by the Plan and account for approximately $3,700,000 of the present value of projected benefit obligation as of December 31, 1993.

   In connection with Tosco's acquisition of the Bayway and Ferndale refineries, Tosco granted coverage under its Plan to certain acquired employees. The terms of the coverage provided for recognition of past service subject to the offset of any pension benefits accrued through April 7, 1993 and December 27, 1993, respectively, and payable at age 65. As a result the PBO as of December 31, 1993 was increased by approximately $17,400,000.

   In 1990, Tosco adopted a Senior Executive Retirement Plan to provide retirement benefits to selected senior executives of Tosco and their beneficiaries. A provision of $1,267,000, $1,237,000 and $797,000 was recorded in 1993, 1992 and 1991, respectively.

   Employee and Retiree Benefit Plans

   Tosco provides certain health care and life insurance benefits for the majority of its Avon employees when they reach retirement age. Beginning January 1, 1988, new employees of Tosco not employed at the Avon Refinery are not eligible for postretirement health care and life insurance benefits. Benefits for eligible retired, as well as active, employees are provided through insurance companies whose premiums are based on the benefits paid during the year.

   Tosco elected to prospectively recognize its accumulated postretirement benefits obligation (APBO) other than pensions of $32,661,000 as of January 1, 1992, the effective date of Tosco's adoption of SFAS No. 106. In view of the escalating costs of medical care, Tosco adopted several changes to its employee benefit plans which, among other things, reduced Tosco's APBO to $25,094,000 as of January 1, 1993. The total cost of retiree benefits, including the amortization of the transition obligation, was $2,541,000 for 1993, an increase of $328,000 over the amount which would have been expensed under the pay as you go approach.


The funded status of the postretirement plans and the amounts recognized in Tosco's balance sheet are as follows:

                                            December 31,
                                       1993           1992
                                       (Thousands of Dollars)
Accumulated postretirement
 benefit obligation (APBO):
  Retirees                                $18,787   $ 23,310
  Fully eligible active plan participants   3,241      3,694
  Other active plan participants            3,769      4,460
                                           25,797     31,464
Plan assets at fair value
 (Insurance assets)                         5,580      5,436
APBO in excess of plan assets              20,217     26,028
Unrecognized net gain from past
 experience different
 from that assumed and from other changes       31     8,111
Unrecognized transition obligation         (16,809) ( 31,028)
Accrued postretirement benefit liability   $ 3,439  $  3,111

   Net periodic postretirement benefit cost for 1993 and 1992 includes the following components:

Amortization of transition
 obligation over 20 years                   $  934   $ 1,633
Interest cost on APBO                        1,813     3,094
Service cost                                   189       589
Actual return on life insurance assets     (   411)  (   404)
Net amortization and deferral                   16         7
Net postretirement benefit cost              2,541     4,919

Liability at beginning of year               3,111
Employer payments, net of employee
 contributions                             ( 2,213)  (  1,808)
Accrued postretirement benefit liability   $ 3,439   $  3,111

   The discount rate used in determining the APBO at December 31, 1993 was 7.0%. For measurement purposes, a 11% annual rate of increase in the per capita cost of postretirement medical benefits was assumed for 1993; the rate was assumed to decrease (to 10% for 1994) gradually to 6% for 2002 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the APBO as of December 31, 1993 by $1,977,000 and net periodic postretirement benefit cost for 1993 by $137,000. The assumed rate of return on life insurance assets (composed of reserves held by the insurer) for 1993 was 7.5%.


Savings Plan

   A savings plan has been established for all eligible employees of Tosco (Tosco Corporation Capital Accumulation Plan (CAP)) to encourage long-term savings and to provide additional funds for retirement. Participants may make, within certain limitations, voluntary contributions under
Section 401(k) of the Code based upon a percentage of their compensation. Tosco makes matching contributions based upon years of contributory participation (as defined under the CAP) for employees who elect to make certain specified and minimum contributions. In addition, eligible employees receive an additional contribution equal to 5% of their compensation (up to $235,840 in 1993 and $150,000 in 1994) which is intended to replace
Tosco's contribution under a terminated pension plan. Participants are fully vested in both their voluntary and Tosco contributions at all times.

   Contributions by Tosco to the savings plan for the years ended December 31 were $5,524,000 (1993), $2,379,000 (1992), and $1,957,000 (1991).

 Management Incentive Plans

   A Cash Incentive Plan (CIP) was established for members of middle and senior management in 1987. The CIP sets forth suggested awards which are computed as a percentage of a participant's base salary, which percentage is dependent upon Tosco's pretax income (as defined). Effective January 1, 1990, Tosco also adopted a bonus plan for senior executives who are not participants in the CIP based on per share pretax income (as defined).

   Results of operations for the years ended December 31, 1993, 1992 and 1991 include provisions for incentive compensation of $9,531,000, $5,616,000 and $4,100,000 respectively, of which $7,458,000, $4,393,000 and $3,398,000, respectively, were included in selling, general and administrative expenses. In addition, a special bonus of 2% of annual base salary (totaling $1,623,000), made at the discretion of the Board of Directors, was awarded to all employees not covered by management incentive plans in light of the strong operational and financial performance of Tosco in 1993.

 Employee Stock Ownership Plan

   In 1992, Tosco's Board of Directors authorized the merger of the ESOP into the CAP. Effective January 1, 1993, contributions of 2% of eligible pay were made to the CAP for those participants previously eligible for the ESOP. ESOP expense for the years ended December 31 was $516,000 (1992) and $883,000 (1991).

15.  Lease Commitments

   Tosco distributes transportation fuels throughout its marketing areas through a combination of owned and leased terminals. Two major West Coast terminal leases scheduled to expire in 1991 were renegotiated for ten year terms.
Long-term leases for the Riverhead Terminal and Northville's oil distribution system were acquired in 1992 and 1993, respectively. The other terminal leases are generally for short term periods of time and continue in effect until cancelled by either party. The terminal leases are subject to escalation, either based upon increases in annual average wage rates or as allowed by the Public Utilities Commission (PUC). A portion of the terminals' storage and handling facilities are periodically subleased to others. Tosco also leases a sulfuric acid manufacturing plant located at the Avon Refinery (which lease expires in 1998 with an option to renew for an additional period), transportation and computer equipment, and office space primarily in Concord, California and Stamford, Connecticut. Some of the terminal leases and substantially all of Tosco's other leases require additional payments for insurance, taxes and maintenance expenses related to the leased assets.

   In June 1992, Tosco entered into a 5-1/2 year operating lease agreement for the Riverhead Terminal (a 5.1 million barrel petroleum storage facility with deep water marine facilities located on Eastern Long Island, New York). Under the agreement, Tosco is responsible for all insurance, taxes and maintenance costs and has the option to purchase the terminal at the end of the lease for its fair market value. Minimum annual rentals, a portion of which vary with a reference interest rate (Eurodollar Rate), approximate $2,400,000 (excluding a $11,550,000 payment due at the end of the lease). A portion of the terminal storage capacity is subleased under long-term contracts to third parties.

   During the fourth quarter of 1993 Tosco entered into a nine year operating lease agreement for Northville Industries Corporation's oil distribution system on Long Island, New York. The Northville system has storage capacity for more than 775,000 barrels of gasoline, low sulfur diesel fuel and home heating oil which are intended to be supplied from the Bayway Refinery. Under the agreement, Tosco is responsible for certain insurance, taxes, maintenance and operating costs. Minimum annual rentals approximate $4,200,000 for the first five years and $4,700,000 thereafter.

   In December 1993, Tosco entered into a 16-1/2 year operating lease of a methyl tertiary butyl ether (MTBE) facility located at the Avon Refinery. The MTBE facility, which cost approximately $43,300,000 to construct, including transaction costs, has the capacity to produce 2,600 barrels per day of MTBE, an oxygenate which can be used as an integral component of "reformulated" gasoline. Minimum annual payments for 1994 and 1995 total $2,162,000 and $2,518,000, respectively, and commence in December 1994. Annual payments of $4,680,000 and $5,720,000 commence in June 1996 and June 2002, respectively. Tosco has an option to purchase the facility at the end of the lease for $15,900,000, its approximate market value.

   Future minimum obligations under non-cancellable operating leases and warehousing agreements at December 31, 1993 were as follows:

             Years Ending                  Thousands
             December 31,                 of Dollars

     1994                                 $  16,080
     1995                                    16,017
     1996                                    18,777
     1997                                    20,525
     1998                                    15,746
1999 and subsequent                          98,764
Total minimum payments (a)                $ 185,909

(a) Excludes lease commitments of PNW Properties (Note 3).

Rental expense was as follows:
                                    Year Ended December 31,
                                 1993      1992       1991
                                (Thousands of Dollars)
Minimum rental and
 warehousing charges          $25,428    $15,644    $13,447
Contingent rental and
 warehousing charges
(based primarily on throughput) 4,203      3,494      3,532
                               29,631     19,138     16,979
Rental income on
properties sub-leased
 to others (a)              (   3,025) (   1,493)  (   2,141)

Net rental expense            $26,606    $17,645     $14,838

(a) Excludes rental income from the Riverhead Terminal which is recorded as sales.


16.Commitments and Contingencies

   Tosco is subject to extensive federal, state and local regulation of environmental and permitting matters relating to its petroleum refining and marketing operations. These regulations are complex and subject to differing interpretations, and Tosco is currently involved in a number of proceedings and discussions regarding the removal and mitigation of the environmental effects of subsurface liquid hydrocarbons and alleged levels of hazardous waste at the Avon Refinery and other locations, including Tosco's Spokane, Washington terminal which is located in a site which is included on the Superfund National Priorities List. Tosco recorded environmental cost accruals of $25,000,000 and $4,000,000 for 1992 and 1991, respectively, based upon a determination that investigative work and remedial actions (primarily on-site remediation of waste management units and perimeter control of groundwater contamination at the Avon Refinery) would be required.

   In July 1993, outstanding litigation concerning environmental issues was settled with the predecessor owners of the Avon Refinery (Settlement Agreement). Under the Settlement Agreement, the former owners agreed to pay up to $18 million for one-half of the costs that may be incurred for compliance with certain environmental orders and to provide Tosco a $6 million credit for past expenses (which Tosco will use to reduce its one-half share of future costs). After the initial term of the Settlement Agreement (the later of four years or until the $36 million shared cost maximum is expended), the parties may elect to continue the Settlement Agreement or to reinstate litigation. Tosco and the former owners have established a committee to review and approve expenditures for environmental investigative and remedial actions at the Avon Refinery. The remedial actions are subject to negotiation with governmental agencies and therefore the timing and amount of actual cash expenditures is uncertain. In addition, further investigative work and negotiations with the governmental agencies may result in additional remedial actions which Tosco cannot presently predict. Tosco has not relinquished its right to make claims for reimbursement of future costs and is not required to reimburse amounts received under the Settlement Agreement. Tosco is pursuing reimbursement under insurance policies in effect during the applicable periods of coverage.

   Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. Tosco continues to evaluate its liability for environmental costs, net of liabilities transferred pursuant to the Settlement Agreement, on a quarterly basis. Based upon that evaluation, Tosco did not revise its $29,440,000 accrual for environmental costs in 1993. While Tosco believes that it has adequately provided for environmental exposures, should these matters be resolved unfavorably to Tosco, they could have a material adverse effect on its long-term consolidated financial position and results of operations.

   Pursuant to its purchase agreement with Bayway, Exxon will remain responsible for environmental obligations related to or arising out of its ownership or operation of the Bayway Refinery, as will be set forth in a list to be prepared under administrative consent orders between Exxon and the State of New Jersey. Bayway has the right, for a period of one year following completion of such list (which is expected to take approximately four years to compile), to add additional items to such list. The responsibility for previously unidentified clean-up projects thereafter discovered will be shared by Exxon and Tosco based on their length of ownership of the Bayway Refinery. Tosco has also received indemnifications from BP, with respect to environmental obligations arising out of or relating to the period prior to the acquisition date of the PNW Properties. Surveys to identify existing environmental exposures are continuing.

   There are various other legal proceedings and claims pending against Tosco which are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages which in the aggregate would be material to the business or operations of Tosco.


In October 1986, Tosco and Atlantic Richfield Co. (ARCO) entered into an agreement pursuant to which ARCO has agreed for ten years (with two five-year renewal options exercisable by ARCO) to deliver to Tosco an average of 50,000 barrels per day of Alaskan North Slope crude oil in exchange for a quantity of gasoline that is a variable percentage of the amount of crude oil delivered, based upon the prices of certain crude oils (ARCO Exchange Agreement). Under the ARCO Exchange Agreement, Tosco has agreed that in the event it desires to sell the Avon Refinery, Tosco will first offer the Avon Refinery for sale to ARCO. If ARCO declines, Tosco will be free for a certain period of time to sell the Avon Refinery for consideration no less favorable to Tosco than was initially offered to ARCO, subject to the effect of possible continuing Tosco obligations of exchange under the ARCO Exchange Agreement. In addition, in any such subsequent sale ARCO has the right to participate in the bidding and to acquire the Avon Refinery as long as it agrees to pay a specified sum more than any other bidder. The ARCO Exchange Agreement is subject to renegotiation in the event conditions change to the extent that one of the parties has sustained significant losses for a substantial period of time, or structural changes make substantial losses likely. In the event such renegotiation is unsuccessful, the ARCO Exchange Agreement is subject to arbitration and possible termination. Sales to ARCO, primarily under the ARCO Exchange Agreement, were approximately $279,000,000, $326,000,000 and $358,000,000 for 1993, 1992 and 1991, respectively. In conjunction with the acquisition of the Bayway Refinery, Bayway entered into a commercial supply agreement with Exxon under which Exxon initially purchased a substantial portion of the refinery's gasoline production. This arrangement converted progressively to a product exchange agreement during 1993. The initial term of the product exchange agreement is five years. Sales to Exxon were approximately $359,650,000 in 1993.

   During 1992, Tosco amended agreements with certain of its executive officers which provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. Under the amended agreements, lump sum severance payments now exclude incentive compensation from the computation base. Tosco's obligation to its seven executive officers was $5,280,000 at December 31, 1993.

   Tosco carries insurance policies on insurable risks which it believes to be appropriate at commercially reasonable rates. While Tosco believes that it is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred by Tosco under such circumstances would have to be paid out of general corporate funds, if available.

   Tosco, in keeping with industry practice, schedules periodic maintenance of major processing units for significant non-routine repairs and replacements as the units reach the end of their normal operating cycles (turnarounds). Unscheduled turnarounds also occur because of operating difficulties or external factors. Throughput and earnings are lowered, and deferred turnaround expenditures increased, during such periods.

   Tosco's NOL, investment tax and AMT credit carryforwards (Note 13) are subject to various complex tax rules and regulations which may be subject to varying interpretations. These carryforwards may be adversely affected by changes in the rules and regulations or significant changes in the ownership of Tosco or its trade or business. Therefore, the future benefit of these carryforwards, although more likely than not realizable under current rules and regulations, is not assured.

   In August 1992, Tosco entered into a 15 year agreement (Hydrogen Supply Agreement) to purchase up to 25 million cubic feet per day of hydrogen and steam from a facility (Hydrogen Plant) to be built, owned, and operated by a third party. Tosco entered into an agreement to provide utilities, wastewater disposal and other services to the Hydrogen Plant. The Hydrogen Plant, located at the Avon Refinery on property leased from Tosco, began commercial operation in December 1993. The Hydrogen Supply Agreement may be modified to provide for higher levels of hydrogen at prices to be negotiated and can be terminated under certain circumstances upon payment of a stipulated fee (which decreases over time). The third party has undertaken specific performance guarantees under operating and maintenance contracts.


17. Condensed Consolidating Financial Information

 The following tables set forth the condensed consolidating financial statements as of December 31, 1993 and for the period then ended of Tosco, Bayway and Tosco's other subsidiaries. They are provided to meet the reporting and informational requirements of Bayway as a guarantor of the Exchange Bonds.




                                    Condensed Consolidating Balance Sheet
                                          (Thousands of Dollars)
                                             December 31, 1993
                                    Tosco          Bayway        Minor Subs
                                  (Issuer)      (Guarantor)   (Non-guarantors)     Eliminations  Consolidated
Assets
Cash and cash equivalents            $ 29,066       $ 25,845  $    180                          $ 55,091
Short-term investments and deposits     5,437          6,614    17,984                            30,035
Other current assets                  250,502        335,316       118                           585,936
   Total current assets               285,005        367,775    18,282                           671,062

Other assets                          623,006        172,517    30,640            ($  4,366)     821,797
Investment in Bayway and other
 subsidiaries                         205,624                                      (205,624)
 Intercompany receivables             161,845          1,083     4,67 3           ( 167,601)
   Total assets                    $1,275,480     $  541,375  $  53,595           ($377,591)    $1,492,859

Liabilities and shareholders' equity
Current liabilities                $  161,904     $  147,898   $  1,228                         $  311,030
Long-term debt                        524,931         72,000      6,375                            603,306
Other liabilities                      61,245                                     ($  4,366)        56,879
Intercompany liabilities                5,756        150,000     11,845          (  167,601)
Shareholders' equity                  521,644        171,477     34,147          (  205,624)       521,644
   Total liabilities and
 shareholders' equity              $1,275,480    $   541,375   $ 53,595          ($ 377,591)     $1,492,859




                                       Condensed Consolidating Statement of Income
                                              (Thousands of Dollars)
                                              For the Year Ended December 31, 1993
Sales                              $ 1,783,387    $  1,775,830    $              $              $ 3,559,217
Cost of sales                        1,600,937       1,724,206                                    3,325,143
Operating contribution                 182,450          51,624                                      234,074
Selling, general, and
 administrative expenses <F1>           43,015          15,226     (   67)                           58,174
Interest expense, net                   32,612          12,011     (  477)                           44,146
Income before provision
 for income taxes                      106,823          24,387        544                           131,754
Provision for income taxes              40,950          10,007        218                            51,175
Net income                          $   65,873        $ 14,380     $  326         $              $   80,579

   <F1> The condensed consolidating statement of income which includes the operations of Bayway since April 8, 1993, does not reflect an allocation of a portion of aggregate corporate selling, general and administrative expenses of $25,557,000 to Bayway and the Minor Subsidiaries.
Tosco may allocate such costs in the future.



17. Condensed Consolidating Financial Information (continued)



                                                   Condensed Consolidating Statement of Cash Flows
                                                             Thousands of Dollars)
                                                           For the Year Ended December 31, 1993
                                              Tosco            Bayway        Minor Subs
                                              (Issuer)        (Guarantor)   (Non-guarantors)      Eliminations    Consolidated
Cash flows from operating activities:
   Net income                               $  65,873         $14,380        $    326                              $  80,579
   Depreciation, depletion and amortization    57,023           7,668             400                                 65,091
Deferred income taxes and utilization
 of tax benefits                               31,602                                                                 31,602
Inventory writedown                                            17,651                                                 17,651
   Changes in working capital               (  11,376)        (31,935)       (   293)                              (  43,604)
   Other                                       20,644         (17,500)                                                 3,144
   Net cash provided by (used in)
 operating activities                         163,766          (9,736)           433                                 154,463

Cash flows from investing activities:
Purchase of property, plant and equipment, net,
  and acquired inventories                    (225,361)       (326,147)                                           ( 551,508)
Increase in deferred turnarounds, charges
     and other assets                        (  22,748)        (  907)                                            (  23,655)
 Investment in Bayway Refinery                (147,675)       147,675
   Intercompany transfers                     (199,068)       149,574          49,494
 Net proceeds from sale of assets of
     discontinued operations                    91,217                                                               91,217
   Proceeds from (investment in) Continental
   Tosco Limited Partnership                                                    4,880                                 4,880
Net change in short-term investments
 and deposits                                   12,927      (  6,614)        ( 4,132)                                 2,181
   Net cash provided by (used in)
 investing activities                        ( 490,708)     ( 36,419)          50,242                              (476,885)

Cash flows from financing activities:
   Bayway Exchange Bonds                       150,000                                                              150,000
   Borrowings under revolver, net               75,000        72,000                                                147,000
   Early retirement of debt                                                   (50,000)                             ( 50,000)
   Principal payments under debt agreements  (     24)                            771)                             (    795)
   Issuance of Common Stock, net of expenses   88,418                                                                88,418
   Dividends on Preferred and Common Stock   ( 28,056)                                                             ( 28,056)
   Other                                     (    727)                                                             (    727)
   Net cash provided by (used in)
 financing activities                         284,611         72,000        ( 50,771)                               305,840

Net increase (decrease) in cash and cash
   equivalents                              (  42,331)        25,845             (96)                             (  16,582)
Cash and cash equivalents at
 beginning of period                           71,397                            276                                 71,673

Cash and cash equivalents at end of period    $29,066         $25,845         $  180            $                $   55,091



   18. Quarterly Financial Data (Unaudited)

                      Thousands of Dollars Except Per Share Data
                     First       Second       Third       Fourth
                     Quarter     Quarter      Quarter   Quarter

1993
Sales            $ 416,136     $956,254    $1,043,673  $1,143,154

Gross profit
 on sales           41,588       64,321        75,502     70,314

Inventory writedown                                       17,651
Operating
 contribution    $  41,588    $  64,321     $   75,502 $  52,663
Income from
continuing
operations before
 income taxes     $ 24,789   $  37,220      $   47,348   $22,397

Provision for
 income taxes        9,987      15,079          19,423     6,686

Net income        $ 14,802   $  22,141      $   27,925  $ 15,711

Earnings per share:

Primary        $       .42   $    .67       $      .86    $  .43
Fully diluted  $       .42   $    .65       $      .81    $  .43


18.Quarterly Financial Data (Unaudited) (continued)



                                              Thousands of
Dollars Except Per Share Data
                                           First
Second               Third                 Fourth
                                           Quarter
Quarter              Quarter               (Quarter
1992
Sales                                      $  332,014
$477,132              $ 516,396             $ 535,427

Gross profit on sales                          10,467
72,031                 30,391                19,775

Environmental cost accrual
                                            25,000
Operating contribution (loss)               $  10,467         $
72,031               $ 30,391           $     5,225)
Income (loss) from continuing operations
  before income taxes and cumulative
  effect of accounting changes             ($   1,998)        $
57,738               $ 16,699            ($  21,426)

Provision (credit) for income taxes       (       718)
23,207                  6,778            (     8,501)
Income (loss) from continuing operations
  before cumulative effect of accounting
  changes                                 (     1,280)
34,531                  9,921            (    12,925)

Loss from discontinued operations         (     1,620)       (
3,037)            (    5,319)           (    5,929)
Loss on sale of Seminole
                                         ( 105,000)
Loss from discontinued operations          (    1,620)        (
 3,037)           (    5,319)            ( 110,929)

Cumulative effect of accounting changes        16,203
Net income (loss)                          $   13,303         $
31,494              $    4,602            ($123,854)

Earnings (loss) per share:

  From continuing operations               ($      .13)        $
   1.06              $     .25            ($   .53)
  From discontinued operations             (       .05)
(    .10)          (        .18)          (    3.78)
  From cumulative effect of accounting
    changes                                        .54

  Earnings (loss) per share - primary      $       .36         $
     .96           $      .07             ($   4.31)
  Earnings (loss) per share
    - fully diluted                        $       .36         $
    .90            $      .07             ($   4.31)





                                               SCHEDULE II

             TOSCO CORPORATION AND SUBSIDIARIES

         AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
  UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED
PARTIES

        Years Ended December 31, 1993, 1992 and 1991
                   (Thousands of Dollars)

Column A         Column B      Column C     Column D  Column E

                 Balance at                            Balance
                  Beginning                Amounts    at End of
Name of Debtor    of Period     Additions  Collected  Period


  1993

Aurilia, J. (a)                   $  325   $     6       319
Lavinia, R. (b)                  $   200       200
                                  $  525    $  206      $ 319

  1992

  1991

McClave, W. (c)   $   300                    $  300     $

Sutton, P. (d)                      $ 170       170

     Total        $   300           $ 170     $ 470    $

(a) Note bearing interest at 7% per annum ( payable in monthly installments of $2,000 with the balance due no later than September 1998) and collateralized by residential property.
(b) Short-term note bearing interest at 3.85% per annum.
(c) Note bearing interest at 10% per annumdue June 1991 and collateralized by residential property.
(d) Non-interest bearing two-month bridge loan collateralized by residential property.


                                   SCHEDULE V




              TOSCO CORPORATION AND SUBSIDIARIES
                PROPERTY, PLANT AND EQUIPMENT
        Years Ended December 31, 1993, 1992 and 1991
                   (Thousands of Dollars)

Column A                        Column B        Column C        Column D     Column E      Column F
                                Balance at                                                 Balance
                                Beginning      Additions                     Other         at End of
Classification                  of Period       at Cost<F1>   Retirements    Changes<F2>   Period
1993

Land                           $   14,654                                    $  36,633    $  51,287
Refineries and related assets     530,260                     ($20,297)      $  236,985     746,948
   Retail marketing and related
       assets                                                                    76,000      76,000
Office buildings, furniture,
  fixtures and improvements         9,993                                        20,077      30,070
   Transportation equipment        13,806                                        19,789      33,595
   Mineral properties, principally
     oil shale interests           21,815                                                    21,815
   Natural gas properties           3,569                                                     3,569
   Construction in progress        66,918          73,897                    (  95,089)      45,726
                                $ 661,015        $ 73,897     ($ 20,297)      $294,395   $1,009,010

1992
   Land                          $  12,768       $  1,886                                 $  14,654
   Refinery and related assets     494,956                     ($   323)     $ 35,627       530,260
   Office buildings, furniture,
     fixtures and improvements       9,032                     (    100)        1,061         9,993
   Transportation equipment          8,663                                      5,143        13,806
   Mineral properties, principally
     oil shale interests            21,815                                                   21,815
   Natural gas properties            3,391            178                                     3,569
   Construction in progress         41,680         67,069                   (  41,831)       66,918
                                  $592,305      $  69,133     ($    423)       $   -      $ 661,015
1991
   Land                          $  12,768                                                   12,768
   Refinery and related assets     472,907                      ($   96)     $  22,145      494,956
   Office buildings, furniture,
     fixtures and improvements       7,719                       (   98)         1,411        9,032
   Transportation equipment          8,449                                         214        8,663
   Mineral properties, principally
     oil shale interests            21,815                                                    21,815
   Natural gas properties            3,319         $    72                                     3,391
   Construction in progress         24,351          41,099                     (  23,770)     41,680
                                  $551,328       $  41,171      ($    194)       $   -      $592,305


<F1> Primarily projects at the Avon and Bayway Refineries
   required to comply with applicable safety and environmental regulations.

<F2> Primarily the acquisition of Bayway and PNW Properties and transfers from construction in progress.
The purchase price for PNW Properties has been preliminarily allocated to the refinery and terminal assets ($47,895,000) and retail assets acquired ($76,000,000). A final allocation of the purchase price will be determined in 1994 when appraisals and other studies are completed.

                                       SCHEDULE VI

             TOSCO CORPORATION AND SUBSIDIARIES
    ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
              OF PROPERTY, PLANT AND EQUIPMENT
        Years Ended December 31, 1993, 1992 and 1991
                   (Thousands of Dollars)





Column A                      Column B          Column C       Column D    Column E     Column F
                                                Additions
                              Balance at        charged to                              Balance
                              Beginning         Costs and                   Other        at End of
Description                   of Period          Expenses      Retirements  Changes      Period
1993
Refineries and related assets   $ 250,552          $31,127     ($ 20,297)               $261,382
Office buildings, furniture,
  fixtures and improvements       7,353            1,981                                   9,334
Transportation equipment          9,364            2,434                                  11,798
Natural gas properties            3,155               76                                   3,231
                              $ 270,424         $ 35,618       ($ 20,297)              $ 285,745

1992
Refinery and related assets   $ 227,095         $ 23,733       ($     276)             $ 250,552
Office buildings, furniture,
  fixtures and improvements       6,593              786       (       26)                  7,353
Transportation equipment          8,257            1,107                                    9,364
Natural gas properties            3,041              114                                    3,155
                              $ 244,986         $ 25,740        ($    302)              $ 270,424

1991

Refinery and related assets   $ 201,474         $ 25,737       ($      116)             $ 227,095
Office buildings, furniture,
  fixtures and improvements       6,049              621       (        77)                 6,593
Transportation equipment          8,037              220                                    8,257
Natural gas properties            2,863              178                                    3,041
                              $ 218,423          $26,756        ($     193)             $ 244,986



                                                   SCHEDULE VIII

             TOSCO CORPORATION AND SUBSIDIARIES
              VALUATION AND QUALIFYING ACCOUNTS
        Years Ended December 31, 1993, 1992 and 1991
                   (Thousands of Dollars)




Column A               Column B           Column C            Column D        Column E
                                     Charged
                      Balance at    (Credited) to  Charged                    Balance
                      Beginning     Costs and      to Other                   at End of
Description           of Period     Expenses       Accounts   Deductions      Period
1993
Allowance for
Uncollectible Trade
Accounts Receivable    $5,164        $                        $      73       $  5,091

1992
Allowance for
Uncollectible
Trade Accounts
 Receivable            $5,148        $      26                $      10       $  5,164

1991
Allowance for
Uncollectible Trade
 Accounts Receivable   $5,268        $                        $    120        $   5,148



             TOSCO CORPORATION AND SUBSIDIARIES
                COMPUTATION OF PER SHARE DATA
         Thousands of Dollars Except Per Share Data

                                                   Exhibit 11

                                         Year Ended December 31,
                               1993        1992           1991
Net income (loss)             $  80,579    ($   74,455)   $ 75,364

Preferred stock dividends    (    10,063)    (    10,063) (  3,771)
Net income (loss)
 attributable to common
shareholders for primary
earnings per share computations    70,516    (    84,518)   71,593
Addback of dividends on
preferred stock
for assumed conversion             10,063         10,063     3,771
Net income (loss)
 attributable to common
shareholders for fully
 diluted earnings per
  share computations            $  80,579     ($  74,455)  $ 75,364

Weighted average number of
shares outstanding
during the period                  29,522         29,618     29,857
Stock option equivalents              157                        78
Weighted average common stock
equivalents related to
 the 4% Notes                                                    30
Shares and equivalents used
for computation of primary
 earnings per share                29,679         29,618     29,965
Additional stock option equivalents   170                       112
Weighted average potentially
dilutive securities for the
assumed conversion of
 preferred stock                    4,792                      1,997

Shares and equivalents used
 for computation of
fully diluted earnings per share   34,641         29,618      32,074

Earnings (loss) per share:

Primary                          $   2.38     ($    2.85)      $2.39

Fully diluted                    $   2.33     ($    2.85)<F1>  $2.35


<F1> Fully diluted earnings per share computations for 1992 did not assume the conversion of
   stock options or Series F Stock because the effect would have resulted in a lower loss per share.

                            SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, and the State of California on March 17, 1994.

                         TOSCO CORPORATION
                          (Registrant)

                         BY /s/ Thomas D. O'Malley
                              (Thomas D. O'Malley)
                         Chairman of the Board of Directors,
                       President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title

/s/Thomas D. O'Malley  Chairman of the Board of   March 17, 1994
(Thomas D. O'Malley)  Directors, President and
                      Chief Executive Officer

/s/Jefferson F. Allen Principal Financial Officer,March 17, 1994
(Jefferson F. Allen)  Executive Vice President
                      and Director

/s/Robert I. Santo Principal Accounting Officer March 17, 1994
(Robert I. Santo)

/s/Joseph B. Carr  Director                  March 17, 1994
(Joseph B. Carr)

/s/Houston I. Flounroy Director               March 17, 1994
(Houston I. Flounroy)


/s/Clarence g. Frame   Director              March 17, 1994
(Clarence G. Frame)

/s/Edmund A. Hajim     Director             March 17, 1994
(Edmund A. Hajim)

/s/Joseph P. Ingrassia Director             March 17, 1994
(Joseph P. Ingrassia)

/s/Charles J. Luellen  Director            March 17, 1994
(Charles J. Luellen)