Form 10-Q
period 1994-03-31
TOSCO CORP
filed 1994-05-16
CIK 74091

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1994

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the transition period
from_____________________________to_____________________________

                  Commission file number 1-7910


                        TOSCO CORPORATION
     (Exact name of registrant as specified in its charter)


            Nevada                           95-1865716
State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

    72 Cummings Point Road
     Stamford, Connecticut                      06902
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:(203)977-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       X   Yes           No

   Registrant's Common Stock outstanding at April 30, 1994 was 32,262,117 shares.


               TOSCO CORPORATION AND SUBSIDIARIES

           Index to Financial Statements and Exhibits
   Filed with the Quarterly Report of the Company on Form 10-Q
            For the Three Months Ended March 31, 1994




                                                        Page(s)


Part I. Financial Information

Consolidated Balance Sheets                                   3

Consolidated Statements of Income                             4

Consolidated Statements of Cash Flows                         5

Notes to Consolidated Financial Statements                6 -10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                      11- 14

Exhibit I - Computation of Earnings Per Share               15

Part II.  Other Information                                 16

The financial statements listed in Part I above reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of Management, necessary to a fair presentation of financial position and results of operations. Such financial statements are presented in accordance with the Securities and Exchange Commission's disclosure requirements for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements (from which the year-end balance sheet presented herein was derived) and the Notes to Consolidated Financial Statements filed with the Commission in Tosco's 1993 Annual Report on Form 10-K.

              TOSCO  CORPORATION  AND  SUBSIDIARIES
                  CONSOLIDATED  BALANCE  SHEETS
                     Thousands  of  Dollars



                                          March 31, December 31,
ASSETS                                    1994        1993
                                        (Unaudited)
Current assets
Cash and cash equivalents                  $  31,361 $   55,091
Short-term investments and deposits           38,791     30,035
Trade accounts receivable, less allowance
for uncollectibles of $7,945,000
(1994) and $5,091,000 (1993)                 246,178    174,285
Inventories                                  421,789    363,348
Prepaid expenses and other current assets     42,268     36,180
Deferred income taxes                         12,123     12,123
Total  current assets                        792,510    671,062

Property, plant and equipment,  net          717,321    723,265
Deferred turnarounds and charges              38,803     43,661
Deferred income taxes                         37,108     37,108
Other assets                                  14,539     17,763
  Total assets                            $1,600,281 $1,492,859

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities  $  418,332  $ 310,243
Current installments of long-term debt           783        787
Total current liabilities                    419,115    311,030

Long-term debt                               573,400    603,306
Other liabilities                             13,745     12,433
Environmental cost liability                  29,440     29,440
Net liabilities of discontinued operations     8,949     11,733
Deferred income taxes                          3,273      3,273

Shareholders' equity:
$4.375 Series F Cumulative Convertible
Preferred Stock - $1.00 par value - Authorized
2,500,000 shares; issued and outstanding
2,300,000 shares (liquidation preference
of $115,000,000)                             111,197   111,197
Common shareholders' equity:
Common Stock - $.75 par value,
50,000,000 shares authorized,
34,811,158 shares issued                      26,112    26,112
Capital in excess of par value               533,681   534,727
Retained earnings (deficit)                  (49,751) ( 81,512)
Reductions from capital                   (   68,880) ( 68,880)
Total common shareholders' equity            441,162   410,447

Total shareholders' equity                   552,359   521,644

Total liabilities and shareholders'
equity                                    $1,600,281 $1,492,859


The accompanying notes are an integral part of these financial statements.


TOSCO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
           Thousands of Dollars Except Per Share Data

                           Three Months Ended March 31,
                           1994               1993

Sales                     $ 1,495,688         $   416,136

Cost of sales               1,390,191             374,548
Selling, general and
administrative expenses        27,098               8,826
Interest expense               13,491               8,989
Interest income             (     985)             (1,016)
                            1,429,795             391,347

Income before  provision for
income taxes                   65,893              24,789

Provision for income taxes     27,026               9,987

Net income                     38,867              14,802

Preferred stock dividend
 requirements               (   2,516)           (  2,516)

Income attributable to
common shareholders          $ 36,351            $ 12,286

Income per common
and common equivalent share:

       Primary            $     1.11           $    .42

       Fully diluted      $     1.04           $    .42

Dividends per
common share              $     . 15           $    .15

The accompanying notes are an integral part of these financial statements.


              TOSCO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                      Thousands of Dollars

                                  Three Months Ended March 31,
                                          1994           1993
Cash flows from operating activities:
Net income                           $  38,867      $   14,802
Adjustments to arrive at
net cash provided
by (used in) operating activities:
Depreciation and depletion             12,615           6,606
Amortization of deferred items          8,544           8,566
Deferred income taxes                                   7,252
(Increase) decrease:
Short-term deposits                (   13,659)       ( 40,628)
Trade accounts receivable          (   71,893)          9,327
Inventories                        (   58,441)          8,750
Prepaid expenses and other
 current assets                         1,834         (   873)
Increase (decrease):
Accounts payable and accrued
liabilities                           108,089         (30,839)
Other non-current liabilities           1,411         (   371)
Other                                 ( 2,970)            276
Net cash provided by
(used in ) operating activities        24,397       (  17,132)

Cash flows from investing activities:
Purchase of property, plant
and equipment                      (   14,593)      (  10,817)
Increase in deferred
turnarounds, charges and
other assets                      (     5,129)      (   1,730)
Net change in short-term
investments                             4,903          11,686
Proceeds from termination of CT-LP      4,848
Net cash used in
investing activities              (     9,971)    (       861)

Cash flows from financing activities:
Repayments under
revolver, net                     (    30,000)
Dividends on Preferred            (         4)    (         8)
and Common Stock                  (     7,106)    (     6,907)
Other                             (     1,046)
Net cash used in
financing activities              (    38,156)     (    6,915)

Net decrease in cash and
cash equivalents                  (    23,730)      (  24,908)
Cash and cash equivalents
at beginning of period                 55,091          71,673
Cash and cash equivalents at
end of period                      $   31,361       $  46,765

The accompanying notes are an integral part of these financial statements.



      NOTES   TO  CONSOLIDATED  FINANCIAL  STATEMENTS

 Information with respect to the three months ended
            March 31, 1994 and 1993 is unaudited.


1. Summary of Significant Accounting Policies

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tosco Corporation and its wholly owned subsidiaries (Tosco), including Seminole Fertilizer
Corporation (Seminole), a discontinued operation whose principal operating assets were sold in 1993.

All significant intercompany accounts and transactions have been eliminated.

Nature of Business

Tosco is one of the largest independent oil refiners (as measured by crude distillation capacity), wholesalers and retail marketers of petroleum products in the United States. Tosco has extensive distribution facilities and engages in related commercial activities throughout the United States and internationally. Tosco also has interests in oil shale properties in Colorado and Utah.

Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in 1994.

Cash, Cash Equivalents, Short-term Investments and Deposits

Tosco invests cash in excess of operating requirements in cash equivalent short-term time deposits, money market instruments, government securities and commercial paper. Investments with original maturities of more than three months are classified as short-term investments and carried at the lower of cost or market.

The Loil Group Ltd. (Loil), a wholly-owned subsidiary of
Tosco, has issued director and officer liability insurance policies to Tosco with limits of liability coverage of $13,200,000 at March 31, 1994 and December 31, 1993 (an amount approximately equal to the amount of cash, short-term investments and marketable securities available to Loil). The portfolio is restricted to payment of defense costs and claims made against the directors and officers of Tosco. At March 31, 1994 the portfolio's cost approximated fair value.

Tosco makes use of futures and forward contracts principally to hedge refining margins on a varying percentage of the future production of the Bayway Refinery. Futures and forward contracts are used to lock in margins between the cost of raw materials purchased and the sales value of refined products produced, primarily gasoline and heating oil, generally for periods not exceeding one year. Gains and losses relating to raw material futures contracts are deferred until the related refined products are produced.

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

2.Acquisition of the Bayway Refinery and Tosco Northwest

   In April 1993, Tosco acquired the Bayway Refinery and related assets (Bayway) from Exxon Corporation, and in December 1993, acquired the Ferndale Refinery and retail marketing assets in the Pacific Northwest (Tosco Northwest) from BP Oil Company. The Bayway purchase price of approximately $175,000,000 plus related acquisition costs of approximately $4,056,000 was fully allocated to the acquired assets, based upon their estimated fair values at the date of acquisition. The funds for the Bayway acquisition were received from a combination of sources, including an equity contribution by Tosco (from the net proceeds from the sale of bonds), intercompany loans and cash borrowings under its revolving credit facility. The purchase price of Tosco Northwest was $123,895,000 plus the value of inventory, and a profit participation of up to $150,000,000 over the five years following the acquisition. The purchase price has been preliminarily allocated to the refinery and terminal assets ($47,895,000) and the retail assets acquired ($76,000,000).
A final allocation of the purchase price will be made in 1994 when appraisals and other studies are completed. The funds for the Tosco Northwest acquisition were received from a combination of sources, including net proceeds of $88,418,000 received from a public offering of Common Stock, available cash and funds available under Tosco's revolving credit facility.

3.  Discontinued Operations

A subsidiary of Seminole sold its partnership interest in FMCP effective January 1, 1994.
Pursuant to the sale agreement, the subsidiary remains obligated for its 50% share of the debt of FMCP, which at March 31, 1994 consisted of $20,482,000 of capital lease obligations. $12,500,000 of bonds were called by the holder and paid in February 1994.

4. Inventories
                                March 31,     December 31,
                                  1994            1993
                               (Thousands of Dollars)

Raw materials                  $ 180,949       $ 130,233
Intermediates                     37,127          26,723
Finished products                209,385         205,281
Retail                               983           1,111
                                 428,444         363,348
Less LIFO reserve               (  6,655)
                              $  421,789       $ 363,348


5. Long-Term Debt

New Credit Agreement

In connection with the acquisition of Tosco Northwest, Tosco amended its existing credit facility (New Revolving Credit Facilities) to increase credit availability from $350,000,000 to $400,000,000 at March 31, 1994 and to $450,000 at May 9, 1994.
Cash borrowings under the New Revolving
Credit Facilities continue to bear interest at the option of Tosco at either the prime rate plus a margin ranging from zero to 1/4% or at the Eurodollar rate plus a margin ranging from 1% to 1-1/2%. The incremental margin is dependent on the credit rating of the First Mortgage Bonds. A commitment fee of 3/8% per annum on the unused portion of the commitment is also due. The New Credit Agreement is collateralized by investments, accounts receivable and inventory of Tosco and Bayway, and expires in April 1997.

Utilization of Working Capital Facilities
                                March 31, December 31,
                                  1994          1993
                              (Thousands of Dollars)

Revolving Credit Facilities
Cash borrowings                $117,000   $ 147,000
Letters of credit               138,379     142,177
Total utilization               255,379     289,177
Availability                    144,621      60,823
Total credit line              $400,000   $ 350,000

Interest paid was $16,819,000 and $14,746,000 for the first three months of 1994 and 1993, respectively.

6.       Capital Stock

During the first quarter of 1994, options to purchase 165,000 and 40,000 shares of common stock of Tosco (Common Stock) were granted at $29.25 and $30.94 per share, respectively.

Quarterly dividends of $1.09375 per share of $4.375 Series F Cumulative Convertible Preferred Stock and $.15 per share of Common Stock were paid on February 15, 1994 and March 31, 1994 to shareholders of record on February 4, 1994 and March 21, 1994, respectively.


7. Income Taxes

The provision for income taxes is summarized below:

                                Three Months Ended March 31,
                                    1994         1993
                                 (Thousands of Dollars)

     Federal                    $  21,096           $  7,683
     State                          5,930              2,222
     Foreign                                              82
Provision for income taxes       $ 27,026            $ 9,987

Cash payments of
income taxes                     $    833           $    158

8. Contingencies

  Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. Tosco continues to evaluate, on a quarterly basis, its liability for environmental costs, net of liabilities transferred pursuant to the settlement of outstanding litigation concerning environmental issues with the predecessor owners of the Avon Refinery. Based upon that evaluation, Tosco did not revise its $29,440,000 accrual for environmental costs in the first quarter of 1994. While Tosco believes that it has adequately provided for environmental exposures, should matters be resolved unfavorably to Tosco, they could have a material adverse effect on its long-term consolidated financial position and results of operations. Tosco is continuing to pursue reimbursement of environmental and defense costs under insurance policies in effect during the applicable periods of coverage.

9.  Condensed Consolidating Financial Information

The following tables set forth the unaudited condensed consolidating financial statements as of March 31, 1994 and for the three month period then ended of Tosco, Bayway and Tosco's other subsidiaries.
They are provided to meet the reporting and informational requirements of Bayway as a guarantor of the Exchange Bonds.


                                    Condensed Consolidating Balance Sheet

(Thousands of Dollars)

March 31, 1994
                                           Tosco          Bayway       Minor Subs
                                          (Issuer)       (Guarantor)  (Non-guarantors)    Eliminations    Consolidated
Assets
Cash and cash equivalents                $ 29,923         $ -           $  1,438                            $   31,361
Short-term investments and deposits         2,255          19,538         16,998                                38,791
Other current assets                      328,403         393,943             12                               722,358
Total current assets                      360,581         413,481         18,448                               792,510


Other assets                              609,885         176,445         25,807            ($  4,366)         807,771
Investment in Bayway and
other subsidiaries                        214,113                                        ( 214,113)
Intercompany receivables                  176,061          10,091          5,060         ( 191,212)
Total assets                           $1,360,640       $ 600,017        $49,315        ($ 409,691)     $ 1,600,281


Liabilities and shareholders' equity
Current liabilities                   $   216,424       $ 201,262       $  1,429                           $   419,115
Long-term debt                            516,933          50,000          6,467                               573,400
Other liabilities                          59,773                                          ($  4,366)           55,407
Intercompany liabilities                   15,151         164,070          11,991          ( 191,212)
Shareholders' equity                      552,359         184,685          29,428          (   214,113)         552,359

Total liabilities and
shareholders' equity                   $1,360,640      $  600,017         $49,315          ($  409,691)     $ 1,600,281

                                                Condensed Consolidating Statement of Income
                                                       (Thousands of Dollars)
                                                 For the Three Months Ended March 31, 1994

Sales                                   $ 612,896      $  882,792         $   -                                $ 1,495,688
Cost of sales                             543,602         846,589                                                    1,390,191
Operating contribution                     69,294          36,203                                                  105,497
Selling, general, and
administrative expenses (a)                17,805           9,669           (  376)                                   27,098
Interest expense, net                       8,442           4,142           (   78)                                   12,506
Income before provision for
 income taxes                              43,047          22,392               454                                    65,893
Provision for income taxes                 17,842           9,184                                                      27,026
Net income                           $     25,205       $  13,208            $  454           $  -                 $   38,867


(a)  The condensed consolidating statement of income does not reflect an allocation of a portion of aggregate corporate
selling, general and administrative expenses of approximately $5,700,000 to Bayway and the Minor Subsidiaries.
Tosco may allocate such costs in the future.


Note 8
Condensed Consolidating Financial Information (continued)

                                                        Condensed Consolidating Statement of Cash Flows
                                                                 (Thousands of Dollars)
                                                        For the Three Months Ended March 31, 1994
                                          Tosco            Bayway         Minor Subs
                                          (Issuer)        (Guarantor)     (Non-guarantors)      Eliminations     Consolidated

Cash flows from operating activities:

Net income                                $  25,205        $ 13,208      $   454                                $   38,867
Depreciation, depletion
and amortization                             17,608           3,459           92                                    21,159
Changes in working
capital and short-term
deposits                                    (23,508)       ( 10,869)          307                                 ( 34,070)
Other                                       ( 1,142)       (     77)       (  340)                                (  1,559)
Net cash provided by
operating activities                         18,163           5,721           513                                    24,397


Cash flows from
investing activities:
Purchase of property, plant
and equipment,                          (   11,350)          (  3,243)                                                (   14,593)
Increase in deferred
 turnarounds, charges
and other assets                       (   5,129)                                                                   (    5,129)
Intercompany transfers                     6,564          ( 6,323)           ( 241)
Proceeds from
termination at CT-LP                                                          4,848                                      4,848
Dividend from Minor Subs to Tosco          4,848                             (4,848)
Net change in
short-term investments                     3,917                               986                                       4,903

Net cash provided by
(used in) investing
activities                           (    1,150)         (   9,566)             745                                  (   9,971)

Cash flows from financing
 activities:
Repayments under revolver,
 net                                  (    8,000)           (22,000)                                                  (  30,000)
Principal payments under debt
agreements                             (       4)                                                                     (       4)

Dividends on Preferred and
Common Stock                           (   7,106)                                                                     (    7,106)

Other                                  (   1,046)                                                                     (    1,046)

Net cash
used in
financing activities                   (  16,156)         (  22,000)                                                  (    38,156)


Net increase
(decrease) in cash and cash
   equivalents                             857       (   25,845)           1,258                                      (    23,730)

Cash and cash equivalents
at beginning of period                  29,066           25,845              180                                           55,091


Cash and cash equivalents
 at end of period                    $  29,923         $     -           $  1,438      $    -                          $   31,361


Management's Discussion and Analysis of Financial Condition and Results of Operations

     Introduction

     Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in Tosco's Annual Report on Form 10-K for 1993. Reference should also be made to the Financial Statements included in this Form 10-Q for comparative Balance Sheet and Statement of Income data.

     Tosco's Annual Report sets forth Selected Financial Data which, in summary form, reviewed Tosco's results of operations and capitalization over the five-year period 1989-1993. This
Management's Discussion and Analysis updates that data.





                                             Three Months Ended March 31, 1994

                                                                                       Three Months
                                                     Tosco                             Ended
                              Avon        Bayway    Northwest       Consolidated       March 31, 1993
                                     (Thousands of Dollars)

Sales                       $ 404,882   $ 882,792   $208,014        $1,495,688        $416,136
Cost of
sales                         367,108     846,589    176,494         1,390,191         374,548

Operating
contribution                $  37,774   $  36,203   $ 31,520           105,497          41,588
Selling, general, and administrative
expense                                                                 27,098           8,826
Net interest expense                                                    12,506           7,973
Pre-tax income                                                          65,893          24,789
Provision for income taxes                                              27,026           9,987
Net income                                                           $  38,867       $  14,802



Results of Operations -  For the three months ended March 31,
1994

Tosco earned $38.9 million, or $1.04 per fully diluted share, on sales of $1.496 billion for the first quarter of 1994, compared to $14.8 million, or $.42 per fully diluted share, on sales of $416.1 million for the first quarter of 1993.

     Tosco's operating contribution (income before selling, general and administrative expense, net interest expense, and income taxes) of $105.5 million for the first quarter of 1994 increased by $63.9 million from the comparable quarter of 1993 due to operating contribution of $36.2 and $31.5 million from Bayway and Tosco Northwest, respectively, partially offset by a $3.8 million decline in operating contribution from Avon.
The Bayway Refinery and related assets and Tosco Northwest were acquired on April 8, 1993, and December 28, 1993, respectively.

     Avon and its related commercial activities achieved an operating contribution of $37.8 million for the first quarter of 1994, a $3.8 million decline from the comparable 1993 period. The decline in operating contribution was primarily attributable to higher refinery operating expenses (due to higher levels of maintenance performed while certain gasoline production units were temporarily idled for turnaround maintenance) which was partially offset by improved refining margins. Crude oil throughput rates averaged 153,300 barrels per day (B/D) for the first quarter of 1994 (versus the record 163,100 B/D for 1993) due to the scheduled turnaround maintenance. The decline in crude oil processed was offset by increased throughput of other refinery feedstocks, which enabled total refinery production to average 166,300 B/D (a slight decrease from the 166,700 B/D of 1993). However, production of clean transportation fuels (gasoline, diesel, and jet fuel) declined to 132,300 B/D for the first quarter of 1994 (versus the record quarterly production of 138,900 B/D of the comparable 1993 period). Despite the drop in production of clean transportation fuels, refining margins (the difference between the price of refined products produced for sale and raw material costs) improved by $.24 per barrel to $7.78 for the first quarter of 1994.

Bayway and related commercial activities achieved an operating contribution of $36.2 million during the first quarter due to strong refinery performance despite the extended periods of severe winter weather in the Northeast. Raw material throughput averaged 260,900 B/D and production of clean transportation fuels and total production averaged
211,300 B/D and 267,600 B/D, respectively.   Refining margins,
including net realized gains on hedges designed to lock in a predetermined level of margins on a large percentage of Bayway's production, averaged $3.77 per barrel.

     Tosco Northwest achieved an operating contribution of $31.5 million during its first quarter under Tosco's ownership. Raw material throughput at the Ferndale Refinery averaged 92,800 B/D and production of clean transportation fuels and total production averaged 60,700 B/D and 90,900 B/D, respectively, generating refining margins of $4.99 per barrel for the period. The retail system generated a blended fuel margin of 8 cents per gallon and maintained historic sales volumes of approximately 39,000 B/D.

     Tosco's consolidated operating contribution was also enhanced by expanded wholesale operations to take advantage of favorable commercial opportunities, particularly in the Northeast sector of the United States. Tosco purchased for resale approximately 367,500 B/D of finished products in the first quarter of 1994 (versus 32,800 B/D for 1993).

     The increase in consolidated selling, general, and administrative expense for the first quarter of 1994 was primarily attributable to the acquisitions of the Bayway Refinery and the Tosco Northwest assets. In addition, Tosco recorded a provision for incentive compensation ($5.3 million) and increased its reserve for potential losses on trade receivables due to its expanded operations($2.9 million). The increase in consolidated net interest expense was primarily due to higher levels of debt related to the acquisitions of the Bayway Refinery and related assets, the Ferndale Refinery and retail marketing assets, and their associated working capital requirements.

Outlook

     With the acquisitions of Bayway and the Tosco Northwest assets, Tosco is one of the largest independent oil companies in the United States, with annual revenue of over $5 billion. Operating three refineries on the East and West Coasts of the United States, Tosco now refines and markets over 500,000 barrels per day of petroleum products, a three-fold increase over Tosco's pre-acquisition production. Earnings related to the increased levels of capacity continue to be determined principally by two factors: the operating efficiency of the refineries and refining margins. Tosco schedules periodic maintenance of major processing units for significant non-routine repairs and maintenance as the units reach the end of their normal operating cycles. Refining operating performance and earnings are lowered, and deferred maintenance expenditures increased, during such periods. The Avon fluid coker, which underwent scheduled maintenance in April 1994 after a record run length of 31 months, returned to full operation in May. However, turnarounds of other major processing units are expected to occur later in 1994 or in early 1995. Tosco is not able to predict the level or trend of refining margins, despite hopeful signs of a strengthening national economy, because of the uncertainties associated with oil markets. However, Tosco believes its acquisitions and diversification into retail marketing are expected to provide opportunities for increased and less volatile earnings and cash flow.


Cash flows and liquidity - 1994

Cash flows provided by operating activities were $24.0 million for the three months ended March 31, 1994. Cash was generated from operations (net income plus depreciation and amortization) of $60.0 million partially offset by a net increase in short-term deposits, working capital and other liabilities of $36.0 million. Net cash used in investing activities was $10.0 million, primarily for capital additions and other assets of $20.0 million, partially offset by a $5 million return of Tosco's investment in Continental-Tosco Limited Partnership, and other short-term investments ($5 million).
Cash used in financing activities was $38 million, consisting principally of repayments under the new credit facility ($30 million), dividends on common and preferred stock ($7 million) and other payments of $1 million.

Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) increased by $69 million during 1994 due to an increase of $84 million in unused credit facilities, partially offset by a decrease in cash, and short-term investments of $15 million. Tosco amended its revolving credit agreement (New Credit Agreement) to support the expanded working capital requirements of Tosco due to the acquisitions of Bayway and Tosco Northwest. At March 31, 1994, liquidity totaled $215 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months). See Note 5 to the March 31, 1994 Consolidated Financial Statements.

Capital Expenditures and Capitalization

During the first three months of 1994, Tosco spent $15 million on budgeted capital projects. Capital spending programs continued to address compliance with environmental regulations and permits, operating flexibility and reliability and personnel/process safety, as well as to meet new federal and California regulations, adopted in 1992, for fuels that reduce emissions.

Future levels of capital spending will vary depending upon the extent to which the Avon Refinery is reconfigured to meet the more stringent regulations requiring reformulated gasoline to be sold in California (presently anticipated to be enforced by CARB by 1996). Tosco has filed for the necessary permits for construction of the new facilities (which are anticipated to range in costs from $175 million to $300 million in order to implement the CARB regulations). However, timely completion of the new facilities will continue to depend on a reasonable approval process for these permits and market conditions. Tosco has advised CARB that significant uncertainty exists concerning the implementation of their gasoline regulations and has requested that the timing and substance of the regulations be reevaluated to avoid serious disruption in the California gasoline market in 1996.

At March 31, 1994, total shareholder's equity was $552 million, an increase from December 31, 1993 of $30 million due to net income ($39 million) less dividend and other payments
($9 million). Debt, including current maturities, decreased by $30 million to $574 million at March 31, 1994.


                  TOSCO CORPORATION AND SUBSIDIARIES
                        PART 1 - EXHIBIT I
                COMPUTATION OF EARNINGS  PER SHARE
                            (Unaudited)
                In Thousands Except Per Share Data



                              Three Months Ended March 31,
                                   1994       1993

Net income                      $  38,867       $   14,802

Preferred stock dividends        (  2,516)          (2,516)
Net income
attributable to common
  shareholders for primary
earnings per share
computations                        36,351           12,286
Addback of dividends on
 preferred stock
 for assumed conversion              2,516            2,516
Net income
attributable to common
  shareholders for fully
 diluted earnings per
  share computations             $  38,867       $  14,802

Weighted average number of
shares outstanding
  during the period                 32,262          29,360
Stock option equivalents               415

Shares and equivalents
used for computation
of primary earnings per share       32,677          29,360
Weighted average
potentially
dilutive securities for the
assumed conversion of
preferred stock                      4,792

Shares and equivalents
used for computation of
  fully diluted earnings
 per share                          37,469        29,360

Earnings per share:

Primary                           $   1.11      $    .42

Fully diluted                     $   1.04      $    .42 (a)


(a) Fully diluted earnings per share computations for 1993 did not assume the conversion of stock options or Series F Stock because the effect would have been anti-dilutive.


      PART II.  Other Information

Item 1. Legal Proceedings

On February 7, 1994, following extensive public hearings, the California Air Resources Board (CARB) granted Tosco a variance to produce diesel fuel that did not meet certain standards for aromatic content. The variance was scheduled to expire on the earlier of July 15, 1994, or upon Tosco' certification of a qualifying alternative fuel formulation. On March 7, 1994, four oil companies filed suit against CARB and Tosco (as real party in interest), challenging CARB's issuance of the variance. (Chevron USA, Inc., Atlantic Richfield Company, Union Oil company of California and Texaco Refining and Marketing, Inc. v. California
 Air Resources Board. Tosco Refining Company, real party in interest, California Superior Court, Sacramento County, Case No. 377344). On March 24, 1994, Tosco certified an alternative diesel fuel formulation, and the variance expired. At a hearing held on May 13, 1994 in response to a motion for summary judgment by Tosco, the lawsuit was dismissed as moot.


Item 6. Exhibits

a.  Exhibits.

    11.  Computation of Earnings Per Share (See Part 1. Item 1.)

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TOSCO CORPORATION
                                            (Registrant)





Date:  May  1994 By:

                                    Jefferson F. Allen
                                  Executive Vice President
                            and Chief Financial Officer






                                   Robert I. Santo
                                  Chief Accounting Officer