Form 10-Q
period 1994-06-30
TOSCO CORP
filed 1994-08-15
CIK 74091

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1994

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

 Registrant's telephone number, including area code:(203)
977-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        *   Yes           No

Registrant's Common Stock outstanding at July 31, 1994 was
32,265,867 shares.

               TOSCO CORPORATION AND SUBSIDIARIES
           Index to Financial Statements and Exhibits
   Filed with the Quarterly Report of the Company on Form 10-Q
             For the Six Months Ended June 30, 1994


                                             Page(s)

Part I. Financial Information

Consolidated Balance Sheets                              3

Consolidated Statements of Income                        4

Consolidated Statements of Cash Flows                    5

Notes to Consolidated Financial Statements              6 -11

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     12 - 16

Exhibit I - Computation of Earnings Per Share           17

Part II.      Other Information                         18

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


              TOSCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                     Thousands of Dollars

                                     June 30,  December 31,
ASSETS                                1994       1993
                                   (Unaudited)
Current assets
Cash and cash equivalents           $  7,764      $ 55,091
Short-term investments and deposits   57,091        30,035
Trade accounts receivable,
less allowance for uncollectibles
of $8,098,000 (1994)
 and $5,091,000 (1993)               252,594       174,285
Inventories                          452,342       363,348
Prepaid expenses and other
 current assets                       38,494        36,180
Deferred income taxes                 12,123        12,123
Total current assets                 820,408       671,062

Property, plant and equipment, net   727,959       723,265
Deferred turnarounds and charges      58,923        43,661
Deferred income taxes                 37,108        37,108
Other assets                          15,438        17,763
Total assets                      $1,659,836    $1,492,859

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and
 accrued liabilities              $  435,220   $  310,243
Current installments of
 long-term debt                          783          787
Total current liabilities            436,003      311,030

Long-term debt                       610,496      603,306
Other liabilities                     13,522       12,433
Environmental cost liability          29,440       29,440
Net liabilities of discontinued
operations                             7,996       11,733
Deferred income taxes                  3,273        3,273
Shareholders' equity:
$4.375 Series F Cumulative
Convertible Preferred Stock - $1.00 par
value - Authorized 2,500,000 shares;
issued and outstanding
2,300,000 shares
(liquidation preference
of $115,000,000)                      111,197    111,197
Common shareholders' equity:
Common Stock - $.75 par value,
50,000,000 shares authorized,
34,814,491 shares issued              26,114      26,112
Capital in excess of par value       533,579     534,727
Retained earnings (deficit)         ( 42,904)   ( 81,512)
Reductions from capital             ( 68,880)   ( 68,880)
Total common shareholders' equity    447,909     410,447
Total shareholders' equity           559,106     521,644

Total liabilities and
 shareholders' equity            $ 1,659,836   $1,492,859

The accompanying notes are an integral part of these financial statements.





             TOSCO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
        Thousands of Dollars Except Per Share Data

                                 Three Months Ended June 30,         Six Months Ended June 30,
                                    1994         1993                   1994            1993
Sales                          $1,399,761      $956,254               $2,895,449     $1,372,390

Cost of sales                   1,354,712       891,933                2,744,903      1,266,481
Selling, general and
administrative expense             14,487        14,859                   41,585         23,685
Interest expense                   14,398        13,489                   27,889         22,478
Interest income                (    1,370)     (  1,247)              (    2,355)     (   2,263)
                                1,382,227       919,034                2,812,022      1,310,381

Income before provision
for income taxes                   17,534        37,220                   83,427         62,009

Provision for income taxes          3,082        15,079                   30,108         25,066

Net income                         14,452        22,141                   53,319         36,943

Preferred stock
dividend requirements            (  2,516)     (  2,516)               (   5,032)      (  5,032)

Income attributable
to common shareholders           $ 11,936       $ 19,625                $ 48,287       $ 31,911

Income per common and common
  equivalent share:

 Primary                       $      .37       $    .67                $   1.48      $    1.09

Fully Diluted                  $      .37       $    .65                $   1.42      $    1.08

Dividends per
common share                   $      .15        $   .15                $    .30      $     .30


The accompanying notes are an integral part of these financial statements.

               TOSCO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                      Thousands of Dollars


Cash flows from Operating Activities    Six Months Ended June 30,
                                       1994                1993


Net income                            $ 53,319        $  36,943
Adjustments to arrive at net
cash provided by operating
activities:
Depreciation and depletion              25,092           16,469
Amortization of deferred items          15,145           16,180
Deferred income taxes                                    21,996
Net proceeds from sale of
assets of discontinued operations                       103,000

(Increase) decrease:
Short-term deposits                (   31,174)       (   21,025)
Trade accounts receivable          (   78,309)          (53,440)
Inventories                         (  88,894)        ( 258,539)
Prepaid expenses and other
 current assets                         5,608       (     6,210)
Increase (decrease):
Accounts payable and accrued
liabilities                           124,977           162,796
Other                             (     1,548)      (     1,026)
Net cash provided by operating
activities                             24,216            17,144

Cash flows from investing activities:
Purchase of property, plant
and equipment, net                 (  37,709)      (    29,113)
Purchase of Bayway assets                           (  140,150)
Increase in deferred turnarounds,
charges and other assets, net      (  33,939)      (    17,070)
Proceeds from termination of CTLP      4,848
Net change in short-term
investments                            4,118            11,541
Net cash used in investing
activities                        (   62,682)      (  174,792)

Cash flows from financing activities:

Proceeds from Bayway
Mortgage Bonds                                        150,000
Borrowings (repayments)
under revolver, net                   7,000
Principal payments under
 debt agreements                (         4)       (      13)

Dividends on
Preferred and Common Stock       (   14,711)     (     13,802)


Other                           (     1,146)   (          525)
Net cash provided by
(used in) financing activities  (     8,861)          135,660

Net increase (decrease)
in cash and cash equivalents      (  47,327)      (    21,988)
Cash and cash equivalents at
beginning period                     55,091            71,673
Cash and cash equivalents
 at end of period
                                 $    7,764        $   49,685


The accompanying notes are an integral part of these financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Information with respect to the three and six months ended
                 June 30, 1994 and 1993 is unaudited.


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

Nature of Business

Tosco is one of the largest independent oil refiners and wholesale marketers of petroleum products in the United States. Tosco has extensive distribution facilities and engages in domestic and international commercial activities. Tosco also markets petroleum products at retail outlets on the West Coast of the United States under the BP brand and has interest in oil shale properties in Colorado and Utah.


 Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in 1994.

 Cash, Cash Equivalents, Short-term Investments and Deposits

Cash in excess of operating requirements is invested in cash equivalent short-term time deposits, money market instruments, government securities and commercial paper.
Investments with original maturities of more than three months are classified as short-term investments and carried at the lower of cost or market.

Tosco purchased director and officer liability insurance coverage from the Loil Group Ltd.
(Loil), a wholly-owned subsidiary of Tosco, with limits of liability coverage of $13,200,000 at June 30, 1994 and December 31,
1993 (an amount approximately equal to the amount of cash, short-term investments and marketable securities available to Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco. The cost of investments and marketable securities of Loil approximate fair value.

From time to time, Tosco makes use of futures and forward contracts principally to hedge refining margins (when such hedged margins are at acceptable levels) on a varying percentage of the future production of the Bayway Refinery. Futures and forward contracts are used to lock in margins between the sales value of refined products produced, primarily gasoline and heating oil, and the cost of raw materials purchased generally for periods not exceeding one year. Realized gains and losses on liquidated raw material futures contracts are generally deferred in inventory until the related refined products are produced.

Pursuant to the requirements of the commodity exchanges, margin deposits for a percentage of the value of futures contracts have been placed with commodity brokers. The margin deposits are classified as short-term deposits.

Inventories

Inventories of raw materials and products are valued at the lower of cost, determined on the last-in, first-out (LIFO) basis, or market. The net realizable value of LIFO inventories is measured by aggregating similar pools on a consolidated basis.

2. Acquisition of the Bayway Refinery and Tosco Northwest

In April 1993, Tosco acquired the Bayway Refinery and related assets (Bayway) from Exxon Corporation, and in December 1993, acquired the Ferndale Refinery and retail marketing assets in the Pacific Northwest (Tosco Northwest) from BP Oil Company. The purchase price of Tosco Northwest was $123,895,000 plus the value of inventory, and a profit participation of up to $150,000,000 over the five years following the acquisition based on the performance of the refining and retail marketing segments acquired. Tosco or BP may elect liquidation of the participation agreement for the retail marketing segment on an annual basis beginning in December 1994. The purchase price has been preliminarily allocated to the refinery, wharf and terminal assets
($47,895,000) and the retail assets acquired ($76,000,000).
A final allocation of the purchase price will be made in 1994 when appraisals and other studies are completed. The funds for the Tosco Northwest acquisition were received from a combination of sources, including net proceeds of $88,418,000 received from a public offering of Common Stock, available cash and funds available under Tosco's revolving credit facility.

3. Inventories
                                 June 30,     December 31,
                                   1994            1993
                                 (Thousands of Dollars)

Raw materials                     $ 184,511  $ 130,233
Intermediates                        15,209     26,723
Finished products                   297,942    205,281
 Retail                               1,053      1,111
                                    498,715    363,348
Less LIFO reserve              (     46,373)
                                $   452,342  $ 363,348

Inventories were written down by $17,651,000 at December 31, 1993 to net realizable value as of that date.

4.  Long-Term Debt

New Credit Agreement

In connection with the acquisition of Tosco Northwest, Tosco amended its existing credit facility to increase credit availability from $350,000,000 to $450,000,000 (New Revolving Credit Agreement). Cash borrowings under the New
Revolving Credit Agreement bear interest at the option of Tosco at either the prime rate plus a margin ranging from zero to 1/4% or at the Eurodollar rate plus a margin ranging from 1% to 1-1/2%. The incremental margin is dependent on the credit rating of the First Mortgage Bonds. A commitment fee of 3/8% per annum on the unused portion of the commitment is also due. The New Revolving Credit Agreement which expires in April 1997, is collateralized by investments, accounts receivable and inventory.

Utilization of Revolving Credit Facilities
                                        June 30,  December 31,
                                         1994       1993
                                       (Thousands of Dollars)

Cash borrowings                       $ 154,000   $ 147,000
Letters of credit                        86,370    142,177
Total utilization                       240,370    289,177
Availability                            209,630     60,823
Total credit line                     $ 450,000  $ 350,000

Interest paid was $24,848,000 and $17,299,000 for the first six months of 1994 and 1993, respectively.

5. Capital Stock

During the first half of 1994, options to purchase 446,000 shares of common stock of Tosco (Common Stock) were granted at prices ranging from $29.25 to $30.94 per share.

 Quarterly dividends of $1.09375 per share of $4.375 Series F Cumulative Convertible Preferred Stock (Series F Stock) and $.15 per share of Common Stock were paid on May 16, 1994 and June 30, 1994 to shareholders of record on May 6, 1994 and June 20, 1994, respectively.

Tosco may redeem the Series F Stock, in whole or in part, at the option of Tosco at redemption prices beginning at $53,0625 per share plus accrued dividends beginning August 15, 1994 and declining to $50 per share plus accrued dividends on August 15, 2001.


6.  Income Taxes


The provision for income taxes is summarized below:

                         Three Months          Six Months
                        Ended June 30,      Ended June 30,
                       1994        1993      1994      1993
                            (Thousands of Dollars)

Federal              $  3,711   $11,647     $ 24,807  $ 19,321
 State                (   629)    3,350        5,301     5,581
 Foreign                             82                    164

 Provision for income
taxes(a)             $  3,082   $15,079      $30,108   $25,066


Cash payments of income
taxes                  $8,836    $  781      $ 9,669   $    939



(a) The income tax rate for 1994 was lower then 1993 because of a 1.5% reduction in the expected annual effective income tax rate and recognition of $2,900,000 in certain revised income tax benefits from prior years. The effective rate reduction is attributable to revised state income tax allocation factors and estimated California investment tax credits.

7.  Commitments and Contingencies

On June 28, 1994, Bayway entered in a twelve-year tanker agreement with Neptune Orient Lines, Ltd. of
Singapore (Neptune) for the charter of three 100,000 DWT crude oil tankers. The tankers will be built to meet the specifications of Bayway's dock receiving facilities as well as the requirements of the U.S. Oil Pollution Act of 1990. The first tanker is expected to be delivered in the second half of 1996. Bayway also entered into a long-term lease agreement with Statia Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada. Tosco expects to utilize the three tankers to move crude oil delivered to the Nova Scotia storage location to the Bayway Refinery or in direct shipments to its refineries.

Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. Tosco continues to evaluate, on a quarterly basis, its liability for environmental costs, net of liabilities transferred pursuant to the settlement of outstanding litigation concerning environmental issues with the predecessor owners of the Avon Refinery. Based upon that evaluation, the $29,440,000 accrual for environmental costs was not revised in 1994. While Tosco believes that it has adequately provided for its environmental exposures, should matters be resolved unfavorably to Tosco, they could have a material adverse effect on its long-term consolidated financial position and results of operations. Tosco continues to pursue reimbursement of environmental and defense costs under insurance policies in effect during the applicable periods of coverage.


8.Subsequent Event

On August 1, 1994, Tosco completed its previously announced acquisition of BP America's California retail gasoline marketing system. The California retail system includes approximately 370 retail locations, 130 of which are company controlled, a distribution terminal, and related assets. Pursuant to the acquisition and related agreements, Tosco purchased improvements at the retail service station locations and received noncompetition and expanded trademark licensing agreements. The balance of the California retail assets, primarily land and equipment at retail service station locations, were leased from a special purpose entity which acquired such assets from BP America. The trademark licensing agreement extends Tosco's exclusive license to market under the British Petroleum BP brand to seven western states for at least twelve years adding to its existing license in Washington and Oregon. The previous five year trademark license agreement for the states of Washington and Oregon was also extended to a term of at least twelve years.

9.  Condensed Consolidating Financial Information

    The following tables set forth the unaudited condensed consolidating financial statements as of June 30, 1994 and for the six month period then ended of Tosco, Bayway and Tosco's other subsidiaries. They are provided to meet the reporting and informational requirements of Bayway as a guarantor of the Exchange Bonds.


                                              Condensed Consolidating Balance Sheet
                                                        (Thousands of Dollars)
                                                            June 30, 1994
                                               Tosco         Bayway        Minor Subs
                                             (Issuer)    (Guarantor)   (Non-guarantors)      Eliminations        Consolidated
Assets
Cash and cash equivalents                     $   2,847    $   4,297      $  620                                   $   7,764
Short-term investments and deposits               2,873       36,216      18,002                                      57,091
Other current assets                            348,115      407,419          19                                     755,553
Total current assets                            353,835      447,932      18,641                                     820,408

Other assets                                    640,921      177,216      25,657              ($   4,366)            839,428
Investment in Bayway and other subsidiaries     221,619                                       (  221,619)
Intercompany receivables                        116,366                    4,673              (  121,039)
Total assets                                $ 1,332,741    $  625,148    $48,971              ($ 347,024)        $ 1,659,836

Liabilities and shareholders' equity
Current liabilities                         $   216,431     $ 218,489    $ 1,083                                     436,003
Long-term debt                                  493,934       110,000      6,562                                     610,496
Other liabilities                                58,597                      -                ($   4,366)             54,231
Intercompany liabilities                          4,673       105,281     11,085             (   121,039)
Shareholders' equity                            559,106       191,378     30,241             (   221,619)            559,106

Total liabilities and shareholders' equity   $1,332,741  $    625,148   $ 48,971              ($ 347,024)        $ 1,659,836

                                              Condensed Consolidating Statement of Income
                                                          (Thousands of Dollars)
                                               For the Six Months Ended June 30, 1994

Sales                                       $ 1,259,193    $1,636,256    $     -                                 $ 2,895,449
Cost of sales                                 1,165,495     1,579,408                                              2,744,903
Operating contribution                           93,698        56,848                                                150,546
Selling, general, and
administrative expenses(a)                       27,259        15,154   (    828)                                     41,585
Interest expense, net                            16,849         8,799   (    114)                                     25,534
Income before provision for income taxes         49,590        32,895        942                                      83,427
Provision for income taxes                       17,114        12,994                                                 30,108
Net income                                   $   32,476   $    19,901     $  942              $  -              $     53,319

(a) The condensed consolidating statement of income does not reflect an allocation of a portion of aggregate corporate selling, general and administrative expenses of approximately $8,700,000 to Bayway and the Minor Subsidiaries.  Tosco may
allocate such costs in the future.


9. Condensed Consolidating Financial Information (continued)

                                            Condensed Consolidating Statement of Cash Flows
                                                               (Thousands of Dollars)
                                                      For the Six Months Ended June 30, 1994
                                                 Tosco          Bayway        Minor Subs

                                                (Issuer)      (Guarantor)     (Non-guarantors)    Eliminations       Consolidated
Cash flows from operating activities:
Net income                                   $   32,476      $ 19,901         $ 942                                  $   53,319
Depreciation, depletion and amortization         34,016         6,034           187                                      40,237
Changes in working capital
and short-term deposits                     (    43,950)    (  23,796)       (   46)                               (     67,792)
Other                                       (     1,683)         -              135                                (      1,548)
Net cash provided by operating activities        20,859         2,139         1,218                                      24,216

Cash flows from investing activities:
Purchase of property, plant and equipment    (   30,595)     (   7,114)                                            (     37,709)
Increase in deferred turnarounds, charges
 and other assets                            (   30,320)    (    3,619)                                            (     33,939)
Intercompany transfers                           51,714     (   50,954)       (  760)
Proceeds from termination of CT-LP                                             4,848                                      4,848
Dividend from Minor Subs to Tosco                 4,848                       (4,848)
Net change in short-term investments              4,136                       (   18)                                     4,118
Net cash provided by
(used in) investing activities                (     217)    (   61,687)        ( 778)                             (      62,682)

Cash flows from financing activities:
Borrowings under revolver, net               (   31,000)        38,000                                                    7,000
Principal payments under debt agreements     (        4)                                                           (          4)
Dividends on Preferred and Common Stock      (   14,711)                                                           (     14,711)
Other                                        (    1,146)                                                           (      1,146)
Net cash provided by
(used in) financing activities               (   46,861)       38,000                                              (      8,861)

Net increase (decrease) in cash and cash
equivalents                                  (   26,219)   (   21,548)           440                               (     47,327)
Cash and cash equivalents
at beginning of period                           29,066        25,845            180                                     55,091

Cash and cash equivalents
at end of period                              $   2,847   $     4,297         $  620           $    -             $       7,764


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

Tosco's Annual Report sets forth Selected Financial Data which, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1989-1993. This
Management's Discussion and Analysis updates that data.

Results of Operations -  For the three months
                         ended  June 30, 1994

                                  Consolidated
                          Three Months Ended June 30,
                                1994            1993
                           (Thousands of Dollars)

Sales                     $1,399,761       $ 956,254
Cost of sales              1,354,712         891,933
Operating contribution        45,049          64,321
Selling, general, and
  administrative expense      14,487          14,859
Net interest expense          13,028          12,242
Pre-tax income                17,534          37,220
Provision for income taxes     3,082          15,079
Net income                $   14,452      $   22,141

Tosco earned $14.5 million, or $.37 per fully diluted share, on sales of $1.4 billion for the second quarter of 1994, compared to $22.1 million, or $.65 per fully diluted share, on sales of $956.3 million for the second quarter of 1993.

Operating contribution (income before selling, general, and administrative expense, net interest expense, and income taxes) of $45.0 million for the second quarter of 1994 declined by $19.3 million from the comparable quarter of 1993. The decline was primarily due to lower refining margins and reduced production from the Avon Refinery because of scheduled major maintenance of the fluid coker. These negative factors more than offset the operating contribution from the Ferndale Refinery and retail assets acquired in December 1993 from British Petroleum (Tosco Northwest). The Tosco Northwest acquisition, seven additional days of production at the Bayway Refinery, as well as expanded wholesale operations to take advantage of favorable commercial opportunities, were the principal reasons for the increase in sales and cost of sales for the second quarter of 1994 as compared to the comparable quarter of 1993. The Bayway Refinery was acquired on April 8, 1993. See
Note 2 to the June 30, 1994 Consolidated Financial Statements.

Consolidated selling, general, and administrative expense for the second quarter of 1994 decreased by $.4 million from the comparable quarter of 1993. The decline was primarily attributable to a lower provision for incentive compensation (because required levels of pre-tax earnings were not achieved) and $1.7 million of non-recurring costs incurred in the second quarter of 1993 (related to the acquisition of the Bayway Refinery). These decreases more than offset the higher costs related to Tosco's expanded wholesale and retail operations in the Pacific Northwest.

The income tax rate for the second quarter of 1994 was lower than 1993 because of a 1.5% reduction in the expected annual effective income tax rate and recognition of certain revised income tax benefits from prior years. The effective rate reduction is attributable to revised state income tax allocation factors and estimated California investment tax credits.


Quarterly contribution is summarized below:


                                     Avon             Bayway           Northwest       Consolidated
                                              Three Months Ended June 30, 1994
                                                (Thousands of Dollars)


Sales                                $407,206         $753,464         $239,091         $1,399,761
Cost of sales                         407,682          732,819          218,211          1,354,712
Operating contribution               $  3,524         $ 20,645         $ 20,880         $   45,049

                                            Three months ended June 30,1993

Sales                                 $443,049       $513,205                            $956,254
Cost of sales                          400,583        491,350                             891,933
Operating contribution                $ 42,466       $ 21,855                             $ 64,321

Increase (decrease) in
Operating contribution              ( $38,942)       ($ 1,210)         $20,880           ($ 19,272)



  Tosco earned operating income (income before selling, general and administrative expense, net expense, net interest expense, and income taxes) of $45.0 million for the second quarter of 1994, a decrease of $19.3 million from the second quarter of 1993. The decline in operating contribution was primarily due to lower refining margins and higher refinery and distribution costs partially offset by margins from Tosco's retail marketing operations ($ 11.3 million of operating contribution) (blended fuel margin of 7.3 cents per gallon on sales volume of approximately 41,000 B/D). Tosco acquired the Ferndale Refinery, located in
Washington, and retail marketing operations in Washington and Oregon, from British Petroleum at the end of 1993.



                                                 Refining Data Summary
                                    Avon                Ferndale             Bayway          Consolidated(b)
                                     (In Thousands of barrels per day except for refining margins)

 Three Months Ended June 30,       1994     1993        1994                1994     1993       1994      1993

Crude and other raw materials     138.7    161.4       91.3                270.0     252.3     500.0      413.7

Petroleum products produced:
  Clean products                  123.6    138.2       62.6                220.2     213.2     406.4      351.4
  Other finished products          13.5     22.0       27.4                 53.9      43.7      94.8       65.7

Total finished products produced  137.1    160.2       90.0                274.1      256.9    501.2      417.1

Refining margin per
charge barrel(a)                  $6.72   $ 8.02      $4.19               $3.33       $3.41      $4.42    $5.30

(a) Bayway's refining margins include the net result of hedges designed to lock in predetermined margins (when such hedged margins are at acceptable levels) on a varying percentage of Bayway's production.

(b)  Consolidated per barrel refining margins for 1994 include Tosco Northwest while consolidated per barrel refining margins for 1993 do not.  As Tosco Northwest was acquired on December 28, 1993, comparative consolidated refining margins per barrel may not be indicative of the trend of refining margins.



Consolidated refining margins per barrel (the difference between the sales value of refined products produced for sale and raw material costs) declined by $.88 to $4.42 per barrel for the second quarter of 1994. As illustrated by the table, refining margins vary significantly by refinery. This is due to a number of reasons including marketing conditions in the principal areas served by the refineries, their configuration and complexity (ability to convert raw materials into clean products), and maintenance schedules.

Results of Operations - For the six months ended June 30, 1994

                                  Consolidated
                             Six Months Ended June 30,
                             1994                 1993
                               (Thousands of Dollars)

Sales                       $2,895,449     $1,372,390
Cost of sales                2,744,903      1,266,481
Operating contribution         150,546        105,909
Selling, general, and
  administrative expense        41,585         23,685
Net interest expense            25,534         20,215
Pre-tax income                  83,427         62,009
Provision for
income taxes                    30,108         25,006
Net income                $     53,319     $   36,943

Tosco earned $53.3 million, or $1.42 per fully diluted share, on sales of $2.9 billion for the first six months of 1994, compared to $36.9 million, or $1.08 per fully diluted share, on sales of $1.4 billion for the comparable 1993 period.

The increase in consolidated selling, general, and administrative expense for the first six months of 1994 was primarily attributable to the acquisitions of the Bayway Refinery and the Tosco Northwest assets. In addition, Tosco increased its reserve for potential losses on trade receivables due to its expanded operations ($3.0 million).

The increase in consolidated net interest expense was primarily due to higher levels of debt related to the acquisitions of the Bayway Refinery and Tosco Northwest, and their associated working capital requirements.

Contribution for the six months ending June 30, 1994 and 1993 summarized below:

                    Avon      Bayway     Northwest  Consolidated
                               (Thousands of Dollars)
Six Months Ended June 30, 1994
Sales             $812,088    $1,636,256   $447,105    $2,895,449
Cost of sales      770,790     1,579,408    394,705     2,774,903
Operating
contribution      $ 41,298    $   56,848   $ 52,400    $  150,546

Six Months Ended June 30, 1994
Sales            $858,207      $514,183                $1,372,390
Cost of sales     773,575       492,906                 1,266,481
Operating
contribution     $ 84,632      $ 21,277                $  105,909

Increase(decrease)
in operating
contribution    ($ 43,334)    $ 35,571     $52,400     $  44,637

                                   Refining Data Summary for the six months ended June 30, 1994 and 1993
                                                  (In thousands of barrels per day except for refining margins)

                                       Avon             Ferndale           Bayway              Consolidated
                                  1994     1993          1994          1994     1993          1994       1993
Crude and other raw materials     153.3    164.8         92.0          264.6    252.3         509.9      417.1

Petroleum products produced:
  Clean products                  127.8    138.6          61.7         208.4    207.3         397.9      345.9
  other finished products          23.8     24.8          28.2          62.0     49.6         114.0       74.4

Total finished products produced  151.6     163.4         89.9         270.4    256.9         511.9      420.3

Refining margin per charge barrel $7.30     $7.78        $4.59         $3.35    $3.41         $4.86      $5.96

  Tosco generated an operating contribution of $150.5 million for the first six months of 1994, an increase of $44.6 million from the comparable 1993 period. The increase in operating contribution was attributable to six months of operating results for the Bayway Refinery (acquired on April 8, 1993) and Tosco Northwest
(acquired on December 28, 1993). These favorable operating results were reduced by a decrease in Avons's operating contribution primarily because of reduced margins and major maintenance of the fluid coker in the second quarter of 1994.

BP California Retail Acquisition

On August 1, 1994, Tosco completed its previously announced acquisition of BP America's California retail gasoline marketing system. The California retail system includes approximately 370 retail locations, 130 of which are company controlled, a distribution terminal, and related assets. Pursuant to the acquisition and related agreements, Tosco purchased improvements at the retail service station locations and received noncompetition and expanded trademark licensing agreements. The balance of the California retail assets, primarily land and equipment at retail service station locations, were leased from a special purpose entity which acquired such assets from BP America. The trademark licensing agreement extends Tosco's exclusive license to market under the British Petroleum BP brand to seven western states for at least twelve years adding to its existing license in Washington and Oregon. The previous five year trademark license agreement for the states of Washington and Oregon was also extended to a term of at least twelve years.

Outlook

With the acquisitions of Bayway, the Tosco Northwest assets, and the BP California retail system, Tosco is one of the largest independent oil companies in the United States, with annual revenue of over $6 billion. Operating three refineries on the East and West Coasts of the United States, Tosco now refines and markets over 500,000 barrels per day of petroleum products, a three-fold increase over Tosco's pre-acquisition production. Earnings related to the increased levels of capacity continue to be determined principally by two factors: the operating efficiency of the refineries and refining margins. Tosco schedules periodic maintenance of major processing units for significant non-routine repairs and maintenance as the units reach the end of their normal operating cycles. Refining operating performance and earnings are lowered, and deferred maintenance expenditures increased, during such periods. The scheduled turnaround of Avon's fluid coker, which occurs approximately every three years, was completed on time and under budget in the second quarter. Bayway's fluid catalytic cracking unit, the largest in the world, is scheduled for maintenance in the third quarter of 1994 and will negatively impact results of operations. Tosco is not able to predict the level or trend of refining margins, despite hopeful signs of a strengthening national economy, because of the uncertainties associated with oil markets. However, Tosco believes its acquisitions and extensions into retail marketing are expected to provide opportunities for increased and less volatile earnings and cash flow. With the acquisition of the BP California retail system, Tosco's retail network now markets in excess of 60,000 B/D of motor fuel.

Cash flows and liquidity - 1994

Cash generated
from operations (net income plus depreciation and amortization) of $94.0 million was partially offset by a net increase in short-term deposits, working capital and other liabilities of $70.0 million providing cash flow from operating activities of $24.0 million. Net cash used in investing activities of $63 million was primarily for capital expenditures, turnarounds and other assets totalling $72 million partially offset by a $ 5 million return of Tosco's investment in Continental-Tosco Limited Partnership, and other short-term investments ($4 million). Cash used in financing activities was $9 million, consisting principally of dividends on common and preferred stock ($15 million) and other payments of $1 million, partially offset by net borrowings under its revolving credit agreement by $7 million.

Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) increased by $129 million during 1994 due to an increase of $149 million in unused credit facilities, partially offset by a decrease in cash and short-term investments of $20 million. Tosco amended the revolving credit agreement to support its expanded working capital requirements of Tosco due to the acquisitions of Bayway, Tosco Northwest and the California retail system. At June 30, 1994, liquidity totaled $275 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months). See Note 4 to the June 30, 1994 Consolidated Financial Statements.

Capital Expenditures and Capitalization

During the first half of 1994, Tosco spent $38 million on budgeted capital projects. Capital spending programs continued to address compliance with environmental regulations and permits, operating flexibility and reliability and personnel/process safety, as well as to meet new federal and California regulations, adopted in 1992, for fuels that reduce emissions. During the second quarter of 1994, Tosco's Board of Directors approved a $25 million project for the refurbishment and improvement of the Avon Refinery's
65,000 B/D Fluid Catalytic Cracker (FCC). This expansion project, which is expected to produce a five percent volume increase in clean products will be completed during the next scheduled turnaround of the unit in 1995.

Future levels of capital spending will vary depending upon the extent to which the Avon Refinery is reconfigured to meet the more stringent regulations requiring reformulated gasoline to be sold in California (presently anticipated to be enforced by California Air Resources Board (CARB) by 1996). Tosco has filed applications for the necessary permits for construction of the new facilities (which are anticipated to range in costs from $100 million to $300 million depending upon the targeted percentage of gasoline production meeting CARB's 1996 specifications). Expenditures of up to $300 million would convert all of Avon's gasoline production to CARB's 1996 reformulated standards. However, timely completion of the new facilities will continue to depend on a reasonable approval process for these permits and market conditions. While Tosco is proceeding with detailed design of the new and modified facilities, Tosco has advised CARB that significant uncertainty exists concerning the implementation of their gasoline regulations and has requested that the timing and substance of the regulations be reevaluated to avoid serious disruption in the California gasoline market in 1996.

At June 30, 1994, total shareholder's equity was $559 million, an increase from December 31, 1993 of $37 million due to net income ($53 million) less dividend and other payments ($16 million). Shareholders' equity includes 2,300,000 shares of Series F Cumulative Convertible Preferred Stock (Series F Stock) with a liquidation preference of $115,000,000. The Series F Stock may be called for redemption, at the option of Tosco, beginning August 15, 1995 at $53.0625 per share plus accrued dividends. Series F Stock may be converted to Common Stock if the Series F Stock is called for redemption. The Series F Stock is currently convertible inot 2.0833 shares of Common Stock, equivalent to a conversion price of $24.00 per share. Debt, including current maturities, increased $7 million to $610 million at June 30, 1994.



                 TOSCO CORPORATION AND SUBSIDIARIES
                        PART 1 - EXHIBIT I
                COMPUTATION OF EARNINGS PER SHARE
                            (Unaudited)
                In Thousands Except Per Share Data


                                    Three Months Ended June 30,   Six Months Ended June 30,
                                         1994          1993             1994         1993
Net income                              $  14,452      $ 22,141         $ 53,319       $  36,943

Preferred stock dividend requirements   (   2,516)   (   2,516)         (  5,032 )     (   5,032)
Income attributable to common
 shareholders for primary income
per share computations                     11,936       19,625            48,287          31,911
Addback of dividends on Series
F Stock for assumed conversion
at beginning of period                      2,516        2,516             5,032           5,032
Income attributable to common
shareholders for fully diluted
income per share computations           $  14,452      $22,141          $ 53,319         $36,943

Weighted average number of shares
outstanding during the period              32,263       29,272            32, 263         29,273
Weighted average common stock
equivalents                                   358          134                389             67
Shares used for computation of
primary income per common and
common equivalent share                    32,621       29,406             32,652         29,340
Weighted average potentially dilutive
securities for the assumed conversion
of the Series F Stock                       4,792        4,792              4,792          4,792
Shares used for computation of
fully diluted income per common
and common equivalent share                37,413       34,198             37,444         34,132

Income per common and common
     equivalent share:

Primary                                  $    .37      $  .67            $    1.48       $  1.09
Fully-diluted                            $    .37      $  .65            $    1.42       $  1.08


                   PART II.  Other Information


Item 1.  Legal Proceedings

On May 24, 1994, the United States Environmental Protection Agency filed an Administrative Complaint and Opportunity to Request a Hearing and Conference against Tosco alleging that Tosco discharged oil into or upon the surface of water within Tosco's Avon refinery and failed to fully implement its Spill Preventions Control and Counter Measures Plan. On June 13, 1994, Tosco filed an Answer denying the allegations of the Complaint. While the amount of any penalty is unknown, it is not expected to exceed approximately $125,000.

On June 14, 1994, Lion Oil Company (Lion) filed a Complaint against Tosco (LION OIL COMPANY V. TOSCO CORPORATION, United States District Court, Western District of Arkansas, Case No. 9401972) seeking an order for reimbursement under the Comprehensive Environmental Response, Compensation and Liability Act, contribution and declaratory relief in connection with the investigation and remediation of alleged environmental contamination at a refinery formerly owned by Tosco located in El Dorado, Arkansas. Tosco purchased the property from Monsanto Company in 1972 and subsequently sold the property to Lion on May 1, 1985, pursuant to an Asset Purchase and Sale Agreement in which Tosco provided to Lion a limited environmental indemnity that expired in 1989.

Item 4.  Submission of Matters to Vote of Security Holders

On May 17, 1994 an Annual Meeting of the Stockholders was held.
The table below briefly describes the proposals and the results of the shareholder vote.

Election of Directors

Names                      Votes For     Withhold Authority

Jefferson F. Allen        25,777,474     487,952
Joseph B. Carr            25,774,656     490,770
Houston I. Flournoy       25,775,048     490,378
Clarence G. Frame         25,772,303     493,123
Edmund A. Hajim           25,779,532     485,894
Joseph P. Ingrassia       25,778,624     486,802
Charles J. Luellen        25,779,709     485,717
Thomas D. O'Malley        25,776,830     488,596

Approval of the Tosco      Votes For     Votes Against  Abstain
Corporate Incentive Plan   20,562,516     784,349       103,426

Ratification and approval  Votes For      Votes Against  Abstain
of appointment of Coopers  26,194,635      34,468        36,323
& Lybrand as independent
accountants

Item 6.     Exhibits and Reports on Form 8-K

a.    Exhibits


       11.     Computation of Earnings Per Share (See Part I,
               Exhibit I.)

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TOSCO CORPORATION
                                            (Registrant)





Date: August 15, 1994      By:

                                      Jefferson F. Allen

                                   Executive Vice President
                                 and Chief Financial Officer



                                  By:



                                    Robert I. Santo
                                    Chief Accounting Officer