Form 10-K/A
period 1993-12-31
TOSCO CORP
filed 1994-08-29
CIK 74091

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                       FORM 10-K/A-1

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                              or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to


Commission file number 1-7910

                    TOSCO CORPORATION
(exact name of registration as specified in its charter)

NEVADA                                    95-1865716
                                          (I.R.S. Employer
(State or other jurisdiction of           Identification No.)
incorporation or organization)

72 Cummings Point Road,                   06902
Stamford Connecticut                      (Zip Code)
(Address of principal executive
offices)

Registrant's telephone number, including area code
(203) 977-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on
                                      which registered

Common Stock, $.175 par value         New York Stock Exchange
                                      Pacific Stock Exchange

$4.375 Series F Cumulative            New York Stock Exchange
Convertible Preferred Stock,
$1.00 par value

9% Series A First Mortgage Bonds      New York Stock Exchange
due March 15, 1997

9 5/8% Series B First Mortgage        New York Stock Exchange
Bonds due March 15, 2002


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1993 (the "Form
10-K") by replacing the documents included as Exhibits 10(r) and 10(s) in the Form 10-K as filed with the Securities and Exchange Commission on March 23, 1994 in their entirety with the documents listed on the Exhibit Index to, and filed with, this Amendment No. 1 to the Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TOSCO CORPORATION

Dated:  August 29, 1994        By:/s/Jefferson F. Allen
                               Jefferson F. Allen
                               Executive Vice President
                               Chief Financial Officer
                               and Treasurer



EXHIBIT INDEX

                                                  Sequentially
Exhibit                                           Numbered
Number                     Exhibit                Page

10(r)     Crude Oil Supply Agreement dated          5
          December 28, 1993 between BP Oil
          Supply Company and Tosco
          Corporation

10(s)     Trademark License Agreement dated        10
          December 28, 1993 between British
          Petroleum Company p.l.c. and
          Tosco Corporation

                                    EXHIBIT 10(R)

                    CRUDE OIL SALES CONTRACT
                         (CONFIDENTIAL)

BP Contract Number:  20870

This document is "Part 1" of a two-part Agreement (this "Agreement"), effective as of December 15, 1993 and hereby confirms the Agreement set forth in the Letter Agreement dated September 2, 1993 between Tosco Corporation ("Buyer") and BP Oil Supply Company ("BP"), BP Oil Supply Common Terms and Conditions for the Sale and Exchange of Alaskan North Slope Crude Oil, Effective November 1, 1991 are hereby incorporated by reference as "Part 2" of this Agreement and shall prevail unless superseded by the terms contained in Part 1 hereof.

TERM: This Agreement shall be in effect for a term of five years commencing on the closing date of the Agreement for Purchase and Sale of Assets between BP Exploration & Oil Inc. and Tosco Corporation dated November 9,
           1993.

SELLER:   BP Oil Supply Company (BP)

BUYER:    Tosco Corporation (Buyer)

CRUDE TYPE:  Alaskan North Slope Crude Oil (ANS)

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

QUANTITY: Up to[       ] barrels per month of ANS net of BS&W
subject to a maximum of [     ] barrels per calendar
year.

          Buyer shall provide BP with its Purchase Volume +0/- 5MBD for the delivery month (M) no later than the last business day of the second month (M-2) prior to the delivery month. Buyer shall also at that time commit to a range of Purchase Volume for the following two months as follows: for the month after delivery month (M+1) a volume +/-10 MBD and for the following month (M+2) a volume +/-15 MBD. Buyer shall provide BP with its final purchase volume by the 15th of the month (M-
          1) prior to the delivery month (M). (For example, by December 31, 1993 Purchase volume +0/-5 MBD for February 1994, committed +/-10 MBD for March 1994, committed +/-15 MBD for April 1994; by January 15, 1994, fixed volume for February 1994). This rolling three month process is meant to ensure stable supply operations between Buyer and BP.

DELIVERY: All ANS sold under this Agreement shall be delivered in vessels provided by BP to Buyer's Ferndale, Washington dock only, except in the case of unanticipated operational difficulty of either party, including, but not limited to, maintenance of refinery process units or tanks, and ship delays. BP shall to the extent necessary to mitigate the unanticipated operational difficulty use reasonable efforts to accommodate such alternate delivery points as Tosco may request with an appropriate differential (not to exceed actual cost differences to BP). Title and risk of loss of ANS shall pass from BP to Buyer as the ANS passes the vessel's last permanent flange at the delivery port. If Buyer's Ferndale facility is not covered by Marine Preservation Association (MPA) membership and if in the
          future the MPA imposes fees on its members (BP being a member) for deliveries to non-member facilities, Buyer shall reimburse BP for one-half of such fees up to a maximum reimbursement of five cents per barrel.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

PRICE: The monthly average spot market price of ANS for the month prior to the intended delivery month. The final volume fixed for any month will be sold at the price applying to the intended delivery month regardless of time of actual delivery. The spot market price for any month is [




                                     ] .

          If on the first or any subsequent anniversary of this Agreement either party believes that the formula set forth herein ceases on an ongoing basis to reflect the midpoint of the spot market price, it may propose a prospective revision to the formula to take effect six months thereafter. Thereupon the parties will negotiate in good faith to reach a revised formula which accurately reflects such price. Until a revised formula is agreed, the then effective formula shall continue to be used.

          If the parties cannot agree within 60 days either party may demand binding arbitration according to procedures to be agreed by the parties or, in the absence of such agreement, before a mutually-agreed single arbitrator who shall be a person familiar with the ANS market and whose authority shall be limited to selecting among the then current formula and any revised formulas proposed by the parties. The arbitrator shall be charged with selecting the formula which most closely approximates the spot market price midpoint and shall detail the reasons for his or her choice in a written opinion.

          If in any given month either party believes the formula price misrepresents the spot market price because of inclusion in the indices, of non-representative transactions involving either of the parties, the parties shall adjust the formula to eliminate the effect of any such non-representative transactions.
If the parties cannot agree on an adjustment then either party may call for binding arbitration according to the procedures described in the paragraph above.

P&C: Buyer agrees that the terms of its purchase of ANS hereunder is private and confidential and will not be disclosed to any third party without Seller's consent except as required by law or regulation.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

INCENTIVE ALLOWANCE: [


                                               ].

PAYMENT TERMS: Payments made by Buyer for ANS and by BP for incentive allowance shall be made on or before the fifth day after the date of delivery of ANS. Associated payment details are subject to Article 8,
          Section 8.2 contained in Part 2 of this Agreement.

SCHEDULING & NOMINATIONS: Buyer shall provide BP by the 15th of the month (M-1) prior to the delivery month (M) its nominated delivery windows for the month with operational flexibility to request +/-5 MBD over/under delivery from Purchase Volume. Upon mutual agreement, Seller may have the operational flexibility to over/under deliver Buyer's nominated volume by up to 15%. In the event by mutual agreement Seller should under-deliver Buyer's nomination in any given month, the under-delivered volume will be delivered in the following month in addition to the following month's nomination and that volume will be priced as if it had been delivered during the prior month. To the extent Seller over-delivers in any given month, the over-delivered barrels shall be subtracted from the next month's nomination and will be priced as if it had been delivered in the following month.  This operational
          flexibility will not increase the total Purchase Volume by Buyer in any given month. BP will deliver to Buyer in parcel sizes between 200,000 and 600,000 barrels, with typical deliveries of about 400,000 barrels. Volumes committed for any given month shall be delivered on a ratable basis in cargo quantities. If the parties cannot agree, then BP shall deliver and Tosco shall receive vessels during the arrival windows on the following days of the month; from the 1st through the 6th; from the 7th through the 14th; from the 15th through the 21st; and from the 22nd through the 28th.

ALLOCATION: Article 14 in Part 2 of this Agreement is amended by adding a new sentence as follows:

          "In the event BP puts an allocation program into effect, it shall allocate quantities to Buyer on a basis which is no less favorable than that applied to BP's other customers located on the U.S. West Coast."

LAYTIME: Modify Article 6, Section 6.6, in Part 2 of this Agreement by inserting the following in lieu of the first sentence of the fifth paragraph: "36 running hours shall be allowed as laytime for discharging a full cargo (including crude oil washing and/or cargo stripping, if performed) and a pro rata amount of hours, plus six additional hours, shall be allowed for discharging partial cargoes subject to a minimum of 12 hours. For example, if a partial cargo of 400 MB is delivered on a 120 MDWT vessel with capacity of 800
MB, a partial cargo laytime of 36 x (400/800) = 18 plus 6, equal to a total of 24 hours will be allowed."

QUANTITY AND
QUALITY DETERMINATION:
          Article 4.2C in Part 2 of this Agreement is amended as follows: Delete "as available on the vessel" in the first sentence. Add in the second sentence, before the word "inspectors", the word "independent".

FINANCIAL SECURITY: Tosco Corporation shall comply with the payment terms as set forth in Section 8.2 of Part 2 of this Agreement and will provide additional financial security as set forth in Section 8.4 of Part 2 of this Agreement only if there is a material adverse change in the financial condition of Tosco relative to the date of this Agreement.

NOTICES: All written notices shall be sent by U.S. mail, telex or telefax to the addresses listed below. Except as otherwise provided in this Agreement, the effective date of a notice shall be the date of receipt by the addressee. A party shall promptly notify the other party of any address change.

BP Oil Supply Company                   TOSCO Corporation
200 Public Square                       2300 Clayton Road
5th Floor                               Suite 1100
Cleveland, OH  44114                    Concord, CA 94520-2100
Telex:  62917760 (preferred mode of
  communication)
Telefax:  (216) 586-5243

BP OIL SUPPLY COMPANY                   TOSCO CORPORATION

By:________________________             By:___________________

Title:_____________________             Title:________________

Date:______________________             Date:_________________

                                  EXHIBIT 10(s)

                   TRADEMARK LICENSE AGREEMENT


          THIS TRADEMARK LICENSE AGREEMENT ("Agreement"). with an effective date of December 28, 1993, is between The British Petroleum Company p.l.c., an English Corporation, with an address of Britannic House, 1 Finsbury Circus, London EC2M7BA, England; BP Exploration & Oil Inc., an Ohio Corporation with offices at 200 Public Square, Cleveland, Ohio 44114-2375 (collectively "BP") as licensor and Tosco Corporation, a Nevada corporation with an address of 72 Cummings Point Road, Stamford, Connecticut 06902 ("Tosco") as licensee;

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and

Exchange Commission.

        WHEREAS, BP has for many years been a refiner and marketer of motor fuel, motor oil and related petroleum products to the public in the United States; and

       WHEREAS, because of the quality of the motor fuel, motor oil and related petroleum products produced and thereafter sold by BP and the excellent service rendered at BP retail gasoline service stations the public has come to associate a very high degree of consistency and quality with the motor fuel, motor oil and related goods and services of BP; and

         WHEREAS, BP has made significant expenditures advertising and promoting its motor fuel, motor oil and related petroleum products and services using certain trademark, service marks, trade dress, color schemes, designs and other verbal and non-verbal symbols which have come to represent BP throughout the United States; and

         WHEREAS, BP Exploration & Oil Inc. and Tosco have entered into an Agreement for the Purchase and Sale of assets pursuant to which Tosco has purchased the Ferndale refinery, several terminals and numerous retail gasoline stations in Washington and Oregon from BP; and

          WHEREAS, Tosco wishes to use trademark, service mark, trade dress, color schemes, designs and other verbal and non-verbal symbols owned by BP in conjunction with the sale of motor fuel, motor oil and related services in Washington and Oregon;

          WHEREAS, BP is willing to license such use subject to the terms and conditions set forth herein which are designed to protect the valuable goodwill of BP's trademarks, service mark, trade dress, color schemes, designs and the verbal and non-verbal symbols associated with BP's image as a refiner and marketer of motor fuel, motor oil and related petroleum products and services;

          NOW THEREFORE in consideration of the premises and the agreements hereinafter set forth, the parties agree as follows:

                            Article 1
                           DEFINITIONS

          The terms set forth below shall be defined as follows when used in this Agreement:

          1.1 Licensor - The British Petroleum Company p.l.c. for the trademark and service mark BP and BP Exploration & Oil Inc., a wholly-owned subsidiary of the British Petroleum Company p.l.c. for the trade dress, color schemes and other verbal and non-verbal symbols associated with the trademark and service mark BP. BP Exploration & Oil Inc. shall be directly responsible for enforcing the rights and fulfilling the obligations set forth herein.
          1.2  Licensee - Tosco Corporation.
          1.3  Licensed Mark - the service mark and trademark
"BP".
          1.4 Licensed Marketing Indicia - the trade dress, color schemes, designs, and verbal and non-verbal symbols associated with BP's retail image. Such symbols include, but are not limited to, the proprietary typeface associated with signage at BP service stations; canopy facia including both the rounded "bullnose" sections and the flat sections contiguous to the "bullnose" sections; the round monocolumns found on multiple product dispensers; the round shrouds that surround the major identification (MID) signs; the round corners on the ancillary buildings and the colors green and yellow.

     * Photographs of a service station displaying one version of the Licensed Marketing Indicia accompany this Agreement as Exhibit A.

          1.5 Licensed Goods and Services - motor fuel and motor oil produced in accordance with BP specifications; car wash services; motor vehicle repair services; and retail convenience store services.

          1.6  Licensed Territory - the States of Oregon and
Washington, U.S.A.

          1.7  Effective Date - December 15, 1993.

                            Article 2
                          LICENSE GRANT

          2.1 Subject to the terms and conditions of this Agreement, BP grants to Tosco the exclusive right to use the Licensed Mark and the Licensed Marketing Indicia only in the Licensed Territory and only in connection with the production, advertising, promotion and sale of the Licensed Goods and Services. As consideration for use of the Licensed Mark and the Licensed Marketing Indicia Tosco shall pay BP a royalty fee which shall be paid up for the first five (5) years after the Effective Date of this Agreement. This royalty fee shall be deemed a part of the purchase price paid to BP pursuant to the Agreement for Purchase and Sale of Assets between BP and Tosco. Thereafter, the license granted shall bear a royalty fee as provided in Section 3.04 of this Agreement.

          2.2 Tosco may grant sublicenses to third party petroleum jobbers and dealers to use the Licensed Mark and the Licensed Marketing Indicia in the Licensed Territory in connection with the Licensed Goods and Services and may authorize the jobbers to grant further rights to their reseller customers for such use, so long as all such third parties first agree in writing that their rights are subordinate to and derived from this Agreement and that they shall be bound by the terms of this Agreement related to use and display of the Licensed Mark and Licensed Marketing Indicia and sale of the Licensed Goods and Services.

          2.3 Tosco shall not use the Licensed Mark or the Licensed Marketing Indicia or any mark similar to the Licensed
Mark as part of its corporate name or its trade name or at or on any manufacturing or terminal facility.

          2.4 Until this Agreement is terminated BP shall not use the Licensed Mark or the Licensed Marketing Indicia in the Licensed Territory in connection with the Licensed Goods and Services.

          2.5 Nothing in this Agreement shall be deemed to constitute an assignment by BP of the Licensed Mark or the Licensed Marketing Indicia or any of its rights therein or to give Tosco or any sublicensee of Tosco any right, title or interest in and to the Licensed Mark or the Licensed Marketing Indicia except as provided in this Agreement.

          2.6 Tosco acknowledges that neither this Agreement nor the relationship contemplated by this Agreement is a "Franchise" or "Business Opportunity" within the meaning of:

          (i)  16 Code of Federal Regulations 436;
         (ii) Revised Code of Washington Title 19, Chapters 19.100, 19.110 and 19.120;
        (iii)  Oregon Revised Statutes Title 50, Sections
               650.005 through 650.250;
         (iv)  15 United States Code Chapter 55.
Tosco shall not, under sections 2.02 above, or otherwise, grant any rights in the name of or on behalf of BP or otherwise obligate BP or cause BP to be liable under the statutes set forth herein or their amended, successor or replacement statutes.

                    Article 3
                    TERM AND TERMINATION

          3.1 This Agreement shall have a term of five (5) years commencing with its Effective Date. It shall continue thereafter unless it is terminated as provided for in this Article or elsewhere in this Agreement.

          On the fourth anniversary of the Effective Date of this Agreement and thereafter either BP or Tosco may terminate the license grant provision of this Agreement upon giving one
(1) year's prior notice in accordance with the notice provisions of this Agreement.

          3.2 In addition to the termination provisions set forth elsewhere in this Agreement if, at any time, BP believes that Tosco is in breach of any of its obligations under this Agreement, it may send Tosco notice thereof. Tosco shall have sixty (60) days from the date it receives such notice to cure such breach. If such breach is not cured within such period of time then BP may terminate the license grant provisions of this Agreement upon giving one hundred and twenty (120) days prior notice to Tosco.

          3.3 At least forty-five (45) days prior to filing a petition for any arrangement or reorganization under any bankruptcy or insolvency law, Tosco shall inform BP of its intention to file such a petition or of any other party's intention to file such a petition. Failure to conform to this notice requirement shall be an incurable prepetition breach of this Agreement. BP may immediately terminate the license grant provisions of this Agreement if Tosco or another party declares its intention to file a petition for any arrangement or reorganization of Tosco under any bankruptcy or insolvency law.

          3.4 Provided that Tosco has fully performed all its obligations under this Agreement, BP and Tosco shall, prior to the third anniversary of this Agreement, enter into negotiations to extend Tosco's use of the Licensed Mark and the Licensed Marketing Indicia in the Licensed Territory. Any such extension agreement shall include use of the Licensed Mark and the Licensed Marketing Indicia on terms and conditions reflecting fair market value as agreed to by BP and Tosco.

          3.5 Upon the termination of the license grant provisions of this Agreement Tosco shall cease to use in any manner whatsoever the Licensed Mark and the Licensed Marketing Indicia. In particular, Tosco shall stop using all signs, advertising materials, forms and promotional materials that display the Licensed Mark or the Licensed Marketing Indicia. Tosco shall further cause any third parties who are using the Licensed Mark and the Licensed Marketing Indicia under Tosco's sublicense to cease all such use. Within 60 days of the termination or expiration of the license grant provisions of this Agreement, Tosco shall provide a written report to BP setting forth each location where it had authorized any use of the Licensed Mark and the Licensed Marketing Indicia and the date that all such use ceased.

          3.6 Within sixty (60) days of the termination of the license grant provisions of this Agreement Tosco shall, at its expense, deliver to one (1) of two (2) designated storage sites all signs, station design elements or other materials in the Licensed Territory bearing the Licensed Mark or constituting the Licensed Marketing Indicia. One (1) designated storage site shall be located within the city limits of Seattle, Washington; the other designated storage site shall be located within the city limits of Portland, Oregon. The material delivered shall be in as good condition as when installed by Tosco or received by Tosco from BP normal wear and tear excepted.

          Thereafter BP shall have sixty (60) days to remove all such signs, station design elements or other materials bearing the Licensed Mark or constituting the Licensed Marketing Indicia from each of the designated sites. If BP fails to remove all such materials within the sixty (60) day period, then BP shall pay reasonable storage fees until such time as all such materials are removed.

          As an alternative or a supplement to the above procedure BP may instruct Tosco to destroy certain signs, station design elements or other materials bearing the Licensed Mark or constituting the Licensed Marketing Indicia. Tosco shall bear all costs associated with any such destruction of materials so long as such costs are lower than the cost of transportation and storing materials that would otherwise be destroyed.


          Unless the provisions of Section 4.4 are applicable, Tosco shall also take all necessary steps to alter the existing color scheme of each motor fuel service station in the Licensed Territory such that the service station and related equipment, including vehicles, do not suggest to the public in any way the retail image of BP. Such necessary steps shall include, but are not limited to, repainting to a color other than green the following: canopies, MID signs, pump dispenser panels, pump island spreaders and the background color for the permanent signage, at each motor fuel gasoline service station in the Licensed Territory.

          3.7 As soon as practicable but in any event within one (1) year after the expiration or termination of the license grant provision of this Agreement, Tosco shall delete from any telephone directory entry or yellow pages any display or listing of the Licensed Mark or the Licensed Marketing Indicia. Tosco shall also direct its sublicensees to remove any such telephone directory or yellow pages listing that displays the Licensed Mark or the Licensed Marketing Indicia.

                            Article 4
           OWNERSHIP OF THE MARK AND MARKETING INDICIA

          4.1 Tosco acknowledges BP's exclusive right, title and interest in and to the Licensed Mark, the Licensed Marketing Indicia and the goodwill associated therewith. Tosco shall not represent in any manner that it has ownership in the Licensed Mark or the Licensed Marketing Indicia. Tosco acknowledges that, other than as expressly provided herein, its use thereof shall not create any right, title or interest in Tosco but that all such use by Tosco shall inure to the benefit of BP.

          4.2 Tosco shall not do or permit to be done any act that might jeopardize or invalidate the Licensed Mark and the Licensed Marketing Indicia or the goodwill or title of BP in and to the Licensed Mark and the Licensed Marketing Indicia. Tosco shall not dispute, contest, jeopardize or impair directly or indirectly the validity of BP's ownership of the Licensed Mark or the Licensed Marketing Indicia.

          4.3 During this Agreement and after the license grant provisions of this Agreement have been terminated Tosco shall not adopt any name or symbol that incorporates the color green or is otherwise similar to the Licensed Mark in the Licensed Territory. After the license grant provisions of this Agreement have been terminated, Tosco shall not use the color green on canopies, MID signs, pump dispenser panels, pump island spreaders or as the background color for permanent signage, at any gasoline service station in the Licensed Territory.

          4.4 Notwithstanding the provisions of Section 4.3 Tosco may, after the license grant provisions of this Agreement have been terminated, use the color green if Tosco must do so as part of a rebranding program whereby Tosco assumes the brand and marketing indicia of an established national marketer of gasoline that has already been using the color green to identify its brand or marketing indicia. Nothing in this section shall be construed to limit BP's ability to enforce BP's rights in the Licensed Mark or the Licensed Marketing Indicia against any such established national marketer or its licensee. Nothing in this section shall be construed as granting Tosco the right to use the color green inside the Licensed Territory in any manner as part of a brand or marketing indicia that Tosco develops or that is developed under Tosco's influence or direction.

          4.5 BP acknowledges that after the Effective Date of this Agreement the MID signs that BP owns shall become the property of Tosco. So long as Tosco complies with the terms and conditions of this Agreement Tosco may erect any further such MID signs in the Licensed Territory as Tosco wishes. If this Agreement is terminated, Tosco shall take all necessary actions to ensure that all MID signs in the Licensed Territory bearing the Licensed Mark or containing elements of the Licensed Marketing Indicia are altered so that they do not convey to the consuming public the retail image of BP. Such actions shall include, but are not limited to, removing the round pole shrouds and removing all green and yellow BP signage, message and price panels from each such sign.

                            Article 5
     DISPLAY OF THE LICENSED MARK AND THE LICENSED MARKETING
                             INDICIA


          5.1 Tosco shall only use the Licensed Mark and the Licensed Marketing Indicia in connection with the Licensed Goods and Services and only in the Licensed Territory. Tosco shall display the proper form of trademark and service mark notice associated with the Licensed Mark in accordance with instructions received from BP.

          5.2 BP shall provide Tosco with relevant portions of its Visual Standards Manuals as updated from time to time that relate to the use and display of the Licensed Mark and the Licensed Marketing Indicia. Tosco shall strictly comply with the standards set forth in the Visual Standards Manuals. BP shall notify Tosco in writing if the standards embodied in the Visual Standards Manuals are changed. Tosco shall acknowledge any such changes in writing and shall, at its own expense, incorporate such changes at a rate and in a manner inside the Licensed Territory similar to the rate such changes are being made by BP outside the Licensed Territory.

          5.3 To assist Tosco and any third parties authorized by Tosco to comply with this Agreement in their use of the Licensed Mark and the Licensed Marketing Indicia, BP shall designate a representative to advise on proper techniques for displaying the Licensed Mark and the Licensed Marketing Indicia.

BP shall make such a representative available to consult with Tosco for the duration of this Agreement.

          5.4 BP shall provide Tosco with the names of authorized vendors for the sale or repair of the Licensed
Marketing Indicia. Tosco may select other vendors provided that such vendors' construction or repairs conform to BP's specifications and standards of display.

          5.5 BP shall, upon reasonable advance notice, have the right to inspect any motor fuel service station in the Licensed Territory displaying the Licensed Mark and the Licensed Marketing Indicia to ensure that appropriate visual standards are being met. Tosco's agreements with its sublicensees shall provide that BP shall have such inspection right with respect to the sublicensees' stations.

         5.6 If BP determines that its standards for the visual display of the Licensed Mark and the Licensed Marketing Indicia at an individual location are not being met, BP shall so advise Tosco. Tosco or any third party sublicensed by Tosco to use the Licensed Mark and the Licensed Marketing Indicia shall promptly take the necessary corrective actions to conform to the visual standards set forth by BP. If Tosco does not correct the defect in visual standards within 5 days or such longer time as may be reasonable in the circumstances, the continuance of the defect shall constitute an "occurrence". BP shall notify Tosco of each such occurrence.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

          If during the term of this Agreement Tosco or any third party authorized by Tosco to use the Licensed Mark or the
Licensed Marketing Indicia is responsible for [    ] occurrences
at a particular location BP may terminate the license grant provisions of this Agreement for that location upon giving one hundred and twenty (120) days prior notice to Tosco. If during
the term of this Agreement a total of [      ] locations
accumulate [     ] occurrences referred to herein then BP may
terminate the license grant provisions of this Agreement upon giving one hundred and twenty (120) days prior notice to Tosco.

                            Article 6
   QUALITY OF GOODS ASSOCIATED WITH THE LICENSED MARK AND THE
                   LICENSED MARKETING INDICIA


          6.1 All motor fuel or motor oil sold by Tosco or its sublicensees in the Licensed Territory under the Licensed Mark shall conform to BP's specifications for such products. To that end Tosco shall only use the Licensed Mark and the Licensed Marketing Indicia in connection with motor fuel or motor oil that meets or exceed the formulation specifications set forth in Exhibit B to this Agreement. BP may by written notice change its formulation specifications or its proprietary gasoline additives from time to time. Tosco shall acknowledge in writing its receipt of any such changes and immediately thereafter incorporate them in the products it produces for sale under the Licensed Mark and the Licensed Marketing Indicia in the Licensed Territory. BP shall not impose unreasonable product formulations on Tosco. In this context reasonableness shall be defined as follows: a) the minimum product specifications as defined by the Olympic Pipeline and the Santa Fe Pipeline Partnership or b) product specifications for products then being sold by two major brand competitors or three competitors in the Licensed Territory. Other than this reasonableness definition, BP shall not impose on Tosco higher specifications than those used by BP outside the Licensed Territory.

          6.2 Tosco acknowledges that the information contained in the product formulation specifications is a confidential trade secret of BP. Tosco shall exercise at least the same degree of diligence to protect BP's product formulation specifications as Tosco takes for its own most confidential proprietary information. Such necessary steps shall include, but are not limited to, restricting the access of employees or other parties to BP's formulation specifications and having employees and others who must have access to BP's formulation specifications sign confidentiality agreements. If Tosco fails to comply with its secrecy obligations under this Agreement BP may immediately terminate the license grant provisions of this Agreement. The confidentiality provisions of this Agreement shall survive its termination or expiration for a period of ten
(10) years.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

          6.3 To ensure that BP's established standards of gasoline quality are maintained throughout the duration of this Agreement, Tosco shall utilize BP's proprietary additives in all motor fuel sold in the Licensed Territory under the Licensed Mark and the Licensed Marketing Indicia. Such additives are a necessary component of the formulation specifications set forth in Exhibit B. [




                                                ].

          6.4 To further ensure that BP's established standards of motor fuel quality are maintained throughout the duration of this Agreement Tosco shall, at its expense, hire an independent laboratory to demonstrate that the motor fuels sold under the Licensed Mark and the Licensed Marketing Indicia meet or exceed the product formulation specifications set forth in Exhibit B. The testing required shall be done at least as often as BP conducts such similar testing. Such testing shall conform to the procedures set forth in Exhibit C and shall also include the following: random sampling each year of at least ten retail gasoline stations in both the greater Seattle and Portland markets, with at least five such stations sampled each six month period; sampling of the refinery and terminals every month. Tosco shall instruct the independent laboratory to send BP a copy of the results at the time such test results are provided to Tosco.
          The testing required in this Section shall be in addition to any testing required by local, state or federal laws or regulations such as regulations directed to oxygenated gasoline, low RVP gasoline, low sulfur diesel fuel or reformulated gasoline.

          6.5 If the independent laboratory determines that the motor fuel produced by Tosco has failed to meet the formulation specifications set forth by BP, Tosco shall immediately explain to BP's designated representative the cause for such failure.

          If Tosco's motor fuel has failed to meet the specifications because of willful misconduct BP may immediately terminate the license grant provisions of this Agreement. If Tosco's motor fuel has failed to meet BP's specifications because of inadvertence Tosco shall seek a waiver from BP. If BP determines that a waiver from its product formulation specifications will not result in a materially defective gasoline BP may grant the waiver without further penalty to Tosco.

          If BP determines that a waiver is not possible then BP and Tosco shall consult to determine how best to dispose of the defective motor fuel or what corrective actions are necessary by Tosco to eliminate or minimize the possibility that such motor fuel could be purchased by consumers.

          6.6 Tosco and its sublicensees shall also comply with local, state or federal laws and regulations applicable to motor fuel quality. If Tosco or its sublicensees fails to comply with local, state or federal laws and regulations applicable to motor fuel quality Tosco shall advise BP on the reason for any such failure. BP and Tosco shall consult to determine what corrective actions are necessary by Tosco to eliminate or minimize the effect of such non-compliance and what measures Tosco can take to avoid any future non-compliance. If the failure is due to willful misconduct of Tosco BP may immediately terminate the license grant provisions of this Agreement for a particular site or sites depending on the scope of the willful failure. ln the event of willful misconduct by a sublicensee, BP may require Tosco to immediately terminate the sublicensee or a particular site or sites of the sublicensee depending on the scope of the willful failure.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

          If the failure to meet such standards is due to inadvertence then Tosco shall take the necessary corrective actions required by local, state or federal laws or regulations. If Tosco or its sublicensees fails to meet applicable local,
state or federal regulations on motor fuel quality on [       ]
BP may terminate the license grant provisions of this Agreement upon giving Tosco one hundred and twenty (120) days prior notice.
          For purposes of this Section 6.6, a failure to comply because of events flowing from a common source shall constitute a single event. (For example, if a batch of off-grade motor fuel is distributed to several stations and used to fuel a number of vehicles, it will count as one incident of non-compliance.) If Tosco terminates a non complying jobber-supplied site or sites, non-compliance attributable to such sites shall be deleted from the non-compliance count. If new fuel regulations are imposed that result in a significant increase in citations to all gasoline marketers in the Licensed Territory BP and Tosco shall consult to determine whether such violations by Tosco constitute non-compliance of this Agreement that should subject Tosco to possible termination of the license grant provisions of this Agreement.

                            Article 7
                  QUALITY OF SERVICE ASSOCIATED
    WITH THE LICENSED MARK AND THE LICENSED MARKETING INDICIA


          7.1   Tosco shall operate its business in the Licensed
Territory in accordance with the standards and requirements necessary to maintain the quality level of service now associated by consumers with the Licensed Mark and the Licensed
Marketing Indicia in the Licensed Territory as defined by
section 7.2-7.5 of this Agreement.

          7.2 To ensure that the existing standards of service and responsiveness in the Licensed Territory are maintained, Tosco shall develop customer responsiveness programs that meet the following criteria: (1) customer inquiries or complaints shall be addressed within a maximum of fourteen (14) days of receipt by Tosco or its sublicensees; (2) Tosco shall institute a Tosco Shopper Program (TSP) similar to BP's "Mystery Shopper Program." Tosco shall design its TSP in such a manner that its results measure the same criteria as and can be meaningfully compared with the results generated by BP's Mystery Shopper Program. To achieve such meaningful comparisons Tosco shall sample its customers and its sublicensees' customers at the same intervals as such customers are sampled under BP's Mystery Shopper Program. Tosco shall provide BP copies of the results of all TSP surveys.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

          7.3   The baselines for the TSP for the first year of
this Agreement (1994) shall be as follows:
               Self-Service     Mini-Service        Station
                                                  Housekeeping

Average [                                                    ]
Consistency [                                                ]
          Each subsequent year beginning in 1995 the baselines for Tosco's TSP Program shall be either the baselines from the prior year or from any earlier year whichever represents the higher baselines for compliance by Tosco.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

          If the results of the TSPs in any three month period are lower than the applicable baselines, Tosco shall take the necessary steps to ensure that the resulting customer satisfaction levels are restored within two (2) testing periods.
If, [              ] any one of the elements of Tosco's TSP
Program still does not meet the applicable baselines then BP may terminate the license grant provisions of this Agreement.

          7.4 So that the existing standards of service and responsiveness are not diminished any service station in the Licensed Territory bearing the Licensed Mark and the Licensed Marketing Indicia shall honor BP's and other credit cards in accordance with the terms of BP's credit card program so long as BP sponsors such a program. Tosco and its sublicensees shall also stock sufficient quantities of BP branded motor oil to meet customer demand in the Licensed Territory.

          7.5 Tosco shall ensure that all service stations not branded BP on the Effective Date of this Agreement that it later authorizes to use the Licensed Mark and the Licensed Marketing Indicia shall comply with the retail marketing matrix attached to this Agreement as Exhibit D; further, Tosco shall ensure that all such service stations sell at least twenty-five thousand (25,000) gallons of motor fuel per month; have a paved driveway, a canopy for the gasoline pumps and Electronic Point of Sale
(EPOS) equipment for processing credit card sales.

          7.6 To further ensure that the goodwill associated with the Licensed Mark and the Licensed Marketing Indicia is preserved in the Licensed Territory and to preserve the image and value of the BP brand, Tosco shall either participate in, or adopt, at its expense, motor fuel and product guarantee programs comparable to those adopted by BP from time to time outside the Licensed Territory in connection with the Licensed Goods and Services.
                            Article 8
                           ADVERTISING

          8.1 Tosco shall submit to BP for prior approval samples of any proposed advertising materials, signage, graphic designs, product brochures, technical data sheets or premium items bearing the Licensed Mark or the Licensed Marketing Indicia planned for public viewing or listening and materials not bearing the Licensed Mark used to promote products and services at motor fuel service stations within the Licensed Territory. BP shall notify Tosco in writing if it objects to any such materials and, unless the objections are resolved, Tosco shall not use or display such materials. BP shall not unreasonably withhold its approval or unreasonably object to any such materials submitted by Tosco for prior approval. If BP does not notify Tosco of its objection or disapproval within fifteen (15) days after receipt by BP of any such submission of advertising materials, signage, graphic designs, product brochures, technical data sheets or premium items, such approval shall be deemed to have been given by BP.

          BP shall notify Tosco in writing if it objects to any such materials and, unless the objections are resolved, Tosco shall not use or display such materials. BP shall not unreasonably raise such objections.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

          8.2 To help ensure that the goodwill associated with the Licensed Mark and Licensed Marketing Indicia is preserved in the Licensed Territory Tosco shall commit funds to advertise the goods and services associated with the Licensed Mark and the Licensed Marketing Indicia. Tosco shall spend a minimum of
[     ] during each [     ] consecutive year period that this
Agreement is in force for advertising that promotes the BP brand in association with the Licensed Goods and Services. Of this
total Tosco shall spend at least [            ] per year for the
duration of this Agreement for advertising on television, on radio, in magazines, in newspapers and on billboards.

                           Article 9
                          INFRINGEMENT

          9.1 Tosco shall immediately notify BP in writing of any apparent infringement of, or challenge to, Tosco's use of the Licensed Mark or the Licensed Marketing Indicia, or of any claim by any person of any rights in a service mark, trademark or overall image similar to the Licensed Mark or the Licensed Marketing Indicia. Tosco shall not directly or indirectly communicate with any person other than BP or BP's legal counsel in connection with any such alleged infringement, challenge or claim.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

          9.2 BP shall have sole discretion to take the actions it deems appropriate and the exclusive right to control any litigation, U.S. Patent and Trademark Office proceeding or other administrative proceeding arising from Tosco's use of the Licensed Mark or the Licensed Marketing Indicia. Tosco shall execute any and all documents and do all such acts and things necessary in the opinion of BP to protect and maintain the interest of BP in any such proceeding. If BP, in its sole discretion, decides not to take further action in any litigation, U.S. Patent and Trademark Office proceeding or other administrative proceeding arising from Tosco's use of the Licensed Mark or the Licensed Marketing Indicia, Tosco may take
such further action [                ] BP shall not unreasonably
withhold such approval. Tosco shall bear all the costs associated with any such further action.

          9.3 Except as set forth above in Section 9.2, BP shall reimburse Tosco for all reasonable expenses incurred in connection with any litigation, U.S. Patent and Trademark Office proceeding or other administrative proceeding arising from Tosco's use of the Licensed Mark or the Licensed Marketing Indicia unless such litigation, U.S. Patent and Trademark Office proceeding or other administrative proceeding arises from a dispute between BP and Tosco.

          9.4 BP represents and Tosco acknowledges that BP is granting Tosco rights only to the extent, that BP has such rights. If the Licensed Mark or the Licensed Marketing Indicia are found to be invalid, defective or otherwise not the property of BP, Tosco shall have no claim in law or equity seeking compensation or redress for any such invalidity or defect, and hereby expressly waves the right to pursue any such action or proceeding.

The use of brackets "[      ]" indicates where information has
been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed separately with the Securities and Exchange Commission.

                           Article 10
                       ASSIGNMENT/TRANSFER

          10.1 This Agreement is personal to Tosco. Tosco shall not attempt to assign or transfer this Agreement or any of its rights or obligations hereunder except to one of its affiliated companies. If Tosco does assign this Agreement to one of its affiliated companies Tosco shall still assume primary responsibility for its obligations under this Agreement. An
acquisition of more than [         ] of the stock of Tosco by a
third party shall be considered a transfer of this Agreement.
BP may then terminate the license grant provisions of this Agreement upon giving Tosco one hundred and twenty (120) days prior notice.

          BP may terminate the license grant provisions of this Agreement if Tosco sells or otherwise disposes of all or substantially all of the retail properties in the Licensed Territory that Tosco has purchased from BP; provided however, that the sale or transfer of properties for financing purposes under which Tosco retains control of the properties shall not constitute grounds for termination. Termination under this Section shall be effective if BP gives Tosco one hundred and twenty (120) days prior notice.

                           Article 11
                  INDEMNIFICATION AND INSURANCE

          11.1 Except to the extent directly caused by a defect in the product specifications contained in Exhibit B, BP assumes no liability to Tosco or to third parties with respect to goods sold or services rendered under the Licensed Mark or the Licensed Marketing Indicia by Tosco or by third parties sublicensed by Tosco.

          11.2 Tosco shall indemnify and hold harmless BP, its officers, directors, subsidiaries and affiliates against any and all claims, liabilities, damages, costs and expenses including attorneys' fees incurred by BP arising out of or attributable in any way to use by Tosco or third parties sublicensed by Tosco of the Licensed Mark or the Licensed Marketing Indicia or the breach by Tosco of any provision of this Agreement. Tosco shall have no obligation to indemnify and hold harmless BP, its officers, its directors, subsidiaries and affiliates if the Licensed Mark or the Licensed Marketing Indicia are found to be invalid, or otherwise not the property of BP.

          11.3 Tosco shall purchase and maintain in full force and effect during the term of this Agreement comprehensive general or commercial general liability insurance covering personal injury and property damage claims arising out of Tosco's operations, which shall include contractual liability, products liability and completed operations coverage. The insurance shall be in an amount of at least ten million ($10,000,000) dollars combined single limit per occurrence. The policy or policies of insurance shall be endorsed to name BP as an additional insured with respect to any liability BP may incur as a result of Tosco's or its sublicensees' use of the Licensed Mark or the Licensed Marketing Indicia and to provide that such coverage shall be primary to any other liability insurance obtained and carried by BP.

          11.4 At the Effective Date of this Agreement Tosco shall furnish BP certificates issued by Tosco's insurer indicating that all required insurance is in full force and effect. Such certificates shall also include an undertaking by the insurer to give BP written notice 10 days prior to cancellation of or a material change in the coverage.

          11.5 Tosco's failure or neglect to provide or keep in force any or all of the insurance required under this Agreement shall be considered a material breach of this Agreement that shall give BP good cause for immediate termination.

                           Article 12
               COMPLIANCE WITH LAWS AND REGULATIONS

          12.1 Tosco shall acquaint itself and strictly comply with all local, state and federal laws, ordinances and regulations relating to the production, sale, handling and distribution of motor fuel and other products including those relating to environmental protection and compliance, and health, safety and sanitation. Any motor fuel or other products produced or sold in the Licensed Territory and services rendered in the Licensed Territory by Tosco under the Licensed Mark and the Licensed Marketing Indicia shall be in accordance with all applicable local, state, and national laws and regulations.


                           Article 13
                             NOTICES

          13.1 Any notice required or permitted to be given under this Agreement shall be in writing and shall be given by first class mail postage prepaid, by mail courier or by facsimile transmission with a confirmation copy by first class mail postage pre-paid. Any such notice shall be addressed as follows:
          (a)  In the case of BP:
               BP Exploration & Oil Inc.
               200 Public Square, 39-5300-B
               Cleveland, Ohio 44114-2375
               Attn:  Corporate Secretary

               with a copy to:

               The British Petroleum Company p.l.c.
               Britannic House
               1 Finsbury Circus
               London EC2M7BA, England
               Attn:  Group Legal: Trade Marks

          (b)  In the case of Tosco:
               Tosco Corporation
               72 Cummings Point Road
               Stamford, Connecticut 06902
               Attn:  Vice President & General Counsel


          13.2 Tosco shall accept any notice directed to sublicensees, jobbers or branded dealers under this Agreement.

                           Article 14
                       GENERAL PROVISIONS

          14.1 This Agreement shall be governed by the substantive and procedural laws of the State of New York without regard to rules on choice of law. BP and Tosco hereby submit to the jurisdiction and venue of all courts located within the State of New York, County of New York to hear disputes arising under this Agreement.

          14.2 Nothing in this Agreement is intended to constitute or shall be construed so as to constitute BP and Tosco as partners or joint venturers; or the employees, agents or representatives of BP as employees, agents or representatives of Tosco; or the employees, agents or representatives of Tosco as the employees, agents or representatives of BP.

          14.3 Each section, part, term or provision of this Agreement shall be considered severable. If, for any reason, a section is determined to be invalid or unenforceable, that section shall be deemed not part of this Agreement and it shall not impair the operation or effect of the remaining terms or provisions of this Agreement.

          14.4  The failure of BP or Tosco to require
performance of any provision in this Agreement shall not be deemed a waiver. Any such failure shall not deprive BP or Tosco of their right to require such performance in a particular instance or at any other time. Any waiver of this Agreement must be in writing signed by the waiving party.

          14.5  This Agreement embodies the complete
understanding of the parties with respect to its subject matter. It supersedes any prior understanding between the parties, whether written or oral, with respect to its subject matter and may not be modified or amended except in a written document signed by a duly authorized representative of BP and Tosco.

          14.6 The section or paragraph headings contained in this Agreement are for convenient reference only, and shall not in any way affect the meaning or interpretation of this Agreement. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which shall constitute but one.

          IN WITNESS WHEREOF, the parties have caused this Trademark License Agreement to be duly executed by their authorized officers or representatives as of the day and year first written above.

THE BRITISH PETROLEUM COMPANY p.l.c.   BP EXPLORATION & OIL INC.


By:________________________________   By:______________________
Title:  Attorney-in-Fact              Title:  Vice President
Date:                                 Date:


TOSCO CORPORATION


By:_______________________________________
Title:  Vice President and General Counsel
Date:

                     EXHIBIT  A

Exhibit A is comprised of two photographs depicting Licensed
Marketing Indicia and is more fully described in Section 10.4 of this agreement.

                    EXHIBIT B


[                              ]
The three pages which constitute Exhibit B to the Trademark License Agreement have been omitted pursuant to a request for confidentiality filed with the Securities and Exchange Commission on March 28, 1994. This information has been filed with the Securities and Exchange Commission.

                     EXHIBIT C

                  FIELD QUALITY AUDIT PROGRAM

Field Quality Audit Program

The attached filed quality audit program is the minimum required by BP Oil. This program does not take the place of a quality oversight program as required by various state and federal regulations.

Frequency of Fuel Audits

Service Stations: Random sampling and testing of gasoline at a minimum of 10 service stations in both the greater Seattle and Portland markets with at least 5 stations sampled each 6 month period.

Terminals and Refinery: Testing all gasoline and diesel fuels monthly.

Testing To Be Conducted On Fuel Samples

Gasoline from Service Stations and Terminals

Test                          ASTM Designation (if applicable)
RON                           D-2699
Mon                           D-2700
(R+M)/2
V/L                           D-2533
RVP                           D-5191
Distillation                  D-86
Pb                            Atomic Absorption
Alcohol, MTBE, Benzene        Gas Chromatography
FIA                           D-1319

Low-Sulfur Diesel from Terminals (monthly)

Test                          ASTM
Cetane Index                  D-976
Sulfur                        D-2622
Flash Point                   D-93
Distillation                  D-86
Gravity, API                  D-287
Pour Point                    D-97    (October through February)
Cloud Point                   D-2500  (October through February)

Diesel from Terminals (quarterly)
(January, April, July, October)

Test                         ASTM Designation
Cetane                       D-4737
Flash Point                  D-93
Distillation                 D-86
Gravity, API                 D-287
Pour Point 1                 D-97
Cloud Point 1                D-2500
Sulfur                       D-2622

1  Determine only in January and October

Gasoline from Refinery

Test                        ASTM
Ron                         D-2699
MON                         D-2700
(R+M)/2                     (Calculated)
RVP                         D-5191

Diesel from Refinery

Test                       ASTM
Distillation               D-86
Gravity, API               D-287
Cetane Index               D-976
Sulfur                     D-2622

Reporting

In addition to TOSCO's requirements, a copy of the written test reports will be provided to the designated BP representative as follows:

Random/Semiannual Gasoline Service Station Survey
The results of these samples will be reported to BP in no more than 30 days after sampling. Upon receipt at the laboratory, the samples will be refrigerated to retain representative volatility characteristics.

Monthly Gasoline Terminal Survey
Results on the terminal gasoline samples will be reported no later than the end of the month in which the samples were taken.

Refinery Gasoline Survey
Results on the refinery gasoline samples will be reported no later than three weeks after samples were taken.

Diesel Survey (all)
Test results will be reported during the month in which the samples were taken.

Quality Assurance
The audit testing laboratory must agree to maintain active membership in the national motor fuels exchange groups. A copy of the monthly exchange report with the test lab data identified will be forwarded to the BP Representative.

                      EXHIBIT  D


             MINIMUM RETAIL FACILITY BRANDING AND
              IMAGE LEVEL STANDARDS FOR STATIONS
                    ACCORDING TO
            CITY POPULATION, LOCATION AND MONTHLY VOLUME

                     Freeway             City Population          City Population       City Population
                                         up to 7,000              7,000-15,000          15,000 and up

Level I               N/A                50,000 gals and          50,000 gals and        N/A
                                               less                     less

Level II             75,000 gals and     50,000 gals-             50,000 gals-            100,000 gals and
                      less               125,000 gals             100,000 gals              less

Level III            75,000-125,000      More than                100,000 gals-           100,000 gals-
                         gals            125,000 gals             150,000 gals            150,000 gals

Level IV             More than            Optional                More than               More than
                     125,000 gals                                 150,000 gals            150,000 gals