Form 10-Q
period 1994-09-30
TOSCO CORP
filed 1994-11-14
CIK 74091

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



[*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

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

    Registrant's telephone number, including area code:
 (203) 977-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            *   Yes           No

Registrant's Common Stock outstanding at October 31, 1994 was
37,049,859 shares.



               TOSCO CORPORATION AND SUBSIDIARIES

           Index to Financial Statements and Exhibits
   Filed with the Quarterly Report of the Company on Form 10-Q
          For the Nine Months Ended September 30, 1994




                                                     Page(s)

Part I. Financial Information

Consolidated Balance Sheets                              3

Consolidated Statements of Income                        4

Consolidated Statements of Cash Flows                    5

Notes to Consolidated Financial Statements             6 - 11

Management's Discussion and Analysis of Financial
Condition and Results of Operations                   12 - 17

Exhibit I - Computation of Earnings Per Share           18

Part II. Other Information                               19

The financial statements listed in Part I above reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of Management, necessary to a fair presentation of financial position and results of operations. Such financial statements are presented in accordance with the Securities and Exchange Commission's disclosure requirements for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements (from which the year-end balance sheet presented herein was derived) and the Notes to Consolidated Financial Statements filed with the Commission in Tosco's 1993 Annual Report on Form 10-K and amended by Forms 10-K/A and 10-K/A-1.




               TOSCO  CORPORATION  AND  SUBSIDIARIES
                  CONSOLIDATED  BALANCE  SHEETS
                     Thousands  of  Dollars

                                              September 30,   December 31,
ASSETS                                              1994           1993
                                                  (Unaudited)
Current assets
Cash and cash equivalents                      $   31,619       $  55,091
Short-term investments and deposits                24,662          30,035
Trade accounts receivable,
less allowance for uncollectibles
of $8,092,000 (1994) and $5,091,000 (1993)        307,421         174,285
Inventories                                       439,709         363,348
Prepaid expenses and other current assets          47,044          36,180
Deferred income taxes                              12,123          12,123
Total current assets                              862,578         671,062

Property, plant and equipment,  net               752,735         723,265
Deferred turnarounds and charges                  100,116          43,661
Deferred income taxes                              37,108          37,108
Other assets                                       19,447          17,763
Total assets                                  $ 1,771,984      $1,492,859

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities      $   558,184       $ 310,243
Current installments of long-term debt                783             787
Total current liabilities                         558,967         311,030

Long-term debt                                    595,096         603,306
Other liabilities                                  14,581          12,433
Environmental cost liability                       29,440          29,440
Net liabilities of discontinued operations         10,022          11,733
Deferred income taxes                               3,273           3,273

Shareholders' equity:
$4.375 Series F Cumulative Convertible
Preferred Stock - $1.00 par value -
 Authorized 2,500,000 shares;
issued and outstanding
2,300,000 shares (liquidation
preference of $115,000,000)                                       111,197
Common shareholders' equity:
Common Stock - $.75 par value,
 shares authorized,
39,598,900 (1994)
34,811,158 (1993)shares issued                      29,702         26,112
Capital in excess of par value                     640,144        534,727
Retained earnings (deficit)                        (40,361)       (81,512)
Reductions from capital                         (   68,880)    (   68,880)
Total common shareholders' equity                  560,605        410,447
Total shareholders' equity                         560,605        521,644
Total liabilities and
shareholders' equity                           $ 1,771,984     $1,492,859




The accompanying notes are an integral part of these financial statements.




            TOSCO  CORPORATION   AND  SUBSIDIARIES
              CONSOLIDATED  STATEMENTS  OF  INCOME
                           (Unaudited)
        Thousands  of  Dollars  Except  Per  Share  Data



                                           Three Months              Nine Months
                                         Ended September 30,        Ended September 30,
                                    1994           1993               1994        1993
Sales                               $1,671,557     $ 1,043,673        $4,567,006  $2,416,063

Cost of sales                        1,623,382         968,171         4,368,285   2,234,652
Selling, general and
administrative expense                  18,430          16,092            60,015      39,777
Interest expense                        14,864          13,352            42,753      35,830
Interest income                   (      1,218)     (    1,290)         (  3,573)    ( 3,553)
                                     1,655,458         996,325         4,467,480   2,306,706

Income before provision
for income taxes                        16,099          47,348            99,526     109,357

Provision for income taxes               6,423          19,423            36,531      44,489

Net income                               9,676          27,925            62,995      64,868

Preferred stock dividend
requirements                       (     1,261)      (   2,516)          ( 6,293)    ( 7,548)

Income attributable
to common shareholders              $    8,415        $ 25,409          $ 56,702    $ 57,320

Income per common and common
  equivalent share:

Primary                                    .25       $      .86          $    1.71  $   1.95

 Fully diluted                             .25       $      .81          $    1.68  $   1.89

Dividends per common share                 .16       $      .15          $     .46  $    .45




The accompanying notes are an integral part of these financial statements.


            TOSCO  CORPORATION  AND  SUBSIDIARIES
           CONSOLIDATED  STATEMENTS   OF  CASH  FLOWS
                           (Unaudited)
                     Thousands  of  Dollars


                                                         Nine Months
                                                      Ended September 30,
                                                      1994          1993

Cash flows from operating activities:
Net income                                            $ 62,995      $ 64,868
Adjustments to arrive
at net cash provided by
operating activities:
Depreciation                                            38,830        26,701
 Amortization of deferred items                         22,815        22,645
 Deferred income taxes                                                27,864
 Net proceeds from sale of assets
 of discontinued operations                                          103,000
 (Increase) decrease:
 Short-term deposits                                     1,505       (25,706)
 Trade accounts receivable                           ( 133,136)     ( 64,592)
 Inventories                                         (  76,361)     (273,383)
 Prepaid expenses and other current assets            (  2,942)    (  19,149)
 Increase (decrease):
 Accounts payable and accrued liabilities              247,941       138,205
 Other                                                   4,976     (     801)
Net cash provided by (used in)
operating activities                                   166,623     (     348)

Cash flows from investing activities:
Purchase of property, plant
 and equipment, net                                  (  78,883)    (  50,187)
Purchase of Bayway assets                                          ( 140,150)
Increase in deferred turnarounds,
charges and other assets                           (    91,736)    (  20,472)
Proceeds from termination of CTLP                        9,194
 Net change in short-term investments                    3,868         8,796
 Net cash used in investing activities             (   157,557)    ( 202,013)

Cash flows from financing activities:
Proceeds from Bayway Mortgage Bonds                                  150,000
Borrowings (repayments) under revolver, net            ( 7,000)       87,000
Early retirement of debt                                           (  50,000)
Principal payments of debt                           (   1,504)    (      23)
Dividends on Preferred and Common Stock              (  21,844)    (  20,701)
Other                                                (   2,190)    (     700)
Net cash provided by (used in) financing activities  (  32,538)      165,576
Net decrease in
cash and cash equivalents                            (  23,472)    (  36,785)
Cash and cash equivalents at beginning of period        55,091        71,673
Cash and cash equivalents at end of period         $    31,619    $   34,888




The accompanying notes are an integral part of these financial statements.


        NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS

 Information with respect to the three and nine months ended
          September 30, 1994 and 1993 is unaudited.


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

Nature of Business

Tosco is one of the largest independent oil refiners and wholesale marketers of petroleum products in the United States. Tosco has extensive distribution facilities and engages in domestic and international commercial activities. Tosco also markets petroleum products at retail outlets on the West Coast of the United States and has interests in oil shale properties in Colorado and Utah.

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

Tosco purchased director and officer liability insurance coverage from the Loil Group Ltd. (Loil), a wholly-owned subsidiary of Tosco, with limits of liability coverage of $13,200,000 at September 30, 1994 and December 31, 1993 (an
amount approximately equal to the amount of cash, short-term investments and marketable securities available to Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco. The cost of investments and marketable securities of Loil approximate fair value.

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

Pursuant to the requirements of the commodity exchanges, margin deposits for a percentage of the value of futures contracts have been placed with commodity brokers. The margin deposits are classified as short-term deposits .

Inventories

Inventories of raw materials and products are valued at the lower of cost, determined on the last-in, first-out (LIFO) basis, or market. The net realizable value of LIFO inventories is measured by aggregating similar pools on a consolidated basis.


2. Acquisitions

On April 8, 1993, Bayway Refining Company (Bayway), a wholly-owned subsidiary of Tosco, completed its acquisition of a refinery and related facilities located in Linden, New Jersey (Bayway Refinery) from Exxon Corporation. In
December 1993, Tosco acquired the Ferndale Refinery and retail marketing assets in the Pacific Northwest (Tosco Northwest) from BP Oil Company. The purchase price of Tosco Northwest was $123,895,000, plus the value of inventory, and an annual contingent participation payment of up to $150,000,000 over the five years following the acquisition based on the performance of the refining and retail marketing segments acquired. Tosco or BP may elect to liquidate the contingent participation payment related to the performance of the retail segment on an annual basis beginning in December
1994. Any contingent participation payments made will be recorded as an additional cost of the acquired assets and amortized over the remaining useful life of such assets. The purchase price has been preliminarily allocated to the refinery, wharf, and terminal assets ($47,895,000) and the retail assets acquired ($76,000,000). A final allocation of the purchase price will be made in 1994 when appraisals and other studies are completed. The funds for the Tosco Northwest acquisition were received from a combination of sources, including net proceeds of $88,418,000 received from a public offering of Common Stock, available cash and funds available under Tosco's revolving credit facility.

On August 1, 1994 Tosco completed its previously announced acquisition of BP America's California retail gasoline marketing system (BP California retail system). The BP California retail system includes approximately 370 retail locations, 130 of which are company controlled, a distribution terminal, and related assets. Pursuant to the acquisition and related agreements, Tosco purchased improvements at the retail service station locations and received noncompetition and expanded trademark licensing agreements. The balance of the BP California retail assets, primarily land and equipment at retail service station locations, were leased from a special purpose entity which acquired such assets from BP America. The trademark licensing agreement extends Tosco's exclusive license to market under the British Petroleum BP brand to seven western states for at least twelve years adding to its existing license in Washington and Oregon. The previous five year trademark license agreement for the states of Washington and Oregon was also extended to a term of at least twelve years.

3.  Inventories
                               September 30,   December 31,
                                1994              1993
                               (Thousands of Dollars)

 Raw materials                 $ 191,741       $ 130,233
 Intermediates                    12,636          26,723
 Finished products               233,827         205,281
 Retail sundries                   1,505           1,111

                              $  439,709       $ 363,348

The excess of replacement cost over the value of inventories based upon the LIFO method was $32,795,000 at September 30, 1994.

Inventories were written down by $17,651,000 at December 31, 1993 to net realizable value as of that date.

4.  Long-Term Debt

New Credit Agreement

In connection with the acquisition of Tosco Northwest, Tosco amended its existing credit facility to increase credit availability from $350,000,000 to $450,000,000 (New
Revolving Credit Agreement). Cash borrowings under the New Revolving Credit Agreement bear interest at the option of Tosco at either the prime rate plus a margin ranging from zero to 1/4% or at the Eurodollar rate plus a margin ranging from 1% to 1-1/2%. The incremental margin is dependent on the credit rating of the First Mortgage Bonds. A commitment fee of 3/8% per annum on the unused portion of the commitment is also due. The New Revolving Credit Agreement, which expires in April 1997, is collateralized by investments, accounts receivable and inventory.


Utilization of Revolving Credit Facilities
                               September 30    December 31,
                                    1994            1993
                                   (Thousands of Dollars)

 Cash borrowings               $   140,000        $ 147,000
  Letters of credit                155,259          142,177
 Total utilization                 295,259          289,177
 Availability                      154,741           60,823
  Total credit line            $   450,000        $ 350,000

Interest paid was $44,430,000 and $36,533,000 for the first nine months of 1994 and 1993, respectively.


5. Capital Stock

During the nine months of 1994, options to purchase 447,000 shares of common stock of Tosco (Common Stock) were granted at prices ranging from $29.25 to $30.94 per share.

In August 1994, Tosco called for redemption on September 26, 1994 (the Redemption Date) its shares of $4.375 Series F Cumulative Convertible Preferred Stock (Series F Stock).
The redemption price was $53.0625 per share, plus $.486 per share in accumulated and unpaid dividends from August 16, 1994 up to the Redemption Date. Of the 2,300,000 shares of Series F Stock outstanding, 2,296,644 shares were converted to shares of Common Stock prior to or on the Redemption Date and 3,356 were redeemed.

Quarterly dividends of $1.09375 per share of Series F Stock and $.16 per share of Common Stock were paid on August 15, 1994 and September 30, 1994 to shareholders of record on August 5, 1994 and September 20, 1994, respectively.

6. Income Taxes




The provision for income taxes is summarized below:
                                  Three Months         Nine months
                                Ended Sept. 30,      Ended Sept. 30,
                               1994         1993       1994        1993
                                   (Thousands of Dollars)
Federal                        $    5,242   $ 15,108   $  30,049   $34,433
 State                              1,181      4,261       6,482     9,842
 Foreign                                          54                   214
Provision for income taxes (a) $    6,423    $19,423   $  36,531   $44,489

Cash payments of income taxes  $       53    $   759   $    9,722  $ 1,698


(a) The income tax rate for 1994 was lower than 1993 because of a 1.5% reduction in the expected annual effective income tax rate and recognition of $2,900,000 in certain revised income tax benefits from prior years. The effective rate reduction is attributable to revised state income tax allocation factors and estimated California investment tax credits.



7.   Commitments and Contingencies

    On June 28, 1994, Bayway entered into a twelve-year tanker agreement with Neptune Orient Lines, Ltd. of Singapore (Neptune) for the charter of three 100,000 DWT crude oil tankers. The tankers will be built to meet the specifications of the Bayway Refinery's dock receiving facilities as well as the requirements of the U.S. Oil Pollution Act of 1990. The first tanker is expected to be delivered in the second half of 1996. Bayway also entered into a long-term lease agreement with Statia Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada. The three tankers will be used to move crude oil from the Nova Scotia storage location to the Bayway Refinery or in direct shipments to other locations.

In September 1994, Bayway announced that it had entered into a letter of intent pursuant to which the Huntsman
Chemical Corporation (Huntsman) will build a 475 million pound-per-year ethylbenzene plant at the Bayway Refinery.
Huntsman will purchase feedstocks produced by the Bayway
Refinery to make ethylbenzene, a base component for manufacturing plastics.

In September 1994, Tosco announced that it had entered into a long-term exchange agreement with Chevron USA Products Company (Chevron). The exchange agreement provides for Tosco, commencing in 1996, to receive 30,000 barrels per day (B/D) of the new
California clean gasoline mandated by the California Air Resources Board (CARB) (CARB Phase II gasoline) in exchange for 30,000 B/D of conventional gasoline plus differentials (a portion of which will vary depending upon the prices of the two types of gasoline). The product exchange agreement extends to 2003.


Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. Tosco continues to evaluate, on a quarterly basis, its liability for environmental costs, net of liabilities's transferred pursuant to the settlement of outstanding litigation concerning environmental issues with the predecessor owners of the Avon
Refinery. While Tosco continues to believe that its $29,400,000 environmental cost accrual is adequate, should matters be resolved unfavorably, Tosco's long-term consolidated financial position and results of operations could be materially adversely affected. Tosco has also been notified of environmental exposures at previously owned refineries and other locations which the current owners allege Tosco and others have partial responsibility. Tosco is currently investigating and evaluating these allegations. During the third quarter of 1994, Tosco recovered approximately $3,475,000 of litigations costs from Tosco's insurance carriers.
Tosco continues to pursue additional reimbursement of environmental and defense costs under insurance policies in effect during the applicable periods of coverage.


8 Condensed Consolidating Financial Information

The following tables set forth the unaudited condensed consolidating financial statements as of September 30, 1994 and for the nine month period then ended of Tosco, Bayway and Tosco's other subsidiaries. They are provided to meet the reporting and informational requirements of Bayway as a guarantor of the Exchange Bonds.

                                               Condensed Consolidating Balance Sheet
                                                      (Thousands of Dollars)
                                                  For the Nine Months Ended September 30, 1994
                                                   Tosco           Bayway          Minor Subs
                                                (Issuer)         (Guarantor)      (Non-guarantors)     Eliminations     Consolidated

Assets
Cash and cash equivalents                       $    8,774       $   21,877      $       968                             $    31,619
Short-term investments and deposits                  1,311            5,114           18,237                                  24,662
Other current assets                               371,162          369,399           65,736                                 806,297
Total current assets                               381,247          396,390           84,941                                 862,578

Other assets                                       657,731          234,696           21,345             ($     4,366)       909,406
Investment in Bayway and other subsidiaries        190,473                                                  ( 190,473)
Intercompany receivables                           115,254                                                  ( 115,254)
 Total assets                                  $ 1,344,705        $  631,086      $  106,286              ($  310,093)   $ 1,771,984

Liabilities and shareholders' equity
Current liabilities                           $   238,457        $   253,816     $   66,694                             $   558,967
Long-term debt                                    484,936            105,000          5,160                                 595,096
Other liabilities                                  60,707                               975              ($     4,366)       57,316
Intercompany liabilities                                              94,278         20,976               (   115,254)
Shareholders' equity                             560,605             177,992         12,481               (   190,473)      560,605
Total liabilities and shareholders' equity   $ 1,344,705        $    631,086      $ 106,286                ($ 310,093)  $ 1,771,984


                                                                     Condensed Consolidating Statement of Income
                                                                            (Thousands of Dollars)
                                                                      For the Nine Months Ended September 30, 1994
Sales                                         $ 2,004,878         $ 2,492,715        $ 152,335            ($  82,922)    $ 4,567,006
Cost of sales                                   1,853,759           2,445,422          152,026            (   82,922)      4,368,285
Selling, general, and administrative expenses (a)  38,167              22,683        (    835)                                60,015
Interest expense, net                              25,440              13,843        (    103)                                39,180
Income before provision  for income taxes          87,512              10,767           1,247                                 99,526
Provision for income tax                           32,279               4,252                                                 36,531
Net income                                   $     55,233         $     6,515      $    1,247              $   -        $     62,995

(a) The condensed consolidating statement of income does not reflect an allocation of a portion of aggregate corporate selling, general and administrative expenses of approximately $12,816,000 to Bayway and the Minor Subsidiaries.  Tosco may
allocate such costs in the future.


    8. Condensed Consolidating Financial Information (continued)

                                                                                    Condensed Consolidating Statement of Cash Flows
                                                                                                    (Thousands of Dollars)
                                                                                     For the  Nine Months Ended September 30, 1994
                                                 Tosco         Bayway            Minor Subs
                                                 (Issuer)      (Guarantor)       (Non-guarantors)       Eliminations    Consolidated

Cash flows from operating activities:
Net income                                         $   55,233    $   6,515          $   1,247                            $   62,995
Depreciation and amortization                          52,415        8,945                285                                 61,645
Changes in working capital and short-term deposits (   44,144)      81,303               (152)                                37,007
Other                                                   4,614         (650)             1,012                                  4,976
Net cash provided by operating activities              68,118       96,113             2,392                                 166,623

Cash flows from investing activities:
Purchase of property, plant and equipment, net     (  59,217)    ( 19,666)                                              (   78,883)
Increase in deferred turnarounds, charges
 and other assets                                (    40,278)   (  51,458)                                              (   91,736)
Intercompany transfers                                63,308    (  61,957)        (    1,351)
Proceeds from termination of CTLP                                                      9,194                                 9,194
Inter-company dividend                                 7,694                      (    7,694)
Net change in short-term investments                   4,121                      (      253)                               3,868
Net cash used in investing activities            (    24,372)  ( 133,081)         (      104)                          (  157,557)

Cash flows from financing activities:
Borrowings (repayments) under revolver, net      (    40,000)     33,000                                               (   7,000)
Principal payments of debt                       (         4)                      (    1,500)                         (   1,504)
Dividends on Preferred and Common Stock              (21,844)                                                          (  21,844)
 Other                                           (     2,190)                                                          (   2,190)
Net cash provided by (used in)
 financing activities                            (    64,038)      33,000           (    1,500)                        (  32,538)

Net increase (decrease) in cash and cash
   equivalents                                 (     20,292)   (    3,968)             788                             (  23,472)
Cash and cash equivalents at beginning of period     29,066        25,845              180                                55,091

Cash and cash equivalents
at end of period                              $      8,774     $   21,877          $  968     $    -                  $   31,619




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

Results of Operations -  For the three months ended  September
30, 1994


                                 Consolidated
                      Three Months Ended Sept. 30,  Increase
                        1994        1993          (Decrease)
                         (Thousands of Dollars)

Sales                  $ 1,671,557   $ 1,043,673  $627,884
Cost of sales            1,623,382       968,171   655,211
Operating contribution      48,175        75,502 (  27,327)

Selling, general, and
administrative expense      18,430        16,092     2,338
Net interest expense        13,646        12,062     1,584
Pre-tax income              16,099        47,348 (  31,249)
Provision for income taxes   6,423        19,423 (  13,000)
Net income                $  9,676    $   27,925 ( $18,249)

Tosco earned $9.7 million, or $.25 per fully diluted share, on sales of $1.7 billion for the third quarter of 1994, compared to $27.9 million, or $.81 per fully diluted share, on sales of $1.0 billion for the third quarter of 1993.

Operating contribution (income before selling, general and administrative expense, net interest expense, and income taxes) of $48.2 million for the third quarter of 1994 declined by $27.3 million from the comparable quarter of 1993. The decline was primarily due to lower refining margins and reduced production from the Bayway Refinery because of scheduled major maintenance on its fluid catalytic cracking unit. These negative factors more than offset the operating contribution from the Tosco Northwest assets and the BP
California retail system acquired on December 28, 1993 and August 1, 1994, respectively. The acquisitions, as well as expanded wholesale operations, were the principal reasons for the increase in sales and cost of sales for the third quarter of 1994 as compared to the comparable quarter of 1993. See Note 2 to the September 30, 1994 Consolidated Financial Statements.

Selling, general and administrative expense for the third quarter of 1994 includes a recovery of $3.5 million of litigation costs from Tosco's insurance carriers. The partial recovery of costs was incurred in now settled litigation with the predecessor owners of the Avon Refinery over environmental matters. Tosco continues to pursue additional recoveries of costs from the insurance carriers. Tosco also received a $1.0 million retroactive adjustment of prior year medical costs based on favorable claim experience. Excluding these items, consolidated selling, general, and administrative expense for the third quarter of 1994 increased by $6.8 million from the comparable quarter of 1993. The increase was primarily attributable to the December 1993 and August 1994 acquisitions.

The income tax rate for the third quarter of 1994 was lower than 1993 because of a 1.5% reduction in the expected annual effective income tax rate. The effective rate reduction is attributable to revised state income tax allocation factors and estimated California investment tax credits.

Comparative operating contribution for the third quarter of 1994 and 1993 is summarized below:




                                   Avon        Bayway       Northwest*        Consolidated
(Thousands of Dollars)

Three Months Ended
September 30, 1994

Sales                            $ 488,985    $  856,459    $  326,113        $  1,671,557
Cost of sales                      465,225       866,014       292,143           1,623,382
Operating                           23,760      (  9,555)       33,970              48,175

Three Months Ended
September 30, 1993

Sales                            $ 464,871     $ 578,802                      $ 1,043,673
Cost of sales                      414,959       553,212                          968,171
Operating contribution              49,912        25,590                           75,502

Increase (decrease) in
operating contribution          ($  26,152)   ($  35,145)     $  33,970       ($   27,327)

*Includes retail operations



Operating income for the third quarter of 1994 from the Avon Refinery declined by $26.2 million from the comparable quarter of 1993. The decline was primarily attributable to a $1.77 per barrel decline in refining margins (the difference between the sales value of refined products produced for sale and raw material costs) as sales prices lagged increases in raw material costs.

Operating income for the third quarter of 1994 from the Bayway Refinery was a negative $9.6 million, a $35.1 million decline from the comparable quarter of 1993. The decline was primarily due to the scheduled major turnaround maintenance of the fluid catalytic cracking unit beginning in late August which severely restricted refinery production for approximately five weeks. Raw materials processed averaged 184,500 B/D, a 70,000 B/D decline from the third quarter of 1993.

Tosco Northwest, which includes Tosco's retail operations, had an operating contribution of $34.0 million for the third quarter of 1994. The Ferndale Refinery processed 88,100 B/D of raw materials and refining margins averaged $4.66 per barrel. Retail margins continued to be strong, averaging approximately $.11 per gallon on sales of almost 2.4 million gallons per day. Tosco acquired the Tosco Northwest assets in December 1993 and the BP California retail system in August 1994.



                           Refining Data Summary for the three months ended Sept. 30, 1994 and 1993
                               (In thousands of barrels per day except for refining margins)

                                   Avon        Bayway (a) (b)   Ferndale    Consolidated (b)
                                1994   1993     1994    1993      1994      1994     1993

Crude and other raw materials  163.5  166.5     184.5    254.5     88.1     436.1    421.0

Petroleum products produced:
Clean products                 141.4  130.9     142.3    192.5     58.4     342.1    323.4
Other finished products         20.6   34.1      41.6     67.3     27.6      89.8    101.4

Total finished products
     produced                  162.0  165.0     183.9    259.8     86.0     431.9    424.8

Refining margin per charge
     barrel (c)               $ 6.50 $ 8.27     N/A      $3.50    $4.66      N/A     $5.38

(a) Bayway's refining margins include the net result of hedges designed to lock in predetermined margins (when such hedged margins are at acceptable levels) on a varying percentage of Bayway's production.

(b) Refining margins for the Bayway Refinery, and on a
consolidated basis, are not meaningful for 1994 because of the scheduled shutdown of the fluid catalytic cracking unit.  During the shutdown period, the volume and mix of finished products produced is not representative of yields of finished products produced during normal operations.

(c) As illustrated by the table, refining margins vary significantly by refinery. This is due to a number of reasons including marketing conditions in the principal areas served by the refineries, their configuration and complexity (ability to convert raw materials into clean products), and maintenance schedules.


Results of Operations -  For the nine months ended September 30,
1994


                                      Consolidated
                              Nine months Ended Sept.30,    Increase
                                1994             1993       (Decrease)
                                  (Thousands of Dollars)
Sales                           $ 4,567,006      $  2,416,063  $2,150,943
Cost of sales                     4,368,285         2,234,652   2,133,633
Operating contribution              198,721           181,411      17,310

Selling, general, and
 administrative expense              60,015            39,777     20,238
Net interest expense                 39,180            32,277      6,903
Pre-tax income                       99,526           109,357  (   9,831)
Provision for income taxes           36,531            44,489  (   7,958)
Net income                     $     62,995       $    64,868  ($  1,873)


Tosco earned $63.0 million, or $1.68 per fully diluted share, on sales of $4.6 billion for the first nine months of 1994, compared to $64.9 million, or $ 1.89 per fully diluted share, on sales of $2.4 billion for the comparable 1993 period.

Tosco's acquisitions and expanded wholesale operations were the principal reasons for the increase in consolidated sales and cost of sales for the nine months ended September 30, 1994 as compared to the comparable period of 1993.
The increase in consolidated selling, general, and administrative expense, as well as consolidated net interest expense, were also primarily attributable to Tosco's acquisitions.
See Note 2 to the September 30, 1994 Consolidated Financial
Statements.

The provision for income taxes for the nine months ended September 30, 1994 reflects a 1.5% reduction in the expected annual effective income tax rate and recognition of $2.9 million of revised income tax benefits related to Tosco's former fertilizer operations previously recognized in the quarter ended June 30, 1994. The effective rate reduction is attributable to revised state income tax allocation factors and estimated California investment tax credits.
Comparative operating contribution for the nine months ended September 30, 1994 and 1993 is summarized below:



                              Avon         Bayway      Northwest *    Consolidated
                                      (Thousands of Dollars)
Nine Months Ended
September 30, 1994

Sales                          $ 1,277,571   $ 2,492,715   $ 796,720      $ 4,567,006
Cost of sales                    1,212,513     2,445,422     710,350        4,368,285
Operating contribution              65,058        47,293      86,370          198,721

Nine Months Ended
September 30, 1993

Sales                          $ 1,323,078    $ 1,092,985                 $ 2,416,063
Cost of sales                    1,188,534      1,046,118                   2,234,652
Operating contribution             134,544         46,867                     181,411

Increase (decrease) in
operating contribution         ($   69,486)    $      426     $ 86,370       $ 17,310

* Includes retail operations

                Refining Data Summary for the nine months ended Sept. 30, 1994 and 1993
                              (In thousands of barrels per day except for refining margins )
                                       Avon          Bayway              Ferndale        Consolidated
                                    1994   1993      1994   1993         1994          1994    1993


Crude and other raw materials         156.7  165.4   237.6   253.5         89.9         484.2   418.9

Petroleum products
produced:
Clean products                        132.4  136.0   185.8    199.6        58.0         376.2   335.6
Other finished products                22.7   27.7    55.0     58.8        29.7         107.4    86.5

Total finished products produced      155.1  163.7   240.8    258.4        87.7         483.6   422.1

Refining margin per charge barrel   $  6.97 $ 7.94     N/A    $3.46        $4.66         N/A   $ 5.71



The increase in operating contribution for the nine months ended September 30, 1994 over the comparable 1993 period was primarily attributable to operating contribution of $86.4 million from Tosco Northwest offset by a $69.5 million decline in operating contribution from the Avon Refinery. The decline in operating contribution from the Avon Refinery is attributable to reduced refining margins and the turnaround of the fluid coker during the second quarter of 1994. In addition, Bayway's operating contribution for the full nine month period of operations for 1994 improved by $.4 million over the approximate six month operating period of 1993. Tosco acquired the Bayway Refinery on April 8, 1993. Bayway's operating contribution for 1994 was negatively impacted by the turnaround of the fluid cayalytic cracking unit.


Outlook

     With the acquisitions of Bayway, the Tosco Northwest assets, and the BP California retail system, Tosco is one of the largest independent oil companies in the United States, with annual revenue of over $6 billion. Operating three refineries on the East and West Coasts of the United States, Tosco now refines and markets over 500,000 B/D of petroleum products, a three-fold increase over Tosco's pre-acquisition production. Earnings related to the increased levels of capacity continue to be determined principally by two factors: the operating efficiency of the refineries and refining and retail marketing margins. Tosco schedules periodic maintenance of major processing units for significant non-routine repairs and maintenance as the units reach the end of their normal operating cycles. Refining operating performance and earnings are lowered, and deferred maintenance expenditures increased, during such periods.
The scheduled turnarounds of Avon's fluid coker and Bayway's fluid catalytic cracking unit, which occur every three and four years, respectively, were completed on time and at expected cost in the second and third quarters of 1994, respectively. The processing units at the Ferndale Refinery (which are shutdown for maintenance at the same time), as well as the Avon Refinery's fluid catalytic cracker, are the only major processing units currently scheduled to be shutdown for maintenance in 1995. Operating levels at the three refineries are currently at normal levels and are expected to continue at such rates for the balance of 1994. Tosco is not able to predict the level or trend of refining and retail marketing margins, despite a strengthening national economy, because of the uncertainties associated with oil markets. However, Tosco believes its acquisitions and extension into retail marketing will provide opportunities for increased and less volatile earnings and cash flow. With the acquisition of the BP California retail system, Tosco's retail network now markets in excess of 60,000 B/D of motor fuel.

Inventories were written down by $17.7 million at December 31, 1993 to net realizable value as of that date. Prices have subsequently increased and, depending upon price levels at the end of 1994, Tosco may recover all or a portion of the writedown in the fourth quarter of 1994. See Note 3 to the September 30, 1994 Consolidated Financial Statements.

Cash flows and liquidity - Nine months ended Septemter 30, 1994.

   Cash generated from operations (net income plus depreciation and amortization) of $125 million and a net decrease in working capital and other items of $42 million provided cash flow from operating activities of $167 million. Net cash used in investing activities of $156 million was primarily for capital expenditures, turnarounds and other assets totalling $181 million partially offset by a $9 million return of Tosco's investment in Continental-Tosco Limited Partnership, and other short-term investments ($4 million). Cash used in financing activities was $33 million, consisting principally of dividends on common and preferred stock ($24 million) and net repayments of cash borrowings under its revolving credit agreement of $7 million.

   Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) increased by $65 million during 1994 due to an increase of $94 million in unused credit facilities, partially offset by a decrease in cash and short-term investments of $29 million. Tosco amended the revolving credit agreement to support its expanded working capital requirements due to the acquisitions of Bayway, Tosco Northwest and the BP California retail system. At September 30, 1994, liquidity totaled
$211 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months). See Note 4 to the September 30, 1994 Consolidated Financial Statements.


Capital Expenditures and Capitalization

   During the first nine months of 1994, Tosco spent $79 million on budgeted capital projects and certain improvements associated with the BP California retail system. Capital spending programs continued to address compliance with environmental regulations and permits, operating flexibility and reliability and personnel/process safety, as well as to meet new federal and California regulations, adopted in 1992, for fuels that reduce emissions. During the second quarter of 1994, Tosco's Board of Directors approved a $25 million project for the refurbishment and improvement of the Avon Refinery's 65,000 B/D fluid catalytic cracker. This expansion project, which is expected to produce a five percent volume increase in clean transportation fuels, will be completed during the scheduled turnaround of the unit in the first quarter of 1995.

Bayway also entered into a twelve-year tanker charter with Nepture Orient Lines, Ltd. for the charter of three 100,000
DWT crude oil tankers. The first tanker is expected to be delivered in the second half of 1996. The three tankers will be used to move crude oil from the Nova Scotia storage location to the Bayway Refinery or in direct shipments to its refineries. In addition, Bayway entered into a letter of intent with Huntsman Chemical Corporation for Huntsman to build a 475 million pound-per-year ethylbenzene plant at the Bayway Refinery. Huntsman will purchase feedstocks produced by the Bayway Refinery to make ethylbenzene, a base component for manufacturing plastics.
The agreement is expected to increase the value of the Bayway Refinery's petrochemical feedstocks and facilitate the production of the next generation of clean fuels gasoline. See Note 7 to the September 30, 1994
Consolidated Financial Statements.

Future levels of capital spending will depend significantly upon the extent to which the Avon Refinery is reconfigured to meet the more stringent regulations requiring reformulated gasoline to be sold in California (presently anticipated to be enforced by the CARB in 1996). Tosco has filed applications for the necessary permits for construction of the new facilities which are anticipated to range in costs from $100 to $300 million depending upon the targeted percentage of gasoline production meeting CARB's 1996 specifications.
The anticipated level of capital expenditures is now expected to be significantly less than the $300 million that would have converted all of Avon's gasoline production to CARB Phase
II gasoline. Tosco entered into a long-term exchange agreement with Chevron USA Products Company which will provide Tosco, commencing in 1996, with 30,000 B/D of the new California clean gasoline mandated by the CARB (CARB Phase II gasoline) in exchange for 30,000
B/D of conventional grade gasoline. The product exchange agreement extends to 2003. Tosco expects that the supply of CARB Phase II gasoline from this exchange, and from Tosco's own planned production, will equal approximately 80% of current gasoline production from the Avon Refinery. However, timely completion of the new facilities necessary to meet Tosco's own targeted level of supply of CARB Phase II gasoline will continue to depend on a reasonable approval process for permits and on market conditions. While Tosco expects to be well positioned to meet the future California reformulated gasoline supply needs of its customers as well as its newly acquired California retail system, Tosco continues to believe that significant uncertainty exists concerning the implementation of CARB's gasoline regulations. The timing and substance of the regulations should therefore be reevaluated to avoid serious disruptions in the California gasoline market in 1996.

   At September 30, 1994, total shareholder's equity was $561 million, an increase from December 31, 1993 of $39 million due to net income ($63 million) less dividend and other payments ($24 million). Substantially all of the previously outstanding Series F Cumulative Convertible
Preferred Stock (Series F Stock) was converted in September
1994 pursuant to Tosco's call for redemption. See Note 5 to the September 30, 1994 Consolidated Financial Statements. Debt, including current maturities, decreased by $9 million during 1994 to $595 million at September 30, 1994.


                     TOSCO CORPORATION AND SUBSIDIARIES
                                PART 1 - EXHIBIT I
                COMPUTATION OF EARNINGS  PER SHARE
                            (Unaudited)
                In Thousands Except Per Share Data



                          Three Months Ended Sept. 30,    Nine months Ended Sept.  30,
                           1994             1993            1994            1993
Net income                 $   9,676        $ 27,925        $  62,995       $ 64,868

Preferred stock dividend
requirements              (    1,261)      (   2,516)      (    6,293)      ( 7,548)
Income attributable to
common shareholders
for primary income
per share computations         8,415          25,409           56,702        57,320
Addback of dividends
on Series F Stock for
assumed conversion at
beginning of period            1,261          2,516             6,293         7,548
Income attributable to
common shareholders for fully
diluted income per share
computations               $   9,676        $27,925          $ 62,995       $64,868

Weighted average
number of shares outstanding
during the period              3,861         29,272            32,795        29,272
Weighted average common stock
equivalents                      346            143               375           125
Shares used for computation of
primary income per common and
common equivalent share        34,207         29,415           33,170        29,397

Weighted average potentially
dilutive securities for the
assumed conversion of the
Series F Stock                  3,194          4,792            4,259         4,792
Weighted average common stock
equivalents                                      104                            123

Shares used for
computation of fully diluted
income per common and common
equivalent share               37,401         34,111           37,429        34,312


Income per common and common
 equivalent share:

Primary                       $   .25       $    .86           $ 1.71 (a)     $  1.95

Fully-diluted                 $   .25       $    .81           $ 1.68         $  1.89



(a) Primary earnings per share would have been $1.68 for the nine months ended September 30, 1994 if the conversion of the Series F Stock pursuant to Tosco's call for redemption had occurred on January 1, 1994.


               PART II.  Other Information


Item 1. Legal Proceedings

On July 8, 1994, a Consent Decree was entered by the court dismissing Tosco from a suit filed by the United States Environmental Protection Agency ("EPA") against Tosco, as well as others, (U.S.A. v. Petropower Insulation, Inc., et al., United States District Court, Northern District of California, Civil Action No. 91-1490MHP) alleging that Tosco as an "owner or operator" of an asbestos renovation project is strictly liable for the allegedly improper asbestos removal work done by a licensed contractor, Petropower, at the Tosco Avon refinery. (See Second Quarter 1993 10-Q).

On July 26, 1994, the Washington Department of Ecology notified Tosco that Tosco, along with approximately 150 other parties, may be a potentially liable person under state law for the environmental clean-up of a site known as Yakima Railroad Area. The source, extent and nature of the contamination has not been determined but is the subject of investigation. The extent of Tosco's liability, if any, is unknown.

A refinery in Duncan, Oklahoma, formerly owned by Tosco, is subject to investigation by the Oklahoma Department of Environmental Quality (ODEQ). The ODEQ has requested that Tosco participate with the former owner, from whom Tosco purchased the site, and the current owner, to whom Tosco sold the site, in the investigation and potential remediation. Tosco is discussing the investigation with the ODEQ. The extent of Tosco's liability, if any, is unknown.


Item 2.  Change in the Rights of Security Holders.

By September 26, 1994, Tosco completed its redemption of its Series F Cumulative Convertible Preferred Stock (Series F Stock). Of the 2,300,000 of Series F Stock outstanding, 2,296,644 shares were converted to shares of common stock and 3,356 shares were redeemed.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits.

     11.  Computation of Earnings Per Share (See Part I, Exhibit
I).

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TOSCO CORPORATION
                                     (Registrant)





Date: November  1994            By:
                                     Jefferson F. Allen
                                 Executive Vice President
                                and Chief Financial Officer






                              By:
                                     Robert I. Santo
                                  Chief Accounting Officer