Form 10-Q/A
period 1994-09-30
TOSCO CORP
filed 1994-11-17
CIK 74091

FORM 10-Q/A

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

8. Subsequent Event
  During November 1994 Tosco announced that it had reached agreement with Exxon U.S.A. to purchase Exxon's retail marketing assets in Arizona. Included in the purchase price of $60 million are 88 service station properties and related assets which are in an area which can be supplied on exchange or by Tosco's Avon Refinery. Tosco will market Exxon branded motor fuels through a distributor agreement for a minimum of seven years. The completion of this transaction is expected by year end and is subject to the satisfaction of certain conditions.

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




                           Refining Data Summary for the three months ended Sept. 30, 1994 and 1993
                               (In thousands of barrels per day except for refining margins)

                                   Avon        Bayway (a) (b)   Ferndale    Consolidated (b)
                                1994   1993     1994    1993      1994      1994     1993

Crude and other raw materials  163.5  166.5     184.5    254.5     88.1     436.1    421.0

Petroleum products produced:
Clean products                 141.4  130.9     149.2    199.5     61.4     352.0    330.4
Other finished products         20.6   34.1      34.7     60.3     24.6      79.9     94.4

Total finished products
     produced                  162.0  165.0     183.9    259.8     86.0     431.9    424.8

Refining margin per charge
     barrel (c)               $ 6.50 $ 8.27     N/A      $3.50    $4.66      N/A     $5.38

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



                              Avon         Bayway      Northwest *    Consolidated
                                      (Thousands of Dollars)
Nine Months Ended
September 30, 1994

Sales                          $ 1,301,074   $ 2,492,715   $ 773,217      $ 4,567,006
Cost of sales                    1,236,016     2,445,422     686,847        4,368,285
Operating contribution              65,058        47,293      86,370          198,721

Nine Months Ended
September 30, 1993

Sales                          $ 1,323,078    $ 1,092,985                 $ 2,416,063
Cost of sales                    1,188,534      1,046,118                   2,234,652
Operating contribution             134,544         46,867                     181,411

Increase (decrease) in
operating contribution         ($   69,486)    $      426     $ 86,370       $ 17,310

* Includes retail operations

                Refining Data Summary for the nine months ended Sept. 30, 1994 and 1993
                              (In thousands of barrels per day except for refining margins )
                                       Avon          Bayway              Ferndale        Consolidated
                                    1994   1993      1994   1993         1994          1994    1993


Crude and other raw materials         156.7  165.4   237.6   253.5         89.9         484.2   418.9

Petroleum products
produced:
Clean products                        132.4  136.0   192.5    206.1        61.6         386.5   342.1
Other finished products                22.7   27.7    48.3     52.3        26.1          97.1    80.0

Total finished products produced      155.1  163.7   240.8    258.4        87.7         483.6   422.1

Refining margin per charge barrel   $  6.97 $ 7.94     N/A    $3.46        $4.66         N/A   $ 5.71



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

Cash flows and liquidity - Nine months ended September 30, 1994.

   Cash generated from operations (net income plus depreciation and amortization) of $125 million and a net decrease in working capital and other items of $42 million provided cash flow from operating activities of $167 million. Net cash used in investing activities of $158 million was primarily for capital expenditures, turnarounds and other assets totalling $171 million partially offset by a $9 million return of Tosco's investment in Continental-Tosco Limited Partnership, and other short-term investments ($4 million). Cash used in financing activities was $33 million, consisting principally of dividends on common and preferred stock ($22 million) net repayments of cash borrowings under its revolving credit agreement of $7 million, and other items ($4 million)

   Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) increased by $65 million during 1994 due to an increase of $94 million in unused credit facilities, partially offset by a decrease in cash and short-term investments of $29 million. Tosco amended the revolving credit agreement to support its expanded working capital requirements due to the acquisitions of Bayway, Tosco Northwest and the BP California retail system. At September 30, 1994, liquidity totaled
$211 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months). See Note 4 to the September 30, 1994 Consolidated Financial Statements.


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

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TOSCO CORPORATION
                                     (Registrant)





Date: November 17, 1994            By:/s/ Jefferson F. Allen
                                      Jefferson F. Allen
                                 Executive Vice President
                                and Chief Financial Officer