Form 10-K
TOSCO CORP
filed 1995-03-30
CIK 74091

FORM 10-K

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

[*]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1994
                             or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the transition period
from_______________________to_______________________


                Commission file number 1-7910

                      TOSCO CORPORATION
   (Exact name of registrant as specified in its charter)

        NEVADA                                95-1865716
(State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)       Identification No.)
 72 Cummings Point Road
  Stamford, Connecticut                           06902
(Address of principal executive offices)       (Zip Code)
                Registrant's telephone number
             including area code (203) 977-1000
 Securities registered pursuant to Section 12(b) of the Act:
Title of each class                  Name of each exchange
                                     on which registered
Common Stock, $.75 par value         New York Stock Exchange
                                     Pacific Stock Exchange

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1995 based on the closing price at which such stock was sold on the New
York Stock Exchange on such date was $1,609,814,679.
       Registrant's Common Stock outstanding at
February 28, 1995 was 37,049,859 shares.

       Portions of registrant's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III, as set forth herein.

       Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-K is not
contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

                   TOSCO CORPORATION
                 INDEX TO ANNUAL REPORT ON FORM 10-K

Items 1 and 2. Business and Properties                       1

               Introduction                                  1

               Petroleum Refining, Supply,
               Distribution, and Marketing                   1

               Other Activities                              7

               Office Properties                             7

               Employees                                     6

Item 3.        Legal Proceedings                             8

Item 4.       Submission of Matters to a Vote
                of Security Holders                          9

Item 5.       Market for Registrant's Common Equity
              and Related Stockholder Matters               12

Item 6.       Selected Financial Data                       12

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                 13

Item 8.       Financial Statements and Supplementary
              Data                                          16

Item 9.       Changes in and Disagreements with Accountants
              on  Accounting and Financial Disclosure       17

Item 10.      Directors and Executive Officers of
              the Registrant                                17

Item 11.      Executive Compensation                        17

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management                          17

Item 13.     Certain Relationships and Related
             Transactions                                   17

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                        18

             Index to Consolidated Financial Statements
             and Financial Statement Schedules..            F-1



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

Following the December 28, 1993 acquisition of British
Petroleum's ("BP") petroleum refining and retail marketing system in the Pacific
Northwest, Tosco increased its involvement in petroleum marketing.
During 1994 Tosco added BP's retail marketing assets in California and
Exxon Corporation's retail marketing assets in Arizona. Tosco also acquired the exclusive right to market under the BP brand in nine Western states.

Tosco also has interests in oil shale properties in Colorado and Utah.

Tosco was incorporated under the laws of the State of Nevada in 1955. Its principal executive offices are located at 72 Cummings
Point Road, Stamford, Connecticut 06902 and its telephone number is (203) 977-1000.


PETROLEUM REFINING, SUPPLY, DISTRIBUTION, AND MARKETING

Refining

Tosco, through three major facilities, currently processes approximately 525,000 barrels per day of crude oil and other feedstocks into various petroleum products, consisting chiefly of light transportation fuels (gasoline, diesel and jet fuel) and heating oil.

Tosco Refining Company ("Tosco Refining"), a division of Tosco, operates the Avon Refinery ("Avon"), located in the San Francisco Bay Area. The Avon Refinery, the largest independently owned refinery on the West Coast of the United States, with approximately 160,000 barrels per day of crude oil distillation capacity, is technologically complex, with coking, catalytic cracking, hydrocracking and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. It is capable of processing a broad range of crude oils and other feedstocks into a high percentage of light refined petroleum products, consisting chiefly of transportation fuels.

Bayway Refining Company ("BRC"), an indirect subsidiary of Tosco, owens and operates the Bayway Refinery ("Bayway") located in Linden, New
Jersey. Bayway is the largest refinery (as measured by distillation capacity) on the U.S. East Coast and can process in excess of 275,000 barrels per day of crude oil and other feedstocks. Its facilities include hydrodesulfurization units and the largest fluid catalytic cracking unit in the world. In addition to producing transportation fuels, Bayway is a principal supplier of heating oil to the U. S. East Coast.
It is strategically located on the New York Harbor in a large market area, with ready access to marine, rail, and truck transportation and product distribution pipelines, giving it considerable flexibility to change its raw material input and product output to respond to changing market conditions.

Tosco Northwest Company ("Tosco NW"), a division of Tosco, operates the Ferndale Refinery ("Ferndale"), located on Puget Sound, 100 miles north of Seattle. It is connected by the Olympic pipeline to its major retail markets, has crude oil distillation capacity of approximately 90,000 barrels per day and is equipped with thermal catalytic cracking and hydrodesulfurization units, as well as modern marine facilities. The refinery, together with an extensive retail gasoline marketing and distribution system (the "Pacific Northwest Assets") was acquired from BP Exploration & Oil Inc. on December 28, 1993.


The table on the following page sets forth quantities of crude oil and feedstocks processed and refined products manufactured at Avon during 1994, 1993 and 1992, at Bayway during 1994 and the period April 8 to December 31, 1993 and at Ferndale during 1994. A barrel is 42 gallons.

The Federal Clean Air Act Amendments of 1990 and the laws and regulations of state and local agencies impose certain air quality requirements that have a significant impact on Tosco. These regulations require the sale of reformulated and oxygenated gasoline in areas that do not meet certain air quality standards.

Effective January 1, 1995, federal regulations require the sale of reformulated gasoline in the nine U.S. cities with the highest levels of ozone in their air quality, including areas that Tosco sells its gasoline. Tosco made the necessary modifications to comply with this requirement. Effective March 1, 1996, the California Air Resources Board requires the sale of reformulated gasoline in California that meet specifications that are stricter than the federal requirement ("CARB Phase II"). Tosco is making modifications to Avon to comply with these requirements.

Raw Material Supply

During 1994, Tosco's crude oil and feedstock requirement of approximately 503,000 barrels per day were supplied by third parties. Avon's and Ferndale's requirements were supplied from domestic sources, primartily Californnia and Alaska, while Bayway's crude oil and feedstock requirements were met from both foreign and deomestic sources. An average of approximately 222,000 barrels per day was purchased under term contracts from a variety of domestic sources including Atlantic Richfield Co. ("ARCO"), BP, Texaco Trading and Transportation Inc. ("Texaco Trading"), and Chevron U.S.A., a portion of which was resold. Approximately 96,000 barrels per day of foreign, waterborne crude and feedstock was obtained under contracts with Statoil (Norway), an affiliate of Sinochem, and PetroEcuador.
The balance of
Tosco's crude oil and feedstock requirement during 1994 (approximately 185,000 barrels per day) was purchased on the spot market, where Tosco purchased a total of approximately 295,000 barrels per day (including 225,000 barrels per day from foreign sources). Tosco resold approximately 18% of its raw material purchases.

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

BRC has several term contracts with foreign suppliers of crude oil and feedstocks and believes that in the event such contracts are terminated, it would be able to replace them in the market without material adverse effect. In connection with BRC's reliance on European sources as its primary suppliers of crude oil, Tosco established a U.K. subsidiary during 1994 for the purpose of obtaining better information and access to the European markets.
During 1994, BRC entered into a twelve-year tanker agreement with Neptune Orient Lines, Ltd. of Singapore for the charter of four 100,000 dead weight tons (DWT) crude oil tankers. The tankers will be built to maximize the use of Bayway's dock receiving facilities as well as to meet the requirements of the U.S. Oil Pollution Act of 1990. The first tanker is expected to be delivered in the second half of 1996.


BRC also entered into a long-term lease agreement with Statia Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada. It is expected that the tankers will be utilized to move crude oil from the Nova Scotia storage location to Bayway or in direct shipments to other locations.

In conjunction with the purchase of the Ferndale Refinery, Tosco and BP Oil Supply Company entered into, effective as of December 28, 1993 for a term of five years, a crude oil supply agreement under which Tosco has the right to purchase from BP, Alaska North Slope ("ANS") crude oil delivered to the Ferndale Refinery in an amount approximately equivalent to the requirements of that refinery on terms Tosco considers to be favorable.

Tosco believes its average crude oil inventory is presently sufficient for normal refinery operations at Avon, Bayway and Ferndale. Tosco's crude oil inventory level is managed in light of market risk, carrying costs, and delivery method.

The cost to Tosco of crude oil and other feedstocks depends on many factors, including the terms of purchase, credit and delivery. In general, heavy crude oils are less expensive than lighter crude oils. Thus, if Avon's supply of San Joaquin Valley heavy crude oil is reduced or curtailed, or if its price relative to lighter crude oils increases, Tosco's operations could be adversely affected. If Congress changes present law and allows the export of Alaskan North Slope crude oil, which may affect its price and availability, Tosco could be adversely affected. If Bayway's foreign sources of crude oil or the marine system for delivering crude oil, including required marine insurance for possible marine environmental liabilities, were curtailed, Tosco's operations could be adversely affected. In addition, the loss, or an adverse change in the terms, of certain of the crude oil supply contracts described above or the loss of other sources or means of delivery of crude oil could have a material adverse effect on Tosco's operating results. The volatility of prices and quantities of crude oil that may be purchased on the spot market or pursuant to long and short-term contracts could materially adversely affect Tosco's operating results.

                             Average Barrels Per Calendar Day
                          Avon                  Bayway           Ferndale
                          Refinery              Refinery         Refinery     Consolidated
                    1994    1993   1992         1994   1993(1)       1994       1994       1993
Crude oil refined   147,450  158,160 145,250    196,660 196,150       88,840     432,950  354,310

Additional
refinery feed and
blending stocks      13,140    8,150   7,260     55,560  63,100        1,800      70,500   71,250
Total Input         160,590  166,310 152,510    252,220 259,250       90,640     503,450  425,560
Petroleum products
produced:
Gasoline             86,020   98,640  92,230    120,580 130,140       39,860     246,460  228,780
Distillates          46,680   38,970  33,920     75,380  76,820       19,150     141,210  115,790
Jet fuel.                                420      8,770   7,020        3,790      12,560    7,020
Residual             14,130   11,820  12,450     36,980  29,800       26,060      77,170   41,620
Petroleum coke
(fuel oil equiv.)     6,190    7,370   6,720                                       6,190    7,370
Propane               4,090    4,260   4,360      3,920  10,910        1,480       9,490   15,170
Other                 2,240    3,050   1,030     10,600   9,800       (1,880)     10,960   12,850

Total petroleum
products produced   159,350  164,110 151,130    256,230 264,490       88,460     504,040  428,600

(1)   Operations of the Bayway Refinery for the period April 8, 1993
(date acquired) to December 31, 1993.


Wholesale Marketing and Distribution


Tosco sells unbranded refined petroleum products to wholesale purchasers. Tosco's wholesale sales of gasoline and distillates were made to large end users, retailers, independent marketers and jobbers who serve unbranded markets, including the retail, industrial, commercial, agricultural and governmental classes of trade. Sales are also made to other refiners and resellers, both major and independent. Tosco generally sells other petroleum products directly to the ultimate industrial users of such products. Tosco's ability to sell its products on economical terms is dependent in part on the competitive position of its customers in changing and often turbulent markets. During 1994, 1993 and 1992, wholesale gasoline products accounted for approximately 44%, 57% and 68%, respectively, of Tosco's revenues, while during the same periods distillates accounted for approximately 29%, 31%, and 25%, respectively, of Tosco's revenues. Tosco believes that its average inventory of transportation fuels of 10 to 15 days sales is slightly lower than average industry inventories.

There were no long-term sales contracts (i.e., in excess of one year) which accounted for more than 10% of Tosco's consolidated revenues.

During 1994, 1993 and 1992, Tosco purchased for resale an average of approximately 320,769; 118,610; and 59,100 barrels per day, respectively, of petroleum products from third parties.

In September 1994, Tosco entered into a long-term supply agreement with Chevron USA Products Company that will provide Tosco, commencing in 1996, with 30,000 barrels per day of CARB Phase II gasoline in exchange for 30,000 barrels per day of conventional grade gasoline. This agreement has a seven year initial term and continues on an evergreen basis thereafter.

Tosco distributes refined petroleum products, principally in the eastern and western United States through an extensive distribution network comprised of 88 terminal locations in 20 states and by means of pipelines, rail tank cars, trucks, ocean-going tankers and barges. A subsidiary of Tosco operates, through a long-term lease, a petroleum products (primarily heating oil) distribution system located on Long Island, New
York.   In
addition, Tosco operates a petroleum storage facility (the Riverhead Terminal) with deep water marine facilities in Eastern Long Island. See Note 14 to the Consolidated Financial Statements.

 Tosco also engages in commercial activities related to its petroleum refining, distribution, and marketing businesses throughout the United States and internationally.

Retail Marketing

In 1994, Tosco continued the expansion of its retail petroleum fuel marketing business. Tosco's current sales volume through its retail system is approximately 67,000 barrels per day.

On December 28, 1993, Tosco acquired from BP its retail gasoline marketing system in Washington and Oregon. The Northwest system includes approximately 500 retail locations, comprised of 129 company controlled stations, approximately 377 independently owned and operated stations and two distribution terminals. Tosco also acquired the exclusive right to use the BP brand in Washington and Oregon for at least five years.

On August 1, 1994, Tosco acquired BP's California retail gasoline marketing system. The California retail system includes approximately 370 retail locations, 130 of which are company controlled, a distribution terminal, and related assets.
Pursuant to the acquisition and related agreements, Tosco purchased improvements at the retail service station locations and received noncompetition and expanded trademark licensing agreements. The balance of the California retail assets, primarily land and equipment at retail service station locations, were leased from a special purpose entity which acquired the assets from BP. The trademark licensing agreement extends Tosco's exclusive license to market under the BP brand to seven western states for at least twelve years, adding to its existing license in Washington and Oregon. The previous five year trademark license agreement for Washington and Oregon was also extended to a term of at least twelve years.

On December 16, 1994, Tosco completed the transaction for Exxon Company USA's (Exxon) retail gasoline marketing assets in Arizona, which includes 83 company controlled retail locations. The Arizona retail marketing assets, which are operated under the Exxon brand, are leased from a special purpose entity that purchased the assets from Exxon. Tosco also entered into an Exxon branded distributor agreement with a minimum term of seven years.

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

Environmental compliance has required, and will continue to require, capital expenditures. Tosco spent approximately $17.2 million in 1994 and $13 million in 1993 for such capital expenditures. Tosco currently estimates that capital expenditures for environmental compliance may approximate $16.5 million and $24.7 million for 1995 and 1996, respectively. Such amounts do not include amounts that would be necessary to produce gasoline to meet changing "clean fuels" specifications.

During the fourth quarter of 1994, Tosco recorded a $6 million accrual for environmental costs based upon a determination that legal, investigative work and remedial actions, primarily related to previously owned locations, will be required in the future.
In July 1993, outstanding litigation concerning environmental issues with respect to the Avon Refinery was settled with certain former owners of the Avon Refinery. Under the settlement, the former owners agreed to pay up to $18 million for one-half of the costs that may be incurred to comply with certain environmental orders and to provide Tosco a $6 million credit for past environmental expenses (which Tosco will use to reduce its one-half share of future expenses). (See "Legal Proceedings".) Because anticipated remedial actions are subject to negotiation with governmental agencies the amount and timing of actual cash expenditures is uncertain. In addition, further investigative work and negotiations with governmental agencies may result in different or additional remedial actions which Tosco cannot presently predict.

Governmental regulations are complex and subject to different interpretations. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that Tosco cannot presently assess with certainty. See Note 15 to the Consolidated Financial
Statements.

Competition

Many of Tosco's competitors are fully integrated companies engaged, on a national and/or international basis, in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than Tosco. Such competitors may have greater flexibility than Tosco in responding to or absorbing market changes occurring in one or more of such segments. Tosco's petroleum refining and marketing business is not seasonal.

Tosco faces strong competition in its market for the sale of refined petroleum products, including gasoline. Such competitors, especially major integrated oil companies, have in the past and may in the future engage in marketing practices that result in profit margin deterioration for Tosco for periods of time, causing an adverse impact on Tosco. The Company does not believe that there is any one or a small number of dominant competitors in the petroleum refining business. The Company does not know its precise competitive position therein. Principal methods of competition are price or service.
Tosco believes it is able to compete with respect to these methods because of its facilities and their locations.

Tosco must purchase substantially all of its crude oil and feedstock supplies from others, while some of its competitors have proprietary sources of crude oil available for their own refineries. Tosco believes it has a crude oil cost disadvantage to the extent major integrated oil companies have access to proprietary sources of crude oil. However, Tosco has agreements with ARCO, British Petroleum, PetroEcuador, Statoil, Texaco Trading and others to provide Tosco certain amounts of crude oil. Under present market conditions, Tosco does not anticipate difficulty in obtaining necessary crude oil supplies. See "Petroleum Refining, Supply, Distribution and Marketing - Raw Material Supply".

Operating Properties

Tosco owns the 2,300 acre site on which the Avon Refinery is located and the buildings, tanks, pipelines and related facilities at that refinery. The Avon Refinery, including certain leased facilities, occupies approximately l,400 acres of the site. Of the approximately 900 remaining acres, approximately 400 acres are not subject to encumbrances described below. BRC owns the 1,300 acre site on which the Bayway Refinery and its related facilities are located and Tosco owns the 850 acre site on which the Ferndale Refinery is located.

Tosco had available at December 31, 1994, through ownership, lease agreement, exchange or other appropriate arrangement, the use of storage tanks, loading racks, wharves, warehouses and other related assets at approximately 88 terminal distribution locations in 20 states. Tosco believes its refinery-related properties are well-maintained and are suitable and adequate for their purposes.

     Tosco or its wholly owned subsidiaries own or control by lease approximately 343 retail service stations located in the states of Arizona, California, Oregon and Washington. In addition to marketing transportation fuels (gasoline and diesel) many of the stations have convenience store, car wash, and/or automotive repair facilities.

Encumbrances

In March 1992, Tosco sold $300 million of First Mortgage Bonds ("Bonds"), comprised of $100 million of 9% Series A Bonds due March 15, 1997 and $200 million of 9-5/8% Series B Bonds due March 15, 2002. Interest on the Bonds is payable each March 15th and September 15th.
Each of the issues is non-callable and is collateralized by Tosco's Avon Refinery and certain related assets.

In April 1993, Tosco sold $150 million of 8-1/4% First Mortgage
Bonds due May 15, 2003 ("Bayway Bonds"). The issue is non-callable, guaranteed by BRC and collateralized by the Bayway
Refinery and related assets and a guarantee of Tosco.
Interest on the Bonds is payable each May 15th and November 15th. See Note 9 to the Consolidated Financial
Statements.

On August 1, 1994, Tosco provided Deeds of Trust on the improvements at retail service station locations in California that it acquired from BP to the special purpose entity from whom Tosco leases the land and equipment at those locations.

Patents

Tosco's patents relating to petroleum operations are not material.

               OTHER ACTIVITIES


Oil Shale

Tosco and its wholly owned subsidiary, The Oil Shale Corporation ("Oil Shale"), have interests in oil shale properties aggregating approximately 23,100 net mineral acres in Colorado and 20,525 net mineral acres in Utah. Tracts vary in size from l60 to l7,570 mineral acres. Tosco is also the owner of water rights and certain oil shale processes and technologies. In addition, Oil Shale controls approximately l,900 acres of oil shale properties through unpatented mining claims. (Unpatented properties are those in which the United States Government has not conveyed to others all of its right, title and interest.)

Other

     During 1993, Seminole Fertilizer Corporation, a wholly owned subsidiary of Tosco, sold its principal phosphate fertilizer operating assets to Cargill Fertilizer Inc. ("Cargill"). Seminole's interest in Fort Meade Chemical Products partnership ("FMCP"), which was not included in the sale to Cargill, was sold during the first quarter of 1994.

                 OFFICE PROPERTIES

At December 31, 1994 Tosco occupied a total of approximately 208,246 square feet of office space in Concord, California; Linden, New Jersey; London, England; Rancho Cordova, California; Singapore; San Ramon, California; Scottsdale, Arizona; Seattle, Washington; and Stamford, Connecticut. The office space occupied by Tosco is generally suitable and adequate for its purposes.

                       EMPLOYEES

At December 3l, 1994 Tosco (including its subsidiaries) had approximately 3,613 employees at various locations, including approximately 395 part-time employees. Approximately 35% of Tosco's employees are represented by labor organizations. The compensation paid to the Company's wholesale sales force is based on the same general components as the Company's compensation to certain other salaried employees, which is salary plus a bonus under cash incentive plans based on results of operations. The compensation paid to retail site managers is based, in part, on commission on non-fuel sales and service station efficiency. The Company does not maintain key person life insurance coverage on its executive officers. Tosco believes that its labor relations with its employees are good.


Item 3. Legal Proceedings

Tosco's Spokane, Washington terminal is located within a site being investigated by the United States Environmental Protection Agency (the "EPA") and the Washington Department of Ecology (the "WDOE") for suspected hydrocarbon and lead contamination. Tosco has been notified by the WDOE that it, and the major oil company from which it purchased the facility, are included in the list of six parties potentially liable for cleanup of the site under state law. The area identified by the WDOE was included on the Superfund National Priorities List (the "Superfund List"). The source, extent and nature of the contamination have not been determined but are the subject of investigations. Tosco and other potentially liable parties are working with the WDOE with regard to the investigation of the site. The extent of Tosco's liability, if any, is unknown.

In 1990 the EPA and the California Regional Water Quality Control Board ("RWQCB") issued Orders ("Orders") identifying suspected releases of hazardous constituents at a number of hazardous waste and solid waste management units on the Avon Refinery property, including several older inactive units which were used by Phillips Petroleum Company ("Phillips"), a former owner, but not by Tosco, and directed Tosco to investigate the identified releases and determine the need for corrective action. In July 1992, the RWQCB issued Waste Discharge Requirements which, among other things, ordered Tosco to submit a plan of corrective action "Corrective Action Plan" to deal with the suspected releases of hazardous waste at the Avon Refinery. The Corrective Action Plan was submitted on January 4, 1993. The RWQCB also issued an Order in June 1990 which required Tosco to expand programs monitoring groundwater quality throughout the Avon Refinery and to investigate the presence of subsurface liquid hydrocarbons. In the third quarter of 1992, Tosco received a "Tentative Order" (later finalized) from the RWQCB that among other things, set a date by which significant amounts of subsurface liquid hydrocarbons were to be removed. Pursuant to a lawsuit that was settled in July 1993, Phillips and Texaco, the former owners of the refinery, for the next four years or until the funds provided under the agreement are expended (whichever is later), will pay up to an aggregate of $18 million for one-half of the costs that may be incurred for compliance with certain environmental orders, and in addition, provide Tosco a $6 million credit for past expenses. After the initial term of the agreement, the parties would be free to reinstate the suit. Tosco has not relinquished any of its rights to make claims for reimbursement for costs incurred after the date of settlement and would not be required to reimburse amounts received under the agreement.

On September 4, 1992, Tosco received a Report of Violation ("ROV") from the California Department of Toxic Substances Control ("DTSC"), alleging violations of hazardous waste regulations identified during an inspection of a parcel of land owned by Tosco that was used for petroleum coke storage in connection with operations of Tosco's former Bakersfield Refinery, which was sold in 1986. The ROV, without specifying dates, orders Tosco to comply with various hazardous waste handling practices in connection with the site. Tosco has entered into discussions with DTSC concerning required actions.

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

A refinery in Duncan, Oklahoma, formerly owned by Tosco, is subject to investigation by the Oklahoma Department of Environmental Quality ("ODEQ"). The ODEQ has requested that Tosco participate with the former owner, Sun Company, Inc.
(R&M) ("Sun"), from whom Tosco purchased the site, and the current owner, to whom Tosco sold the site, in the investigation and potential remediation of alleged environmental contamination. Tosco is discussing the investigation with the ODEQ. The extent of Tosco's liability, if any, is unknown. On December 6, 1994, Tosco filed a complaint for declaratory relief against Sun (Tosco v. Sun Company, Inc.(R&M), United States District Court, Northern District of California, Case No. 94 4190
FMS), as
amended on February 6, 1995, seeking an order determining
Tosco's and Sun's rights and legal relations under the Purchase Agreement through which Tosco purchased the Duncan Refinery, relating to the cost for environmental investigation and potential remediation.

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

On May 24, 1994, the United States Environmental Protection Agency filed an Administrative Complaint and Opportunity to Request a Hearing and Conference against Tosco alleging that Tosco discharged oil into or upon the surface of the water adjacent to Tosco's Avon refinery and has failed to fully implement its Spill Prevention Control and Counter Measures Plan. On September 27, 1994, the State of California filed a complaint for violation of state law based on the same incident (People of the State of California v. Tosco, Superior Court, County of Contra Costa, California, Case No. C94-04239). These matters have been settled.

On June 14, 1994, Lion Oil Company ("Lion") filed a Complaint against Tosco (Lion Oil Company v. Tosco Corporation, United States District Court, Western District of Arkansas, Case No. 94-1072) as amended on August 22, 1994 seeking an order for reimbursement under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), contribution and declaratory relief in connection with the investigation and remediation of alleged environmental contamination of a refinery formerly owned by Tosco located in El Dorado, Arkansas. Tosco sold the property to Lion pursuant to an Asset Purchase & Sale Agreement of March 22, 1985 which included specific provisions limiting Tosco's liability with respect to environmental matters.

     Tosco filed Answers to the Complaint and Amended Complaint denying generally the allegations made and denying specifically any liability to Lion. Tosco also filed a counter-claim asserting that Lion's suit is a breach of the Asset Purchase and Sale Agreement and if Tosco is liable to Lion in this case, then Lion is liable to Tosco for contribution under federal and state law.


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

     The costs of remedial actions are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative cleanup technologies. However, Tosco presently believes that any cost in excess of the amounts already provided for in the financial statements should not have a materially adverse effect upon Tosco's operations or financial condition. Tosco further believes, as discussed with respect to the Phillips case above, that a portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations. See Note 15 to the Consolidated Financial Statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

                         Served as an
Name              Age    Officer Since  Principal Occupation and Positions Held
Thomas D. O'Malley 53   1989          Chairman of the Board and Chief
                                      Executive Officer of Tosco since
                                      January 1990; President of Tosco
                                      since May 1993 and from October
                                      1989 to May 1, 1990; Chairman and
                                      Chief Executive Officer of Argus
                                      Investments, Inc. since July 1988
                                      and Argus Energy Corporation since
                                      December 1987; Vice Chairman of
                                      Salomon Inc. from 1983 to December
                                      1986.


Jefferson F. Allen  49  1990          Executive Vice President, Chief
                                      Financial Officer and Treasurer of
                                      Tosco Corporation since June 1990;
                                      various positions including
                                      Chairman and CEO, with Comfed
                                      Bancorp, Inc. and related entities
                                      from November 1988 to June 1990;
                                      Executive Vice President, Argus
                                      Investments during 1988; Senior
                                      Vice President, Exploration
                                      Management Corporation from 1985 to
                                      April 1988.

James M. Cleary 49   1987             Senior Vice President, Tosco
                                      Corporation since July 1990;
                                      President of Tosco Refining Company
                                      (a division of Tosco) since May
                                      1990; Senior Vice President of
                                      Tosco Refining Company from June
                                      1989 to May 1990; Vice
                                      President-Refining of Tosco from
                                      January 1987 to June 1989.  Various
                                      other positions with Tosco since
                                      1980.

Robert J. Lavinia   48 1993           Senior Vice President of Tosco
                                      Corporation since May 1994;
                                      President of Tosco Northwest
                                      Company (a division of Tosco) since
                                      October 1993; Vice President of
                                      Tosco Corporation since 1993 and
                                      Executive Vice President of Bayway
                                      Refining Company during 1993;
                                      President, Tosco Energy Corporation
                                      during 1992; prior to 1992, various
                                      positions with Phibro Energy for a
                                      period in excess of five years;
                                      most recently as a Senior Vice
                                      President.

Dwight L. Wiggins 54    1993          Senior Vice President of Tosco
                                      Corporation since May 1994 and
                                      Vice President of Tosco
                                      Corporation; President of Bayway
                                      Refining Company since January
                                      1993; New Jersey Area Manager for
                                      Exxon Company U.S.A. 1990 to 1993;
                                      Benicia Refinery Manager for Exxon
                                      Company 1983 to 1990.

Wilkes McClave III 47 1989             Vice President and General Counsel of
                                       Tosco and Senior Vice President
                                       of Tosco Refining Company (a
                                       division of Tosco) since May
                                       1990; Secretary of Tosco since
                                       August 1989; Vice President and
                                       Secretary of Bayway Refining
                                       Company since January 1993 and
                                       Tosco Northwest since October
                                       1993; Assistant General Counsel
                                       of Tosco from January 1986 to May
                                       1990.

George E. Ogden      52 1994           Vice President of Tosco Corporation
                                       since May 1994; Vice President of
                                       Tosco Refining Company from
                                       March 1992 to March 1994.
                                       Independent Petroleum
                                       Consultant from 1984 to 1992.

Peter A. Sutton   49 1992              Vice President of Tosco Corporation
                                       since January 1992; Senior Vice
                                       President of Tosco Refining
                                       Company since May 1990, various
                                       other positions with Tosco for a
                                       period in excess of five years.




                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

   Tosco's Common Stock is traded on the New York Stock Exchange
("NYSE") and the Pacific Stock Exchange. Set forth below are the high and low sales prices as reported on the NYSE Composite Tape.

Price Range of Common Stock

 1994        High     Low             1993     High         Low

1st Quarter $35      $29           1st Quarter $24 5/8   $18 7/8
2nd Quarter  32 3/8   27 3/8       2nd Quarter  26        22 3/8
3rd Quarter  32 7/8   27 3/8      3rd Quarter   26 5/8    21 3/8
4th Quarter  32       26 3/4      4th Quarter   32 3/4    26 3/8


   The number of Tosco shareholders of record on February 28, 1995 was 11,280.

Dividend Policy

Tosco has paid a regular quarterly cash dividend on its Common Stock since the third quarter of 1989. In the third quarter of 1994 the cash dividend was raised from $.15 to $.16 per share. Pursuant to the terms of Tosco's working capital facility and its bond indentures, dividends on Tosco's Common Stock are permitted to the extent Tosco satisfies certain defined criteria.
Continued payment of such quarterly dividend is also subject to profitable results of operations, which are primarily dependent on the continued favorable performance of Tosco's operating facilities and favorable operating margins. There can be no assurance that Tosco will be able to continue payment of such quarterly dividend. Through August 15, 1994, Tosco paid all scheduled dividends on its outstanding preferred stock. In September 1994, substantially all the preferred stock was converted to common stock pursuant to a redemption call by Tosco. For the shares that were redeemed, Tosco paid the accumulated and unpaid dividend from August 16, 1994 to the Redemption Date of September 26, 1994.

Item 6. Selected Financial Data

The following Selected Financial Data are qualified in their entirety by the more detailed Consolidated Financial Statements and related Notes at the end of this report. The Selected Financial Data for each of the five years ended December 31, 1994 are derived from the Consolidated Financial Statements of Tosco audited by Coopers & Lybrand L.L.P., independent accountants.





               TOSCO CORPORATION AND SUBSIDIARIES
                   SELECTED FINANCIAL DATA (a)
      (Millions of dollars except per share and ratio data)

                                    Year Ended December 31,
                             1994       1993      1992    1991     1990

Results of Operations
Sales                        $6,365.8   $3,559.2  $1,861.0 $1,608.7   $1,854.6
Gross profit on sales           260.4      251.8     132.7    121.2      248.3

Inventory valuation
(recovery) writedown            (17.7)     17.7
Environmental cost accrual        6.0                25.0      4.0        2.0
Operating contribution          272.1     234.1     107.7    117.2      246.3
Selling, general and
administrative expense           84.1      58.2      38.7     30.2       48.1
Interest expense, net            54.2      44.1      18.0     16.5       24.3
Pre-tax income                  133.8     131.8      51.0     70.5      173.9
Provision for income taxes (b)   50.0      51.2      20.8      2.4       19.6
Income from continuing
operations
before other items               83.8      80.6      30.2     68.1      154.3
Discontinued operations,
net of income taxes
Income (loss) from operations                        (15.9)     7.3    (31.1)
Estimated loss on disposal                          (105.0)
Cumulative effect of accounting changes               16.2
Net income (loss)              $  83.8    $80.6   ($ 74.5)    $ 75.4   $123.2

Income (loss)  per common and
common equivalent share
Primary:
From continuing operations      $ 2.27   $  2.38 $     .68   $ 2.15  $  6.81
From discontinued operations                         (4.08)     .24    (1.44)
From cumulative effect of accounting
  changes                        ___         ___       .55    _____     _____
Net income (loss)              $ 2.27     $ 2.38 ($   2.85)  $ 2.39   $  5.37

Fully Diluted:
From continuing operations     $ 2.24    $  2.33  $    .68    $ 2.12  $  4.94
From discontinued operations                         (4.08)       23    (1.00)
From cumulative effect of accounting
changes                                                .55
Net income (loss)             $  2.24  $    2.33 ($   2.85) $  2.35  $   3.94


Capitalization (at end of period)
Total assets                 $1,797.2    $1,492.9   $ 952.9   $871.0  $ 678.9
Long-term and revolver debt   $ 687.4    $  603.3   $ 356.8   $211.9  $ 202.7
Preferred stock                             111.2     111.2    111.2
Common shareholders' equity     575.5       410.4     270.2    385.6    333.3
Total capitalization         $1,262.9    $1,124.9   $ 738.2  $ 708.7  $ 536.0

Other Information
Ratio of long-term and
 revolver debt to
 total capitalization            .54          .54       .48      .30     .38
Current ratio                    1.8          2.2       2.6      1.6     1.6
Book value per share         $ 15.53      $ 12.60 $    9.10  $ 12.78  $ 11.15
Cash dividends per share     $   .62    $     .60   $   .60 $    .60 $    .60

___________________________________

(a) Reflects Seminole Fertilizer Corporation, acquired on July 1, 1989, as a discontinued operation for all applicable periods.

(b) Reflects the provision for income taxes for 1992 - 1994 at regular tax rates pursuant to the provisions of SFAS No. 109 adopted January 1, 1992.


Item 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.

Introduction

     1994 was an acceptable year for Tosco. Net income was $83.8 million including a $17.7 million inventory valuation recovery and a $6 million environmental cost accrual.
Excluding these non-cash items, Tosco's results for 1994 declined from 1993 due to weak refining margins, reduced production levels, and higher costs. These negative factors overshadowed strong operating results from Tosco's entry into retail marketing and the achievement of investment grade credit ratings on its senior debt.

Results of operations - 1994

                              For the Year Ended December 31,
                               1994                  1993
                                    (Thousands of Dollars)

Sales                          $  6,365,757           $3,559,217
Cost of sales                     6,105,293            3,307,492
Inventory valuation
(recovery) writedown                (17,651)              17,651
Environmental cost accrual            6,000
Operating contribution              272,115              234,074

Selling, general, and
 administrative expense              84,123             58,174
Net interest expense                 54,143             44,146
Pre-tax income                      133,849            131,754
Provision for income taxes           50,006             51,175
Net income                       $   83,843       $     80,579



Refining Data Summary
Year ended December 31, 1994 and 1993
(In thousands of B/D except for refining margins)

                          Avon        Bayway(a)(b)  Ferndale  Consolidated(b)
                       1994   1993    1994    1993    1994     1994      1993
Crude and other
raw materials           160.6  166.3   252.2   259.2  90.6     503.4     425.5

Petroleum products
produced:
Clean products          132.7  137.6   204.8    213.9  62.8     400.3     351.5
Other finished
products                 26.7   26.5    51.5     50.5  25.7     103.9      77.0
Total finished
products produced       159.4  164.1   256.3    264.4  88.5     504.2     428.5

Refining margin
per charge barrel (c) $  6.79  $8.03  $3.02     $3.47 $4.54     $4.50     $5.60


(a) Bayway's refining margins include the results of hedges on a varying percentage of Bayway's production.

(b) Refining margins for the Bayway Refinery for 1994 were adversely impacted because of the scheduled shutdown of the fluid cat cracker during which the volume and mix of finished products produced is not representative of normal operations.

(c) As illustrated by the table, refining margins vary significantly by refinery. This variance is due to a number of reasons including marketing conditions in the principal areas served by the refineries, their configuration and complexity (ability to convert raw materials into clean products), and maintenance schedules.

     Tosco earned $83.8 million, or $2.24 per fully diluted share, on sales of $6.4 billion for 1994 compared to $80.6 million or $2.33 per fully diluted share, on sales of $3.6 billion for 1993. Earnings per fully diluted share for 1994 fell by $.09 per share while income rose by $3.3 million because of the issuance of 2,990,000 shares of Common Stock in December 1993. Tosco's acquisitions and expanded wholesale operations were the principal reasons for the increase in sales and cost of sales for 1994 compared to 1993. In April 1993, Tosco purchased the Bayway Refinery and related assets from Exxon Corporation. In December 1993, Tosco acquired, through long-term lease, Northville Industries' Long Island, New York oil distribution system and purchased the Ferndale Refinery and retail marketing operations in the Pacific Northwest from BP Exploration & Oil Inc. (BP). In August 1994 and mid-December 1994, Tosco expanded its retail system through the acquisition, under long-term lease arrangements, of the retail marketing operations of BP in Northern California and Exxon in Arizona, respectively.

     Results of operations for 1994 include the reversal of the $17.7 million ($10.7 million after tax, $.29 per share) writedown of LIFO inventories incurred in 1993 due to the recovery of prices during 1994. Tosco also recorded a $6 million ($3.6 million after tax, $.10 per share) environmental cost accrual for probable investigative and remedial liabilities at former operating locations. See
Note 15 to the Consolidated Financial Statements.

     Tosco generated an operating contribution (income before selling, general and administrative expense, net interest expense and income taxes) for 1994 of $272.1 million from its three refineries and retail marketing operations, an increase of $38.0 million over 1993.

     Tosco Northwest, whose operations encompass retail marketing operations, the Ferndale Refinery and related commercial activities, produced an operating contribution of $118.6 million in its initial year of operations due to strong retail margins, good production results from the Ferndale
Refinery, and good refining margins in the Pacific
Northwest. The Ferndale Refinery processed 90,600 barrels per day (B/D) of raw materials for 1994, a 17,100 B/D improvement over 1993 production results under previous management. Refining margins (the difference between the price of refined products produced for sale and raw material costs) were $4.54 for 1994 due to better than anticipated prices, especially for residual fuels, while retail margins averaged $.10 per gallon on sales volumes of 2.1 million gallons per day. Following the completion of the Northern
California and Arizona transactions in August and December
1994, respectively, retail margins increased to $.12 per gallon on sales volumes of 2.7 million gallons per day.

     The Avon Refinery and its related commercial operations experienced a decline in operating contribution from 1993 due to reduced production levels and poor refining margins. Raw material throughput rates for 1994 fell by 5,700 to 160,600 B/D while production of clean transportation fuels (gasoline, diesel, and jet fuel) fell by 4,900 B/D to 132,700 B/D. Scheduled turnaround maintenance on the fluid coker, which was completed during the second quarter of 1994, was the primary reason for the fall in production. Tosco also reduced production levels in early December 1994 in response to poor refining margins and to prepare for an early start of the major upgrade and turnaround of the fluid catalytic cracking unit (cat cracker) which occurred in January 1995.

     Avon's refining margins for 1994 declined by $1.24 to $6.79, the lowest since 1987. Increases in raw material costs were not matched by increases in product prices because of excess supply, highly competitive markets and the lingering effects of the recession in California, Avon's principal market, which lagged the improvement in the national economy.

     Bayway's operating contribution for 1994 includes the reversal of the $17.7 million writedown of LIFO inventories recorded in 1993. Excluding the inventory valuation, Bayway's operating contribution for 1994 declined from the
approximate nine month operating period of 1993.   The
decline in operating contribution was primarily due to reduced production, weak refining margins and higher distribution costs. Raw materials processed declined by 7,000 B/D to 252,200 B/D while production of clean products declined by 9,100 B/D to 204,800 B/D due to scheduled turnaround maintenance of the fluid cat cracker, the world's largest and Bayway's principal gasoline production unit, during the third quarter of 1994. Bayway also reduced production runs in early December in response to weak refining margins in the Northeast and to perform some minor but necessary maintenance of production units.

     Refining margins, including results of hedges designed to lock in a predetermined level of refining margins on a percentage of Bayway's production, averaged $3.02 for the year, a decline of $.45 from 1993. Bayway, like Avon, was not able to match increases in raw material costs with comparable increases in product prices, due to excess supply in highly competitive markets. In addition, fourth quarter margins were negatively impacted by mild winter weather and market uncertainty over the introduction of cleaner burning but higher cost reformulated gasoline (RFG). Certain areas in the Northeast elected to opt out, and were permitted to
do so by the federal government, of their voluntary participation in the RFG program (mandated by federal regulations for the largest metropolitan areas of the United
States).   Operating costs were also impacted by higher
distribution costs as Bayway expanded its terminal distribution network and commercial operations.

     Selling, general and administrative (SG&A) expense for 1994 increased by $25.9 million to $84.1 million due to Tosco's expanded operations. SG&A expense for 1994 was reduced by insurance recoveries of $3.5 million (related to now-settled litigation with the predecessor owners of the Avon Refinery over environmental matters) and $1.0 million (related to a retroactive adjustment of prior year medical costs based on favorable claim experience). See Note 15 to the Consolidated Financial Statements.

     The increase in net interest expense for 1994 is primarily due to higher levels of debt related to Tosco's acquisitions and their associated working capital requirements and higher short-term interest rates.

     The provision for income taxes for 1994 reflects a 1.5% reduction in the annual effective income tax rate and recognition of $2.9 million of revised income tax benefits related to Tosco's former activities. The effective rate reduction is attributable to revised state income tax allocation factors and estimated California investment tax credits. The provision for income taxes for 1993 included prior year tax credits of approximately $2.5 million which were finalized in tax returns filed in October 1993.

Results of operations - 1993

     Tosco's continuing operations earned $80.6 million, or $2.33 per fully diluted share, on sales of $3.56 billion for 1993 as compared to income from continuing operations of $30.2 million, or $.68 per fully diluted share, on sales of $1.86 billion for 1992. Continuing operations exclude the results of Tosco's former phosphate fertilizer operations.

     Tosco's operating contribution of $234.1 million for 1993 increased by $126.4 million over 1992 due to a $74.8 million increase in operating contribution from Avon and its related commercial activities and an operating contribution of $51.6 million from Bayway and its related commercial activities. Avon's improvement in operating contribution was primarily attributable to record production rates, improved refining margins and lower environmental cost accruals, partially offset by the increased refinery and product distribution costs associated with higher levels of production. Raw material throughput rates averaged a record 166,310 B/D for 1993 (versus 152,510 B/D for 1992) and production of clean transportation fuels also averaged a record 137,610 B/D (versus 126,570 B/D for 1992). Refining margins improved by $.70 to $8.03 per barrel as per barrel costs of raw materials fell by more than the sales value of refined products produced. The improved margins (achieved despite the sluggish economy, especially in California) were assisted by the completion and start up of facilities for the production of low-sulfur, low-aromatic diesel fuel meeting the California Air Resources Board's (CARB) cleaner burning fuel standards effective October 1, 1993.

     Bayway achieved an operating contribution of $51.6 million, after an inventory writedown of $17.7 million, for the period April 8, 1993 to December 31, 1993 due to strong refinery performance in a period of lackluster margins. Raw material throughput averaged 259,250 B/D while production of clean transportation fuels and total production averaged
213,980 and 264,490 B/D, respectively. Refining margins, including net realized results of hedges, averaged $3.47 per barrel while refinery and distribution expenses together averaged approximately $2.55 per barrel.

     Consolidated selling, general and administrative expense of $58.2 million for 1993 increased by $19.4 million over 1992 primarily due to the acquisition of Bayway (including approximately $7.5 million of non-recurring costs incurred in establishing commercial, accounting and general and administrative functions at Bayway).

     Consolidated net interest expense for 1993 of $44.1 million increased by $26.2 million over 1992. Net interest expense for 1992 includes $12.8 million of intercompany interest income from discontinued operations and the writeoff of approximately $3.6 million of deferred financing costs related to previously outstanding indebtedness. Without the effect of these two items, consolidated net interest expense for 1993 increased by $17 million as the costs of higher levels of debt (resulting from the purchase of Bayway and its associated working capital requirements) more than offset the benefits of lower interest rates.

     The provision for income taxes for 1993 includes the 1% increase in federal income tax rates effective January 1, 1993 as well as tax credits of approximately $2.5 million which were finalized in tax returns filed in October 1993.

Results of operations - 1992

     Tosco's continuing operations earned $30.2 million, or $.68 per fully diluted share, on sales of $1.86 billion for 1992 as compared to income from continuing operations of $68.1 million, or $2.12 per fully diluted share, on sales of $1.61 billion for 1991. After discontinued operations and the cumulative effect of accounting changes, a net loss of $74.5 million, or $2.85 per fully diluted share, was incurred for 1992. Continuing operations generated an operating contribution of $107.7 million for 1992, a decrease of $9.5 million from 1991. The decrease was attributable to the $25 million environmental cost accrual (an increase of $21 million over the $4 million accrual of 1991) which more than offset the $11.5 million improvement in operating margins.
The improvement in operating margins was achieved through the then-record production rates at the Avon Refinery. Raw material throughput rates averaged 152,510 B/D in 1992
(versus 139,980 B/D in 1991), while production of petroleum products increased to 151,130 B/D (versus 137,150 B/D in
1991). Production of clean transportation fuels also achieved then-record levels, increasing from 110,550 B/D to 126,570 B/D for 1992. Despite these record production rates, refining margins declined by $.33 per barrel to $7.33 for 1992. In view of the poor margins, which averaged $6.23 for the fourth quarter, scheduled 1993 maintenance of refinery processing units was accelerated into 1992.
Operating results for 1992 were also negatively impacted by higher distribution costs associated with expanded commercial activities and the use of additives and oxygenates in gasoline.

     Selling, general, and administrative expense for 1992 increased by $8.5 million over 1991 primarily because of higher costs of professional services ($3.6 million, primarily legal costs related to litigation against the predecessor owners of the Avon Refinery concerning environmental issues), workers compensation and general liability insurance ($1.0 million), as well as the full year costs of expanded commercial activities.

     Net interest expense for 1992 includes the writeoff of approximately $3.6 million of deferred financing costs related to the refinancing of previously outstanding Bank indebtedness. Without the writeoff, net interest expense for 1992 would have been approximately $2.1 million lower than 1991, as the benefits of lower interest rates and higher levels of invested cash more than offset the costs of higher levels of outstanding debt.

     Tosco recorded a loss of $105 million for the estimated loss on disposition of Seminole Fertilizer Corporation (Seminole) including a provision for estimated future costs and operating results until expected disposition dates.
Seminole sold its principal operating assets in April 1993 and entered into an agreement to sell the remainder in the first quarter of 1994. See Note 4 to the Consolidated
Financial Statements.

     Effective January 1, 1992, Tosco adopted Statement of
Financial Accounting Standards (SFAS) No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions"
(electing to prospectively amortize its postretirement benefits obligation) and SFAS No. 109, "Accounting for Income Taxes," and changed its accounting policy for turnaround costs. The cumulative effect of the changes in accounting for income taxes and turnaround costs was $13 million or $.44 per share, and $3.2 million or $.11 per share, respectively.

Outlook

     Results of operations continue to be determined principally by two factors: the operating efficiency of the refineries, and refining and retail marketing margins.

     Tosco's processing units are periodically shut down for turnaround maintenance as the units reach the end of their normal operating cycle. The scheduled turnarounds of the Avon fluid coker and the Bayway cat cracker, the refineries' principal conversion and gasoline production units, were completed in 1994 and are not expected to undergo turnaround maintenance for three to four years. Avon's cat cracker and the processing units at the Ferndale Refinery were shutdown for turnaround maintenance beginning in January and February 1995, respectively. The Avon cat cracker returned to service in early March and the Ferndale Refinery is scheduled to be back in full operation by April 1995. Significant turnaround activity is not scheduled for the balance of 1995 at the three refineries and, assuming reasonable margins, Tosco expects to operate the refineries at high production levels for the balance of 1995.


     Tosco is not able to predict the level or trend of refining and retail margins because of uncertainties with oil markets. However, Tosco is not optimistic about the level of refining margins for 1995 despite the strengthened national economy, in light of the present highly competitive market and the increasing costs of complying with government-mandated clean fuel standards. In addition, Congress is expected to reconsider the current ban on exports of crude oil from the Alaska North Slope (ANS) this year. If passed, the legislation would likely lead to higher crude oil costs for Tosco and other domestic refiners. Tosco may not be able to recover these higher crude costs in the market. Given this serious outlook, Tosco has implemented programs to lower operating and SG&A costs and enhance the productivity and reliability of its operations.

     Tosco's expansion into retail marketing has been successful in providing earnings stability in a period of poor refining margins. Tosco expects to enhance its existing retail assets and continue to pursue acquisitions that allow an attractive rate of return and complement its existing refining and retail systems.

Cash flows and liquidity - 1994

     As summarized in the Statement of Cash Flows, cash decreased by $31 million during 1994 as cash used in investing activities of $252 million exceeded cash provided by operating and financing activities of $126 million and $95 million, respectively.

     Cash provided by operating activities of $126 million was from cash earnings of $192 million (net income plus depreciation, amortization, the environmental cost accrual and deferred income taxes minus the inventory valuation recovery), and from other sources of $6 million, partially reduced by an increase in working capital of $72 million.

     Net cash used in investing activities totaled $252 million, primarily for capital additions and deferred turnaround expenditures of $160 million and $76 million, respectively, increases in other assets of $15 million and a net transfer to Tosco's former fertilizer operations for payment of liabilities of $9 million, partially offset by a $10 million return of Tosco's investment in Continental-Tosco Limited Partnership.

     Cash generated from financing activities totaled $95 million as net borrowings under the revolving credit facility of $86 million and short-term bank borrowings of $42 million exceeded dividend payments of $28 million and debt and other payments totaling $5 million.

     Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) increased by $67 million during 1994 due to an increase of $98 million in unused credit facilities partially offset by a decrease in cash and equivalents of $31 million. Tosco amended its revolving credit facility to support its expanded working capital requirements due to its acquisitions. At December
31, 1994, liquidity totaled $213 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months).

Capital Expenditures and Capitalization

     Capital spending programs continue to address compliance with environmental regulations and permits, operating flexibility and reliability, personnel/process safety, reformulated fuel specifications, and most recently, retail expansion and modernization. Tosco spent $160 million on budgeted capital projects in 1994 and accrued approximately $11 million of participation payments based on Tosco's interpretation of its agreement with BP. See Note 2 to the Consolidated Financial Statements. The Avon Refinery underwent several significant upgrades during 1994, including improvements and expansion of its cat feed hydrotreater and alkylation unit, and the Bayway Refinery increased its storage capacity with the construction of two 250,000-barrel crude tanks. Pump credit card readers and convenience store upgrades were implemented to enhance the efficiency and attractiveness of the retail stations.

     During the second quarter of 1994, Tosco's Board of Directors approved a $25 million project for the refurbishment and improvement of the Avon Refinery's 65,000
B/D cat cracker. This expansion project, which is expected to produce a five percent volume increase in clean transportation fuels, was completed during the scheduled turnaround of the unit in the first quarter of 1995.


     In 1996, gasoline sold in California must meet new specifications enacted by the California Air Resources Board
(CARB) (CARB Phase II gasoline). The Avon Refinery's reformulated gasoline project, budgeted at $100 million, will convert a significant portion of its current production to CARB Phase II gasoline. Tosco entered into a long-term exchange agreement with Chevron USA Products Company which will provide Tosco, commencing in 1996, with 30,000 B/D of CARB Phase II gasoline in exchange for 30,000 B/D of conventional grade gasoline. The product exchange agreement extends to 2003. Tosco expects that the supply of CARB Phase II gasoline from this exchange, and from Tosco's own planned production, will equal approximately 80% of the Avon Refinery's current gasoline production.

Tosco's retail capital spending program will focus on building new stations, remodeling existing facilities, and acquiring new locations.

     Tosco expects to fund its 1995 capital expenditures from cash provided by operations. Tosco may, depending upon market conditions, offer debt securities (to exchange existing debt and/or to pay down cash borrowings under its revolving credit agreement) or expand its revolving credit availability.

     In 1994, Bayway entered into a twelve-year tanker agreement with Neptune Orient Lines, Ltd. for the charter of four
100,000 DWT crude oil tankers. The tankers will be built to maximize the use of the Bayway Refinery's dock receiving facilities as well as to meet the requirements of the U.S.
Oil Pollution Act of 1990. The first tanker is expected to be delivered in the second half of 1996. Bayway also entered into a long-term lease agreement with Statia
Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada. The four tankers will be used to move crude oil from the Nova Scotia storage location to the Bayway
Refinery or in direct shipments to other locations. In September 1994, Bayway announced that it had entered into a letter of intent pursuant to which the Huntsman Chemical Corporation (Huntsman) would build an ethylbenzene plant at the Bayway Refinery and purchase feedstocks produced by the Bayway Refinery. In January 1995, Huntsman delayed the proposed construction project. Bayway does not anticipate any significant impact on its results due to this delay.

     At December 31, 1994, total shareholders' equity was $576 million, an increase from December 31, 1993 of $54 million due to net income ($84 million) less dividend and other payments ($30 million). In September 1994, Tosco increased its quarterly dividend by $.01 per share to $.16 per share. Debt, including current maturities and short-term bank borrowings, increased by $126 million to $730 million at the end of 1994, primarily due to the expansion of Tosco's operations.

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

Risk Management

     Tosco uses a variety of strategies to reduce commodity price, interest and operational risks.

     As discussed in Note 3 to the Consolidated Financial Statements, Tosco, at times and when able, uses futures contracts to lock in what it believes to be favorable margins on a portion of Bayway's production by taking offsetting long (obligation to buy at a fixed price) positions in crude oil and short (obligation to deliver at a fixed price) positions in gasoline and heating oil futures and forward contracts. This strategy hedges Bayway's exposure to fluctuations in refining margins and therefore reduces the volatility of operating results. In addition, Tosco enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to hedge sales prices of the Bayway Refinery's residual fuels production. At December 31, 1994, Bayway had hedged approximately 12% and 6% of its expected first quarter and annual 1995 production, respectively, at acceptable historical margins. Tosco utilizes futures and forward contracts to a lesser extent to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of foreign crude oil that Bayway refines and the cost of domestic crude oil.


     Tosco manages its interest rate risk by maintaining an appropriate mix of fixed rate and floating rate debt. Currently, floating rate debt, primarily borrowings under the Revolving Credit Facilities which provide up to $450 million of revolving credit availability, is used to finance Tosco's working capital requirements. Existing fixed rate debt consists primarily of $450 million of mortgage bonds issued in 1992 and 1993 to refinance previously outstanding floating rate bank debt and to finance the acquisition of capital assets including the acquisition of the Bayway Refinery. As required by the previously outstanding bank debt agreement, Tosco entered into an interest rate swap agreement which converted a predetermined percentage of floating rate bank term debt ($49.5 million at December 31, 1994) to fixed rate term debt. The interest rate swap expires in the second quarter of 1996.

     Tosco carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While Tosco believes that it is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances would have to be paid out of general corporate funds, if available. See Note 3 to the Consolidated
Financial Statements for a discussion of Tosco's strategy to reduce credit risk.




Item 8.Financial Statements and Supplementary Data


   The financial statements and supplementary data required by
Part II, Item 8, are included in Part IV, as indexed at Item
14(a)(1) and (a)(2).

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

   There is hereby incorporated by reference the information appearing under the caption "Nominees for Election" in the registrant's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. See also the information appearing under the caption "Executive Officers of the Registrant" appearing in Part I.

   Tosco is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until the next Annual Meeting of the Board of Directors.

Item 11.  Executive Compensation

There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the registrant's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

There is hereby incorporated by reference the information appearing under the caption "Stock Ownership of Officers and Directors" and "Other Matters - Certain Security Holdings" in the registrant's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the registrant's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.


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

    4(a). Form of Indenture between Registrant and IBJ Schroder Bank and Trust Company, as Trustee, relating to 9% Series A First Mortgage Bonds due March 15, 1997 and 9 5/8% Series B First Mortgage Bonds due March 15, 2002. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated March 4, 1992.

    4(b). Form of Indenture among Registrant, Bayway Refining Company and the First National Bank of Boston, as Trustee, relating to 8 1/4% First Mortgage Bonds due 2003. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-4 dated April 29, 1993.

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

    10(b). Amendatory Agreement No. 1 dated as of June 7, 1993 to Credit Agreement among Tosco Corporation, Seminole Fertilizer Corporation and Bayway Refining Company, as Borrowers, and the Banks named therein, as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston, as Agent and Arranger. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

    10(c). Amendatory Agreement No. 2 dated as of December 10, 1993 to Credit Agreement among Tosco Corporation, Seminole Fertilizer Corporation and Bayway Refining Company, as Borrowers, and the Banks named therein, as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston, as Agent and Arranger. Incorporated by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

    10(d). Amendatory Agreement No. 3 dated as of March 31, 1994 to Credit Agreement among Tosco Corporation, Seminole
Fertilizer Corporation and Bayway Refining company, as Borrowers, and the Banks named therein , as Banks, and The
Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston, as Agent and Arranger.

    10(e). Amendatory Agreement No. 4 dated as of May 9, 1994 to Credit Agreement among Tosco Corporation, Seminole Fertilizer Corporation and Bayway Refining Company, as Borrowers, and the Banks named therein , as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston, as Agent and Arranger.

    10(f). Amendatory Agreement No. 5 dated as of August 16, 1994 to Credit Agreement among Tosco Corporation, Bayway Refining Company and Tosco Europe Limited, as Borrowers, and the Banks named therein , as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston, as Agent and Arranger.

    10(g). Amendatory Agreement No. 6 dated as of December 28 1994 to Credit Agreement among Tosco Corporation, Bayway Refining Company and Tosco Europe Limited, as Borrowers, and the Banks named therein , as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston, as Agent and Arranger.

    10(h). Exchange Agreement dated October 2, 1986, between Registrant and Atlantic Richfield Company. Incorporated by reference to Exhibit 10(aa) to Registration Statement filed by Registrant on Form S-1 under the Securities Act of 1933 (No. 33-9578).

    10(i) Severance Agreement dated November 15, 1989, between Registrant and James M. Cleary. Incorporated by reference to Exhibit l0(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990. Schedule identifying similar agreement between Registrant, or its subsidiaries, and another employee. Amendments, effective as of January 1 and February 1, 1993, to said Agreements. Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

    10(j). Severance Agreement dated January 1, 1993 between Registrant and Thomas D. O'Malley including schedule identifying similar agreements between Registrant, or its subsidiaries, and four of its employees. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


    10(k). Indemnification Agreement dated September 30, 1987, between Registrant and James M. Cleary, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

    10(l) Consulting Agreement dated January 1, 1990 between the
Registrant and Clarence G. Frame.  Incorporated by reference to
Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

    10(m). Sale and Purchase Agreement for Bayway Refinery and Related Facilities dated December 10, 1992 between Exxon Corporation and Bayway Refining Company. Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

    10(n) Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No. 35P73, dated February 22, 1990 between Texaco Trading and Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.


    10(o) Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No. 17P77, dated April 13, 1988 between Texaco Trading and Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

    10(p). Crude Oil Supply Agreement dated December 28, 1993 between BP Oil Supply Company and Tosco Corporation.
Incorporated by reference to Exhibit 10(r) to Registrant's
Annual Report on Form 10-K for the fiscal year ended December
31, 1993.

    10(q). Trademark License Agreement dated December 28, 1993 between British Petroleum Company p.l.c. and Tosco Corporation. Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Schedule Identifying (i) Amended and Restated Trademark License Agreement between British Petroleum Company p.l.c. and Tosco Corporation dated as of August 1, 1994 and (ii) Trademark License Agreement (California) between BP
Oil Marketing Inc. and Tosco Corporation dated as of August 1, 1994. These agreements extended the term of the original agreement and expanded the territory of the original agreement.

    11. Statement regarding computation of per share earnings.
See Exhibit 11 to Financial Statements (page F-28), as required by Item 8 and appearing in Item 14 hereof.

    21. A list of all subsidiaries of the Registrant.

    23. Consent of Coopers & Lybrand.

    27. Financial Data Schedule

    99. Condensed Consolidating Financial Information and Report of Independent Accountants.

    (b).  Reports on Form 8-K

         None

    (c).  Financial Statement schedules required by Regulation
S-X are excluded from the Annual Report to Shareholders by Rule 14a-3(b)(1). See Schedule VIII to the Financial
Statements, as required by Item 8, and appearing under Item 14 hereof.

             TOSCO CORPORATION AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Financial
Statement Schedules Filed with the Annual Report of the Company on Form 10-K
              Year Ended December 31, 1994


                                                   Page

Report of Independent Accountants                    F-2
Consolidated Balance Sheets as of
December 31, 1994 and 1993                           F-3

Consolidated Statements of
Operations for the Years Ended
December 31, 1994, 1993 and 1992                     F-4

Consolidated Statements of
Cash Flows for the Years Ended
December 31, 1994, 1993 and 1992                    F-5

Consolidated Statement of Common
Shareholders' Equity for the Years Ended
December 31, 1994, 1993 and 1992                   F-7

Notes to Consolidated Financial Statements   F-8  to F-26

Financial Statement Schedules:

VIII -   Valuation and Qualifying Accounts        F-27

Financial Exhibits                F-28-F-33

Financial statement schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Tosco Corporation


We have audited the consolidated financial statements and the financial statement schedule of Tosco Corporation and subsidiaries listed in the index on page F-1 of this Form
10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tosco Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for turnarounds, income taxes and postretirement benefits other than pensions.

COOPERS & LYBRAND L.L.P.

Oakland, California
March 3, 1995

             TOSCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                   (Thousands of Dollars)
                                            December 31,
                                           1994     1993
ASSETS
Current assets
Cash and cash equivalents                 $ 23,793  $  55,091
Short-term investments
and deposits                                30,829     30,035
Trade accounts receivable,
less allowance for uncollectibles
of $8,392,000 (1994) and
$5,091,000 (1993)                          291,772   174,285
Inventories                                463,637   362,284
Prepaid expenses and
other current
assets                                      43,258    44,863
 Deferred income taxes                       6,160    12,123
Total current assets                       859,449   678,681

Property, plant and
equipment, net                             822,057   715,788
Deferred turnarounds                        74,849    24,807
Deferred income taxes                        6,998    37,108
Other deferred charges
and assets                                  33,853    36,475

Total assets                         $ 1,797,206 $1,492,859

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable                       $  328,572  $  223,407
Accrued expenses
and other liabilities                     151,561      87,623
Total current liabilities                 480,133     311,030

Revolver debt                             233,000     147,000
Long-term debt                            454,429     456,306
Other liabilities                          14,338      12,433
Environmental cost liability               35,382      29,440
Net liabilities of
discontinued operations                     2,526      11,733
Deferred income taxes                       1,934       3,273

Shareholders' equity
 $4.375 Series F Cumulative Convertible
 Preferred Stock -$1.00 par value -
 Authorized 2,500,000 shares; issued
 and outstanding 2,300,000 shares (1993)
(liquidation preference of $115,000,000)               111,197
Common shareholders' equity:
Common Stock $.75 par value, 50,000,000
 shares authorized, 39,598,900 (1994)
 and 34,811,158 (1993) shares issued         29,702      26,112
 Capital in excess of par value             640,078     534,727
 Retained earnings (deficit)          (      25,436)   ( 81,512)
Reductions from capital                 (    68,880)  (  68,880)
 Total common shareholders' equity          575,464     410,447
Total shareholders' equity                  575,464     521,644

Total liabilities and
shareholders' equity                      $1,797,206  $1,492,859

The accompanying notes are an integral part of these financial statements.

           TOSCO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
           (Thousands of Dollars Except Per Share Data)

                                     Year Ended December 31,
                                    1994         1993       1992

Sales                               $6,365,757   $ 3,559,217  $ 1,860,969

Cost of sales                        6,105,293     3,307,492    1,728,305
Inventory valuation
(recovery) writedown                 (  17,651)      17,651
Environmental cost accrual               6,000                    25,000
Selling, general and administrative
 expense                                84,123        58,174      38,728
Interest expense                        58,315        48,868      23,941
Interest income                        ( 4,172)    (   4,722)   (  6,018)
                                     6,231,908     3,427,463    1,809,956
Income from continuing
operations before provision for
income taxes and
 cumulative effect of accounting
changes                                133,849      131,754       51,013
Provision for income taxes              50,006       51,175       20,766
Income from continuing
operations before cumulative effect
of accounting changes                   83,843       80,579       30,247
Discontinued
operations, net of income taxes:
Loss from operations,
net of income taxes of $10,625,000                           (    15,905)
Estimated loss on disposal, net of income taxes
of $79,531,000                                                (  105,000)
Loss from discontinued operations                             (  120,905)
Income (loss) before
cumulative effect of accounting
changes                                 83,843        80,579  (   90,658)
Cumulative effect of changes in accounting for:
Income taxes
Continuing operations                                             56,000
Discontinued operations                                       (   43,000)
 Turnarounds, net of taxes                                         3,203

Net income (loss)                       83,843         80,579  (  74,455)

Preferred stock
dividend requirements              (     6,293)  (      10,063) ( 10,063)

Income (loss)
attributable to common shareholders $   77,550    $     70,516 ($  84,518)

Income (loss) per common and common
     equivalent share:

Primary:
From continuing operations             $  2.27       $   2.38   $      .68
From discontinued operations                                   (      4.08)
From cumulative effect
of accounting changes                                                  .55
Income (loss) per share              $   2.27        $   2.38  ($     2.85)

 Fully diluted:
 From continuing operations        $     2.24        $   2.33   $      .68
From discontinued operations                                   (      4.08)
From cumulative effect of accounting
 changes                                                               .55
 Income (loss) per share             $   2.24        $   2.33   ($    2.85)

The accompanying notes are an integral part of these financial statements.

                    TOSCO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Thousands of Dollars)

                                          Year Ended December 31,
                                            1994          1993          1992
Cash flows from operating activities:
Net income (loss)                           $  83,843     $  80,579      ($  74,455)

Adjustments to arrive at net cash
 provided by operating activities:
Depreciation and depletion                     51,905        35,618          25,740
Write-off of deferred loan costs                                              3,645
Amortization of deferred items                 32,956        29,473          29,323
Inventory valuation (recovery) writedown     ( 17,651)       17,651
Environmental cost accrual                      6,000                        25,000
(Income) loss from discontinued operations                                  120,905
Cumulative effect of accounting changes                                   (  16,203)
Deferred income taxes                          34,734     (  10,189)          9,044
(Increase) decrease:
Trade accounts receivable                    (117,487)   (   83,431)      (  26,438)
Inventories                                 (  83,702)   (   95,389)      (   7,123)
Prepaid expenses and
other current assets                            1,605    (   16,020)      (   1,677)
Increase (decrease):
Accounts payable and accrued liabilities      127,607       151,236          61,578
Other liabilities and deferred gains            3,320         3,676           3,128
Other, net                                      2,390   (       532)          2,795
Net cash provided
by operating activities                       125,520       112,672         155,262

Cash flows from investing activities:
Purchase of property, plant and equipment   ( 160,119)   (   73,897)      (  69,133)
Purchase of Bayway assets,
including acquired inventories                            ( 317,630)       ( 17,500)
Purchase of Tosco
Northwest, including acquired inventories                 ( 159,981)
Increase in deferred turnarounds          (   76,045)    (    5,568)      (  13,928)
Increase in deferred charges and other
 assets                                   (   15,374)     (  18,087)     (   21,396)
Net proceeds from sale of
discontinued operations                                      91,217
Transfers (to) from discontinued
 operations                              (     9,207)        41,791       (  33,306)
Net change in short-term investments
and deposits                              (      794)         2,181       (  20,174)
Proceeds from (investment in)
 Continental-Tosco
 Limited Partnership                           9,519          4,880       (  16,194)
Net cash used in investing activities     (  252,020)    (  435,094)     (  191,631)

Cash flows from financing activities:
Proceeds from Bayway Mortgage Bonds                         150,000
First Mortgage Bond Offering
Proceeds                                                                    300,000
Debt principal payments                                                    (186,608)
Borrowings under revolver, net                86,000        147,000
Short-term borrowings                         41,500
Early retirement of debt                                (    50,000)
Principal payments under debt agreements   (   2,275)   (       795)     (    5,261)
Issuance of long-term debt                                                    1,500
Issuance of Common Stock, net of expenses                    88,418
Dividends paid on Preferred and
Common Stock                               (  27,767)   (    28,056)     (   27,825)
Purchase of equity securities                           (        14)     (   13,875)
Other, net                                 (   2,256)   (       713)            742
Net cash provided by financing activities     95,202        305,840          68,673
Net increase (decrease) in cash
and cash equivalents                      (   31,298)   (    16,582)         32,304
Cash and cash equivalents at beginning
 of year                                      55,091         71,673          39,369
Cash and cash equivalents at
end of year                                $  23,793      $  55,091       $  71,673

The accompanying notes are an integral part of these financial statements.



                  TOSCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                Supplemental Disclosures of Cash Flow Information
                          (Thousands of Dollars)

                                              Year Ended December 31,
                                           1994      1993        1992

Cash paid during the year:
Interest                                   $  54,059  $ 44,923    $  24,878
Income taxes                               $   9,891  $  2,576    $   6,612

The accompanying notes are an integral part of these financial statements.



                      TOSCO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                 (Dollar Amounts in Thousands)


                                                                               Reductions from Capital
                            Common Stock      Capital in      Retained         Treasury Stock,        Total Common
                              Issued          Excess of       Earnings         at Cost                    Shareholders'
                        Shares       Amount      Par Value       (Deficit)       Shares     Amount    Other    Equity

Balance January 1, 1992     31,819,518 $23,865      $449,327      ($ 31,755)     1,930,711   ($ 54,991) ($ 800)   $385,646

Net loss                                                          (74,455)                                        (74,455)
Dividends - Preferred stock                                     (  10,063)                                        (10,063)
Dividends - Common stock                                       (   17,762)                                        (17,762)
Purchase of Common Stock                                                       617,733      (13,875)              (13,875)
Payment of fractional
shares in cash                (4,231)                  (87)                                                     (      87)
ESOP note payment                                                                                         800          800
Exercise of stock options      5,933          4          86                                                              90
Other                           (62)                    (61)                                                      (      61)
Balance, December 31, 1992   31,821,158   23,869    449,265    (134,035)     2,548,444    ( 68,866)                 270,233

Net income                                                       80,579                                              80,579
Dividends - Preferred stock                                   (  10,063)                                          (  10,063)
Dividends - Common stock                                      (  17,993)                                          (  17,993)
Issuance of Common Stock    2,990,000    2,243   86,175                                                              88,418
Purchase of Common Stock                                                           597    (     14)               (      14)
Other                                            (  713)                                                                (713)
Balance, December 31,1993   34,811,158   26,112  534,727     ( 81,512)      2,549,041    (  68,880)                  410,447

Net income                                                    83,843                                                 83,843
Dividends - Preferred stock                                (   6,293)                                               ( 6,293)
Dividends - Common stock                                 (    21,474)                                              ( 21,474)
Exercise of stock options       3,333         2     46                                                                    48
Conversion of Series F
Preferred Stock             4,784,409    3,588  106,503                                                              110,091
Other                                           (1,198)                                                             ( 1,198)
Balance, December 31,1994  39,598,900  $29,702 $640,078  ($  25,436)      2,549,041   ($ 68,880)     $ -           $575,464

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

Nature of Business

     Tosco is an independent oil refiner and marketer of petroleum products with related distribution facilities and domestic and international commercial activities.

Reclassifications

     Certain previously reported amounts have been reclassified to conform to classifications adopted in 1994.

Cash, Cash Equivalents, Short-term Investments and Deposits

     Cash in excess of operating requirements is invested in certificates of deposit, government securities, commercial paper and other highly liquid investments. Investments with original maturities of more than three months and less than 12 months are classified as short-term investments and carried at cost which approximates market.

     Tosco purchased director and officer liability insurance coverage from its wholly owned subsidiary Loil Group Ltd.
(Loil), with limits of liability coverage of $14,000,000 and $13,200,000 at December 31, 1994 and 1993, respectively (an amount approximately equal to the amount of cash and investments of Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco. At December 31, 1994 the portfolio's carrying value of marketable investments which is considered "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" approximated fair value.

Inventories

     Inventories of raw materials and products are valued at the lower of cost, determined on the last-in, first-out (LIFO) basis, or market. The market value of LIFO inventories is measured on a consolidated basis.

Deferred Charges and Turnarounds

     Financing charges related to the acquisition or refinancing of debt are deferred and amortized over the term of the related debt using the effective interest method.

     Refinery processing units are periodically shut down for major maintenance (turnarounds). To provide for a better matching of costs with revenues, Tosco changed its accounting for turnaround costs, effective January 1, 1992, to one that results in the deferral and subsequent amortization of turnaround costs incurred on all significant processing units. The cumulative effect of this accounting change was a benefit of $3,203,000 (net of income taxes of $2,138,000) or $.11 per share for 1992. The cost of turnarounds is deferred and amortized on a straight-line basis over the expected period of benefit (the period to the next scheduled shutdown of the unit, which generally ranges from 24 to 48 months).

Property, Plant and Equipment

     Property, plant and equipment, including capitalized interest, are carried at cost less accumulated depreciation. Depreciation and amortization are provided over the estimated useful lives of the respective classes of assets utilizing the straight-line method. Expenditures which materially increase values, change capacities or extend useful lives are capitalized. Routine maintenance, repairs, and replacement costs are expensed. Cost of assets disposed of, less sales proceeds, is charged against accumulated depreciation unless extraordinary in nature or amount.

Excise Taxes

     Excise taxes collected on the sale of products are remitted to governmental agencies and are not included in sales, cost of sales or other expenses.

Environmental Costs

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.
Generally, the timing of these accruals coincides with completion of investigations and other studies or Tosco's commitment to a formal plan of action.

Postretirement Benefits

     Effective January 1, 1992 Tosco adopted Statement of
Financial Accounting Standards (SFAS) No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions," and elected to prospectively amortize its accumulated postretirement benefits liability.

Income Taxes

     Effective January 1, 1992, Tosco adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax liabilities and assets are adjusted for the estimated future tax effects attributable to "temporary differences" (differences between book and tax bases of assets and liabilities) at enacted tax rates. The cumulative effect of this accounting change was a benefit of $13,000,000 or $.44 per share for 1992.

Earnings Per Share

     Primary earnings per share are computed by dividing net income (loss) less preferred stock dividend requirements by the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share computations assume, unless the effect is to increase earnings per share or reduce loss per share, that all shares of previously outstanding convertible preferred stock were converted to common stock of Tosco (Common Stock) at the beginning of each period and that no preferred dividends were paid.

     The weighted average number of shares used in computing earnings per share are as follows:

                            Year Ended December 31
                             1994    1993     1992
                                 (In Thousands)

Primary                         34,214  29,679   29,618
Fully Diluted                   37,408  34,641   29,618

2. Acquisitions

     In April 1993, Bayway Refining Company (Bayway), a wholly owned subsidiary of Tosco, acquired the Bayway Refinery and related facilities (Bayway Refinery) from Exxon Corporation. The purchase price of approximately $175,000,000 (excluding acquired inventories of $164,630,000) plus related acquisition costs of $4,056,000 was fully allocated to the acquired assets based upon their fair values.

     In December 1993, Tosco acquired the Ferndale Refinery, retail marketing assets in the Pacific Northwest, and the right to market under the BP brand for five years (Tosco Northwest) from BP Exploration & Oil Inc. (BP). The purchase price of Tosco Northwest was $125,230,000 (excluding acquired inventories of $39,615,000) plus annual contingent participation payments over the five years following the acquisition of up to $50,000,000 and $100,000,000 based on the performance of the refining and retail marketing segments, respectively. Participation payments of approximately $11,000,000, based upon Tosco's interpretation of the agreement, were accrued for 1994 and recorded as additional fixed asset value.

     In August 1994, Tosco acquired additional retail marketing assets (primarily a 370 station system with approximately
130 company-controlled stations and a distribution terminal) in Northern California (BP California retail system) in purchase and long-term lease transactions. Tosco purchased improvements at the retail service station locations and entered into long-term operating leases for the balance of the assets, primarily land and equipment, with a special purpose entity which acquired such assets from BP (Note 14).
In addition, Tosco entered into a trademark licensing agreement with British Petroleum which expanded Tosco's license to market under the BP brand to seven additional western states for at least twelve years. The previous five year trademark license agreement for Washington and Oregon was also extended to a term of at least twelve years.

     In December 1994, Tosco acquired Exxon U.S.A.'s retail gasoline marketing assets (83 service station properties) in Arizona in purchase and long-term operating lease transactions similar to those used for the acquisition of the BP California retail system (Note 14). Tosco also entered into an Exxon branded distribution agreement with a minimum term of seven years.

3. Financial Instruments

     Tosco, at times and when able, uses commodity futures contracts primarily to lock in what it believes to be favorable margins between the sales value of refined products produced and the cost of raw materials purchased, on a varying percentage of Bayway's production, generally for periods not exceeding one year. In addition, Tosco enters into swap and forward contracts with counterparties (typically agreeing to sell at fixed prices and to buy at variable market prices, stated volumes of residual fuels in future periods) to hedge sales prices of Bayway's residual fuels production. Realized gains and losses on liquidated raw material futures contracts are deferred in inventory until the related refined products are sold. Tosco also uses commodity futures contracts to a lesser extent to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of foreign crude oil that Bayway refines and the cost of domestic crude oil.


     At December 31, 1994, Tosco had, as part of its hedging program, open long (obligation to purchase) and short (obligation to deliver) futures, swap and forward contracts for crude oil and products with a notional value (number of barrels under contract multiplied by the per barrel contract value) of approximately $200,000,000 and $311,000,000, respectively. The unrecognized net loss on open and closed futures and swap contracts of approximately $7,800,000 will be recognized or reversed in 1995 as an offset to realized margins on refined products sold.

     Pursuant to the requirements of the commodity exchanges, margin deposits for a percentage of the value of the futures contracts have been placed with commodity brokers. The margin deposits are classified as short-term deposits on the balance sheet.

Fair Values

     The carrying value of cash and cash equivalents, short-term investments and deposits, trade accounts receivable, and accounts payable and other current liabilities approximates fair value. Estimated fair values of other financial instruments and their method of determination, are as follows:

                                                      December 31,
                                                     1994                 1993
                                              Carrying  Fair        Carrying     Fair
                                              Value    Value       Value         Value
                                                        (Thousands of Dollars)

Mortgage and Exchange Bonds (a)               $450,000   $448,578    $450,000     $490,170
Revolving Credit Facilities (b)                233,000    233,000     147,000      147,000
Note collateralized by oil shale properties (c)  5,200                  6,306
Interest rate swaps,net asset (liability) (d)                 608                   (2,690)

(a) The fair value of these instruments reflects quoted market prices at the end of each year.

(b) Borrowings under the floating rate revolving credit facilities approximate fair value.

(c) These instruments are not publicly traded; therefore the fair value is not practicable to estimate.

(d) As required by a former loan agreement, Tosco entered into a five year interest rate swap agreement in 1991 which was intended to convert a predetermined percentage of floating rate bank term debt to fixed rate term debt. The notional amount (the amount upon which interest to be paid or received is calculated) of the interest rate swap was $49,500,000 and $63,500,000, at December 31, 1994 and 1993, respectively.
Concurrent with the retirement of the floating rate bank term debt, Tosco entered into a second interest rate swap agreement in 1992 pursuant to which Tosco received fixed rate interest and paid floating rate interest. In March 1993, Tosco terminated the second interest rate swap and received
$3,200,000 which is being amortized over the term of the agreement. The fair values indicated in the table represent the cost of terminating the first swap, net of the unamortized gain on the second swap.


Credit Risk

     Financial instruments which potentially subject Tosco to concentrations of credit risk consist principally of temporary cash investments, trade receivables and commodity futures, swap and forward contracts. Tosco does not believe that it has a significant credit risk on its futures, swap and forward contracts. Futures contracts are transacted through the New York Mercantile Exchange (NYMEX) and other large commodity exchanges with established collateral and credit criteria for participants. To reduce credit risk, temporary cash investments are spread among several high quality financial institutions, and Tosco conducts ongoing evaluations of its broad base of customers and counter parties and requires letters of credit or other collateral arrangements as appropriate.

4. Discontinued Operations

     On May 4, 1993, Seminole completed the sale of its principal operating assets to Cargill Fertilizer Inc. for approximately $127,000,000. The cash proceeds, net of amounts used to extinguish outstanding revolving credit borrowings, of $91,217,000 were paid to Tosco to reduce intercompany debt.
A 1992 loss of $105,000,000 was recorded for the estimated loss on sale of Seminole's principal operating assets including its 50% interest in the Fort Meade Chemical Products partnership (FMCP), and a provision for estimated operating losses during the phase-out period.

Net liabilities of the discontinued segment are as follows:
                             December 31,
                            1994      1993
                         (Thousands of Dollars)
Assets (a)               $  25,015      $   46,059
Long-term debt (b)     (    15,200)   (     32,982)
Other liabilities (c)  (    12,341)   (     24,810)
Net liabilities
of discontinued
operations             ($    2,526)    ($   11,733)

(a) Assets include a receivable for income taxes of $12,936,000 and $37,740,000 at December 31, 1994 and 1993,
    respectively, which will be utilized to reduce Tosco's consolidated tax liability.

(b) A subsidiary of Seminole sold its partnership interest in FMCP effective January 1, 1994. Pursuant to the sale agreement, the subsidiary remains obligated for its 50% share of the debt of FMCP.

(c) Under the terms of the 1993 sale agreement, Seminole executed promissory notes to Cargill totaling $14,500,000, payable in two equal installments on January 1, 1994 and 1995.



5. Inventories

                                              December 31,
                                             1994      1993
                                      (Thousands of Dollars)
Raw materials                             $ 163,866  $ 131,780
Intermediates                                24,603     26,723
Finished products                           272,462    202,670
Retail                                        2,706      1,111
                                          $ 463,637   $362,284


Results of operations for 1994 include the reversal (based on price levels at the end of 1994) of the $17,651,000 market valuation reserve recorded at December 31, 1993. The excess of replacement cost over the value of inventories based upon the LIFO method was $5,821,000 at December 31, 1994.

6. Deferred Charges and Other Assets

                                           December 31,
                                           1994      1993
                                    (Thousands of Dollars)
Deferred financing costs           $  15,332   $  15,223
Service station dealer advances        3,390
Deposits                               5,500
Investment in Continental-Tosco
  Limited Partnership (CT-LP)            216      10,180
Other assets                           9,415      11,072
                                   $  33,853   $  36,475

7.    Property, Plant and Equipment

                                 December 31,   Straight-Line
                                   1994     1993   Annual Rate

                              (Thousands of Dollars)

Land                            $  94,511  $  90,381
Refineries and related assets     821,517    768,708  4% to 15%
Retail marketing and
related assets                     50,866     30,550  5% to 20%
Furniture, fixtures
and improvements                   31,012     16,815  3% to 33%
Transportation equipment           10,120     23,391  4% to 33%
Mineral properties,
principally oil  shale
  interests (a)                    21,815     21,815
Natural gas properties              4,104      4,104
Construction in progress          109,264     45,769
                                1,143,209  1,001,533
Less accumulated
depreciation and
amortization                      321,152    285,745
                               $  822,057  $ 715,788

(a) At cost, net of impairments.

Expenditures for maintenance and repairs (excluding the amortization of turnaround costs) were $89,513,000, $74,596,000, and $53,480,000 for 1994, 1993 and 1992,
respectively.

8. Accrued Expenses and Other Liabilities

                                 December 31,
                                  1994         1993
                              (Thousands of Dollars)

Accrued taxes other
than taxes on income           $  71,964    $ 36,783
Accrued compensation
and related benefits              11,570       7,812
Accrued interest                  11,958      10,791
Income taxes
payable (receivable)         (     9,546)     13,766
Acquisition related
liabilities                       15,856      10,938
Other accrued costs                7,476       6,746
Short term borrowings (a)         41,500
Current installments
of long-term debt                    783         787
                              $  151,561  $   87,623

(a) At December 31, 1994 Tosco had short-term lines of credit which provide for cash borrowings for working capital purposes of up to $45,000,000, $41,500,000 of which was outstanding. Of this amount, $22,000,000 was collateralized by certain inventory. Cash borrowings are payable within 90 days and bear interest at alternative rates at Tosco's option. At December 31, 1994 the weighted average interest rate for these credit lines was 6.9%.

9. Long-term Debt

                                  December 31,
                                    1994        1993
                              (Thousands of Dollars)

Collateralized
First Mortgage Bonds (a) (c)   $ 300,000   $ 300,000
Exchange Bonds (b) (c)           150,000     150,000
Revolving Credit Facilities (c)  233,000     147,000
Note collateralized
by oil shale mining
properties (d)                     5,200       5,647

Uncollateralized                      12       1,446
                                 688,212     604,093
Less: Current installments.          783         787
                               $ 687,429   $ 603,306


(a) In March 1992, Tosco issued $300,000,000 of First
Mortgage Bonds (Bonds), comprised of $100,000,000 of 9%
Series A Bonds due March 15, 1997 and $200,000,000 of 9-5/8%
Series B Bonds due March 15, 2002. Interest on the Bonds is payable each March 15th and September 15th. The Bonds are non-callable and are collateralized by the Avon Refinery and certain related assets.

(b) In connection with the acquisition of the Bayway
Refinery, Tosco issued in a private placement $150,000,000 of 8-1/4% First Mortgage Bonds due May 15, 2003, guaranteed by Bayway, with interest payable semi-annually on May 15th and November 15th (Bayway Bonds). Proceeds for the sale of the Bayway Bonds, net of $2,325,000 of costs, were contributed as an equity investment to Bayway. The Bayway guarantee is collateralized by the Bayway Refinery and related assets and a guarantee of Tosco. Effective July 7, 1993, the Bayway Bonds were exchanged, pursuant to a registration statement, for a new series of publicly traded
8-1/4% First Mortgage Bonds (Exchange Bonds), the terms of which are substantially identical to the Bayway Bonds.

(c) In connection with the acquisition of Tosco Northwest, Tosco amended its revolving credit facility to increase credit availability from $350,000,000 to $450,000,000 (New
   Revolving Credit Agreement).  Cash borrowings under the New
   Revolving Credit Agreement bear interest, at the option of Tosco, at either the prime rate plus a margin ranging from zero to 1/4%, or at the Eurodollar rate plus a margin ranging from 1% to 1-1/2%. The incremental margin is dependent on the credit rating of the First Mortgage Bonds.
   A commitment fee of 3/8% per annum on the unused portion of the commitment is also due. The New Revolving Credit
   Agreement, which expires in April 1997, is collateralized by investments, accounts receivable and inventory.

   The loan agreements for the Bonds, the Exchange Bonds, and the New Revolving Credit Agreement contain covenants which limit Tosco's ability to incur additional indebtedness, pay dividends, acquire equity securities of Tosco, and make investments in certain subsidiaries and discretionary capital expenditures. In addition, the New Revolving
   Credit Agreement requires the maintenance of specified ratios and net worth. At December 31, 1994, Tosco was in compliance with all debt covenants.

(d) On December 17, 1987, The Oil Shale Corporation, a subsidiary of Tosco, exercised options to acquire certain oil shale mining claims (Ertl and Paraho oil shale properties in Rio Blanco County, Colorado) for a cash payment of $1,150,000 and execution of a promissory note of $11,562,000, payable in fifteen equal annual principal installments beginning on December 17, 1990. The promissory note, with a stated interest rate of 5%, was discounted, based upon long-term market rates, to a value of $6,356,000 at the date of issue.


Future Installments of Long-Term Debt

Maturities relating to long-term debt during the next five years are as follows:

Years Ending                             Thousands
December 31,                             of Dollars

  1995                                    $     783
  1996                                           771
  1997                                       333,771 (a)
  1998                                           771
  1999                                           771

(a)  Includes cash borrowings of $233,000,000 at December 31,
      1994 under the revolving credit facility and $100,000,000 First Mortgage Bonds.

Utilization of Revolving Credit Facility

                                        December 31,
                                        1994    1993
                                  (Thousands of Dollars)
 Revolving Credit Facility
 Cash borrowings                      $233,000   $ 147,000
 Letters of credit                      58,517     142,177
 Total utilization                     291,517     289,177
 Availability                          158,483      60,823
  Total credit line                   $450,000   $ 350,000

10.  Capital Stock

 Series F Preferred Stock

   In August 1994, Tosco called for the redemption on September 26, 1994 (the Redemption Date) of its shares of $4.375 Series F Cumulative Convertible Preferred Stock (Series F Stock). The redemption price was $53.0625 per share, plus $.486 per share in accumulated and unpaid dividends from August 16, 1994 to the Redemption Date. Of the 2,300,000 shares of Series F Stock outstanding, 2,296,644 shares were converted to shares of Common Stock and 3,356 were redeemed.

Common Stock

   In December 1993, Tosco received net proceeds of $88,418,000 from a public offering of 2,990,000 shares of Common Stock. Dividends paid on Common Stock of $.16 per share for the third and fourth quarters of 1994 reflected an increase of $.01 per share over prior quarterly dividend payments.


11.Stock Options and Shares Reserved For Issuance

   Tosco had three stock option plans in effect at December 31, 1994: the 1992 Stock Incentive Plan (1992 Plan), the 1989 Stock Incentive Plan (1989 Plan), and the Long Term Incentive Plan of 1979 (as amended) (LTIP). Grants may no longer be made under the LTIP; however, grants previously made may be exercised until they expire or terminate.

The 1989 and 1992 Stock Incentive Plans

   The 1989 and 1992 Stock Incentive Plans provide for the issuance to key employees, consultants, and non-employee directors of a maximum of 1,280,000 and 1,200,000 shares of Common Stock, respectively, in the form of stock options, restricted stock awards and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986), or as nonqualified options, including nonqualified stock options whose purchase price or vesting requirements are based on the employee's achievement of established performance objectives. Options may be exercised only within ten years from the date of grant. The exercise price of nonqualified stock options is determined by the Compensation Committee of the Board of Directors and may be less than the fair value of Common Stock on the date of grant. Awards under the 1989 and 1992 Plan may be granted until March 7, 1999 and March 13, 2002, respectively.

   Options to acquire an aggregate of 452,000 shares of Common Stock at prices ranging from $29.25 to $31.81 per share (the fair value of Common Stock on the respective dates of grant) were granted during 1994. Subject to the severance agreements with certain employees (Note 15), one-third of the options may be exercised at any time following the first anniversary of the date of grant and an additional one-third after each of the second and third anniversaries.

                                              Year Ended  December 31,
                                         1994                          1993                               1992
                                     Option Price                 Option Price                        Option Price
                                  Shares       Per Share          Shares     Per Share             Shares      Per Share

Outstanding, beginning of year   1,619,299 $14.38 to $31.37      1,468,099   $11.90 to $28.56      1,003,032  $11.90 to $24.63
Grants - 1992 Plan                 287,000 $30.31 to $31.81        542,500   $21.69 to $25.94        193,500  $28.56
Grants - 1989 Plan                 165,000 $29.25                   24,000   $31.37                  324,000  $27.75 to $28.56
Exercised                        (  89,533)$14.38 to $28.56     (  221,633)  $18.86 to $23.56     (   21,933) $11.90 to $28.56
Expired or canceled               (  6,500)$24.25 to $25.94     (  193,667)  $28.44 to $28.56     (   30,500) $18.75 to $23.56
Outstanding end of year (a)      1,975,266 $14.81 to $31.81      1,619,299   $14.38 to $31.37      1,468,099  $11.90 to $28.56

Exercisable                      1,069,600                         722,799                           550,766

Available for future grant         251,667                         697,167                         1,009,000

Shares reserved for:
Exercise of stock options        2,226,933                       2,316,466                          2,477,099
Conversion of Convertible
Subordinated 8% Debentures                                                                            267,558
ConversBion of Series F Stock                                     4,791,590                          4,791,590

Total shares reserved            2,226,933                       7,108,056                          7,536,247


 (a) As of December 31, 1994, the expiration dates of options outstanding range from December 5, 1995 to November 1, 2004.

   Options to purchase 168,333 shares of Common Stock were granted under the 1992 Plan at $29.19 per share in January 1995.


12.   Income Taxes

   The provision for income taxes is summarized below:

                                           Year Ended December 31,
                                   1994         1993       1992
                                (Thousands of Dollars)
Current:
  Federal                         $  10,774     $  51,915  $  9,293
  State                               7,362        12,096     3,225
  Foreign                                             218       336
 Total current                       18,136        64,229    12,854

Deferred:
  Federal                            36,073     (   6,366)    6,546
  State                         (     1,339)     (  3,823)    1,366
 Total deferred                      34,734     (  10,189)    7,912

Adjustments (a)                 (     2,864)     (  2,865)
Provision for income taxes        $  50,006      $ 51,175   $ 20,766 *

* Excluding effect of accounting changes.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                  Year Ended December 31,
                                 1994       1993      1992
                                  (Thousands of Dollars)
Computed income taxes
at 35% for 1994 and
1993 and 34% for 1992             $ 46,847  $ 46,114  $ 17,344
State income taxes                   9,302    11,858     4,591
Federal tax benefit of
state income taxes                (  3,279) (  4,150)   (1,560)
Foreign and other taxes                          218       391
Adjustments (a)                   (  2,864) (  2,865)
                                   $50,006   $51,175  $ 20,766*

* Excluding effect of accounting changes.

(a) The provision for income taxes for 1994 reflects a 1.5% reduction in the effective state income tax rate and recognition of $2,900,000 of revised income tax benefits related to Tosco's former activities. The provision for income taxes for 1993 includes prior year tax credits of approximately $2,500,000 which were finalized in tax returns filed in October 1993.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                          Year Ended December 31,

                                                            1994              1993
                                                             (Thousands of Dollars)

Deductible temporary differences:
Environmental cost liability                                ($ 35,382)        ($29,440)
Inventories                                                                   ( 22,318)
Postretirement benefit obligations other than
pensions                                                    (   4,530)        (  3,439)
Accrued liabilities deductible for tax when paid            (  29,466)        ( 12,200)
Deferred state income taxes (a)                            (    1,934)        (  3,273)
Allowance for bad debts                                      (  8,392)         ( 5,091)
Other                                                       (  12,516)         ( 9,089)
                                                            (  92,220)        ( 84,850)
Tax carryforwards:
Net operating losses (b)                                     (106,834)       ( 176,718)

Taxable temporary differences:
Inventories                                                    20,258
Property, plant and equipment                                 156,747          156,793
Deferred turnarounds expensed for tax                          41,239            7,251
Capital leases for tax                                         18,206           21,527
Other                                                           4,753            3,872
                                                              241,203          189,443

Total temporary differences and carryforwards               $  42,149        ($ 72,125)

Federal income taxes at 35%                                 $  14,752        ($ 25,330)
Tax credit carryforwards (b)                               (   17,197)       (  14,659)
Alternative minimum tax
credit carryforwards (c)                                   (   10,713)      (    9,242)
Deferred federal
income tax asset                                            ($ 13,158)       ($ 49,231)

Current deferred                                           ($   6,160)       ($ 12,123)
Long-term deferred                                         (    6,998)      (   37,108)
                                                            ($ 13,158)       ($ 49,231)

(a)Deferred state income tax liabilities of $1,934,000 and $3,273,000 in 1994 and 1993, respectively, were provided for temporary differences primarily related to the excess of state tax over book depreciation.

(b)The NOLs which expire by 2001 were generated during the four-year period 1983 through 1986 during which Tosco disposed of three refineries and its investments in oil and gas ventures and restructured its operations around the Avon Refinery. Investment tax credit carryforwards expire as follows: $4,334,000 (1997), $8,330,000 (1998),
     $464,000 (1999), $732,000 (2000), $337,000 (2001),
     $462,000 (2002) and $2,537,000 (2008).

(c)Alternative minimum tax credit (AMT) carryforwards may be carried forward indefinitely.

     Tosco believes that it is more likely than not that the federal deferred tax asset will be realized prior to the expiration of the carryforward period based upon the expected continuation of Tosco's profitable results of continuing operations since 1986 and resultant taxable income.

13.Employee Benefit and Incentive Compensation Plans

Pension Plans

     Tosco has non-contributory, defined benefit pension plans covering substantially all of its employees located at the Avon and Bayway Refineries and its union employees at the Ferndale Refinery (collectively, the Plans). The benefits under the Plans generally are based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Contributions to the Plans are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than the amount deductible for federal income tax purposes. The assets of the Plans are managed by major financial institutions and invested in high quality equity securities, guaranteed investment contracts, corporate and government debt securities and real estate equity funds. The funded status of the Plans and amounts recognized in Tosco's balance sheet are as follows:

                                            December 31,
                                      1994           1993
                                        (Thousands of Dollars)
Actuarial present
value of benefit obligations:
Vested benefits                       ($ 36,132)     ($35,109)
Nonvested benefits                   (    1,762)    (   1,056)
Accumulated benefit
obligations (ABO)                     (  37,894)     ( 36,165)
Plan assets at fair value                47,371        41,920
Plan assets in excess of ABO           $  9,477      $  5,755

Projected benefit obligations (PBO) for services
  rendered to date                     ($60,016)     ($65,036)
Plan assets at fair value                47,371        41,920
PBO in excess of plan assets           ( 12,645)     ( 23,116)
Prior service cost not yet recognized
  in net periodic pension cost           10,528        15,240
Unrecognized net loss                       781         7,054
Unrecognized net obligation
at January 1, 1987
being amortized over 15 years             2,014         2,302
 Prepaid pension cost                 $     678       $ 1,480

Net pension cost included the following components:
Service cost                          $   5,284       $ 3,668
Interest                                  4,283         3,581
Actual return on plan assets         (      450)     (  3,521)
Net amortization and deferral         (   1,715)        1,843
Net pension cost                      $   7,402      $  5,571

 Major assumptions at year end (a)
 Assumed discount rate (b)              8-1/4%            7%
 Assumed rate of
future compensation increase                5%            5%
Expected rate of return
on plan assets                          7-1/2%        7-1/2%
____________________
 (a) Net pension cost is determined using the assumptions as of the beginning of each respective year.  The funded
     status of the Plans is determined using the assumptions
     as of the end of each respective year.  Net pension cost
     for 1992 was $2,448,000.

 (b) The discount rate represents the expected yield on a diversified portfolio of high-grade (AA rated or equivalent) fixed income investments with cash flow streams approximating payments under the Plans. The higher 1994 discount rate is reflective of the rise in interest rates that occurred in 1994.


     In connection with Tosco's acquisition of the Bayway and Ferndale refineries, pension coverage was extended to certain acquired employees. Pension benefits granted provide for recognition of past employees' service but benefits accrued through the respective acquisition dates will be paid by their former employers. Benefits are payable at the normal retirement age of 65 with reduced benefits for early retirement (as defined).

     In 1990, Tosco adopted a Senior Executive Retirement Plan to provide retirement benefits to selected senior executives of Tosco and their beneficiaries. A provision of $1,855,000, $1,267,000 and $1,237,000 was recorded in
1994, 1993 and 1992, respectively.

Employee and Retiree Benefit Plans

     Tosco provides health care and life insurance benefits for all of its employees and postretirement health care and life insurance benefits for certain employees (primarily employees at the Avon Refinery). Beginning January 1,
1988, new employees not employed at the Avon Refinery, including employees acquired in the Bayway and Tosco
Northwest acquisition, are not eligible for postretirement benefits. Health care benefits for eligible employees and retirees are provided through insurance companies whose premiums are based on the benefits paid during the year. The health care plans are contributory, with employee/retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plans are noncontributory.

     Tosco elected to prospectively recognize its accumulated postretirement benefits obligation (APBO) other than pensions of $32,661,000 as of January 1, 1992, the effective date of Tosco's adoption of SFAS No. 106. In view of the escalating costs of medical care, Tosco revised its retiree benefit plans in 1993 and 1994 to, among other things, limit its future obligation to absorb health care increases. These revisions as well as favorable changes in experience and cost trends reduced Tosco's APBO to $25,797,000 and $14,209,000 as of
December 31, 1993 and 1994, respectively. The total cost of postretirement benefits, including the amortization of the transition obligation, was $2,630,000 for 1994, an increase of $433,000 over the amount which would have been expensed under the pay as you go approach.

     The funded status of the postretirement plans and the amounts recognized in Tosco's balance sheet are as follows:

                                              December 31,
                                           1994           1993
                                            (Thousands of Dollars)
Accumulated postretirement
benefit obligation (APBO):
Retirees                                    $10,788       $  18,787
 Fully eligible active
plan participants                             1,418           3,241
 Other active plan participants               2,003           3,769
                                             14,209          25,797
Plan assets at
fair value (Insurance assets)                 5,265           5,580
APBO in excess of plan assets                 8,944          20,217
Unrecognized net gain
from past experience different
from that assumed and from other changes     11,461              31
Unrecognized transition obligation        (  15,875)       ( 16,809)
Accrued postretirement benefit liability  $   4,530       $   3,439

Net periodic postretirement benefit cost for 1994 and 1993 includes the following components:

Amortization of transition
obligation over 20 years                    $   934        $    934
Interest cost on APBO                         1,702           1,813
Service cost                                    330             189
Actual return on life insurance assets           41         (   411)
Net amortization and deferral            (      377)             16
Net postretirement benefit cost               2,630           2,541
Liability at beginning of year                3,439           3,111
Employer payments,
net of employee contributions            (    2,197)        ( 2,213)
Favorable claim expense dividend                658
Accrued postretirement benefit liability  $   4,530        $  3,439

The following assumptions were used to develop the net postretirement benefit:

 Discount rate                                8-1/4%            7%
 Current year health care
cost trend rate (a)                            (2.6%)          11%
 Ultimate health care cost trend rate         5-1/2%            6%
 Year ultimate trend rate is achieved           2002          2002
 Effect of a 1% point increase in
 the health care cost trend rate
APBO                                           $ 881       $ 1,977
Aggregate of service and interest cost         $ 136       $   137

(a) The negative trend rate for 1994 is a result of premium rate reductions. In 1995, the composite rate of increase is assumed to be 7.8%.


     The changes in assumptions as well as changes in circumstances and experience resulted in a net gain of $11,461,000 which will be recognized as a reduction in postretirement benefit expense on a straight line basis over the average remaining employee service period of 6 years.
Postretirement benefit expense for 1992 was $4,919,000.

Savings Plan

     A savings plan has been established for all eligible employees (Tosco Corporation Capital Accumulation Plan (CAP)) to encourage long-term savings and to provide additional funds for retirement. Participants may make, within certain limitations, voluntary contributions under
Section 401(k) of the Internal Revenue Code based upon a percentage of their compensation. Tosco makes matching contributions based upon years of contributory participation (as defined under the CAP) for employees who elect to make certain specified and minimum contributions. In addition, eligible employees receive an additional contribution equal to 5% of their compensation (up to $150,000 in 1994 and 1995) which is intended to replace Tosco's contribution under a terminated pension plan. Participants are immediately vested in both their voluntary and Tosco contributions.

     Contributions by Tosco to the savings plan for the years ended December 31 were $7,146,000 (1994), $5,524,000 (1993), and $2,379,000 (1992).

     Management Incentive Plans

     A Cash Incentive Plan (CIP) was established for members of middle and senior management in 1987. The CIP sets forth awards which are computed as a variable percentage of a participant's base salary, which percentage is dependent upon the pretax income (as defined) of the business unit.
Tosco also adopted a bonus plan in 1990 for senior executives who are not participants in the CIP based on Tosco's per share pretax income (as defined).

     Results of operations for the years ended December 31, 1994, 1993 and 1992 include incentive compensation of $6,800,000, $9,531,000, and $5,616,000 respectively, of which $5,350,000, $7,458,000 and $4,393,000,
respectively, were included in selling, general and administrative expense.

     Employee Stock Ownership Plan (ESOP)

     In 1992, Tosco's Board of Directors authorized the merger of the ESOP into the CAP. Effective January 1, 1993, contributions of 2% of eligible pay previously made to the ESOP were paid to the CAP for all eligible participants. ESOP expense for 1992 was $516,000.

14.  Lease Commitments

     Tosco distributes petroleum products throughout its marketing areas through a combination of owned and leased terminals. Ten year lease arrangements for two major
West Coast product distribution terminals were renewed in 1991 and additional leases for the Riverhead product distribution terminal and Northville Industries oil distribution system, both in Long Island, New York, were added in 1992 and 1993 (for terms of 5-1/2 and 9 years, respectively). Tosco has options to purchase the Riverhead Terminal and the Northville distribution system at their fair market values at the end of their respective leases. Other product distribution terminal leases are generally for short periods of time and continue in effect until canceled by either party with contracted days of notice. The product distribution terminal leases, other than the Long Island leases, are subject to escalation either based on increases in annual average wage rates or as allowed by the Public Utilities
Commission (PUC). A portion of the product distribution terminals' storage and handling facilities is subleased to others. In July of 1994, Tosco entered into a five year lease, with options to renew for two additional five year periods, with Statia Terminals for approximately
3,600,000 barrels of storage capacity at Point Tupper, Nova Scotia. The facility will be used primarily to store crude oil destined for the Bayway Refinery.
Minimum annual rentals for distribution terminals currently under long-term lease total $23,700,000 for 1995, including approximately $4,400,000 for the Point
Tupper facility.  Thereafter, annual rentals total
$18,900,000, $30,000,000 (including an $11,500,000
payment due at the end of the Riverhead terminal lease), $14,600,000 and $11,300,000 for the years 1996 to 1999, respectively.

     In conjunction with the acquisition of the BP California retail system in August 1994, Tosco entered into long-term leases with a special purpose entity established to purchase land and equipment in the BP California retail system. The leases provide Tosco with options to purchase at agreed upon contracted values (a) not less than all of the leased assets at annual anniversary dates and (b) a portion of the leased assets for resale to unaffiliated parties at quarterly lease payment dates. Tosco may also cancel the leases at the second through sixth anniversary dates provided that the lessor receives minimum sales values for the leased assets. The purchase option price and guaranteed sales values decline over the applicable periods of the leases. Minimum annual rentals, which vary with a reference interest rate (LIBOR) and assume that Tosco exercises its lease renewal options, approximate $5,300,000 for the first four years, $4,700,000 for the fifth and sixth years, and $3,100,000 for the seventh year. Final payments totaling $55,000,000 are due at the end of the leases. Tosco entered into similar leases in conjunction with the acquisition of Exxon's retail marketing assets in Arizona in December 1994. Minimum annual rentals currently approximate $6,000,000 over the term of the lease with a final payment of $44,000,000 due at the end of the seventh year. In addition, Tosco also assumed existing leases of property, with expiration dates through 2011, and subleases of retail properties, with expiration dates through 1998, in connection with the acquisitions of retail assets in Northern California and Arizona.

     Tosco leases sulfuric acid and MTBE manufacturing facilities, both located at the Avon Refinery. The leases of the sulfuric acid and MTBE facilities expire in 1998 and 2007, respectively, and the leases may be extended or the facilities purchased at their estimated fair market values at the end of the lease terms. Tosco also leases transportation equipment, including railcars and trucks, as well as computer and office equipment primarily at leased office space at various locations in the United
States.

     Future minimum obligations under non-cancelable operating leases and warehousing agreements at December 31, 1994 were as follows:

Years Ending                                Thousands
 December 31,                              of Dollars

1995                                      $   57,890
1996                                          49,432
1997                                          57,599
1998                                          35,747
1999                                          33,033
2000 and subsequent                          196,201
                                             429,902
 Less future minimum sublease income     (    49,282)
 Total minimum lease payments             $ 380,620



Rental expense, including amounts under non-cancelable operating leases, was as follows:

                                     Year Ended December 31,
                                   1994     1993    1992
                                   (Thousands of Dollars)

Minimum rental and
warehousing charges               $54,986  $25,428  $15,644
Contingent rental and
warehousing charges
(based primarily on throughput)     6,952    4,203    3,494
                                   61,938   29,631   19,138
Rental income on
properties subleased
to others                         (21,214)( 3,025)  ( 1,493)

Net rental expense               $ 40,724 $26,606   $17,645


15.Commitments and Contingencies

     Tosco is subject to extensive federal, state and local regulation of environmental and permitting matters relating to its petroleum refining and marketing operations. These regulations are complex and subject to differing interpretations, and Tosco is currently involved in a number of proceedings and discussions regarding the removal and mitigation of the environmental effects of subsurface liquid hydrocarbons and alleged levels of hazardous waste at the Avon Refinery and other locations, including Tosco's Spokane, Washington terminal which is located in a site on the Superfund National
Priorities List. Tosco recorded environmental cost accruals of $6,000,000 and $25,000,000 for 1994 and 1992, respectively, based upon a determination that investigative work and remedial actions would be required.

     In July 1993, outstanding litigation concerning environmental issues was settled with the predecessor owners of the Avon Refinery (Settlement Agreement). Under the
Settlement Agreement, the former owners agreed to pay up to $18,000,000 for one-half of the costs that may be incurred for compliance with certain environmental orders and to provide Tosco with a $6,000,000 credit for past expenses (which Tosco will use to reduce its one-half share of future costs). After the initial term of the Settlement Agreement (the later of four years or until the $36,000,000 shared cost maximum is expended), the parties may elect to continue the Settlement Agreement or to reinstate litigation. Tosco and the former owners have established a committee to review and approve expenditures for environmental investigative and remedial actions at the Avon Refinery. Through December 31, 1994, the committee has spent approximately $1,200,000 on such matters. Remedial actions are subject to negotiation with governmental agencies and therefore the timing and amount of future cash expenditures is uncertain. In addition, further investigative work and negotiations with the governmental agencies may result in additional remedial actions which Tosco cannot presently predict.
Tosco has not relinquished its right to make claims for reimbursement of future costs and is not required to reimburse amounts received under the Settlement
Agreement. Tosco received $3,474,000 in 1994 in partial settlement of litigation cost reimbursement claims from its insurance carriers and is pursuing additional recoveries and reimbursement under insurance policies in effect during the applicable periods of coverage.

     By agreement, Exxon is responsible for environmental obligations related to or arising out of its ownership and operation of the Bayway Refinery, as will be set forth in a list to be prepared under administrative consent orders between Exxon and the State of New Jersey.
Bayway has the right, for a period of one year following the expected 1997 completion date of such list, to add additional items to the list. Responsibility for clean-up projects thereafter identified will be shared by Exxon and Tosco based on their respective length of ownership.
Tosco has also received indemnifications with respect to environmental obligations arising out of or relating to the period prior to the respective acquisition dates of the Ferndale Refinery and retail assets in the Pacific
Northwest and Northern California from BP, and the Arizona retail properties from Exxon (Note 2).

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

     Tosco has employment agreements with certain of its executive officers which provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. Tosco's potential obligation to its nine executive officers was $5,486,000 at December 31, 1994.

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

     Tosco's NOL, investment tax and AMT credit carryforwards
(Note 12) are subject to various complex tax rules and regulations which may be subject to varying interpretations. These carryforwards may be adversely affected by changes in the rules and regulations or significant changes in the ownership of Tosco or its trade or business. Therefore, the future benefit of these carryforwards, although more likely than not realizable under current rules and regulations, is not assured.

     Effective December 1993, the date commercial operation of a hydrogen production facility (Hydrogen Plant) commenced, Tosco entered into 15 year agreements to purchase up to 25 million cubic feet per day of hydrogen and steam
(Hydrogen Supply Agreement) and to provide utilities, wastewater disposal and other services to the Hydrogen
Plant. The Hydrogen Plant, located at the Avon Refinery on property leased from Tosco, is owned and operated by a third party. The Hydrogen Supply Agreement may be modified to provide for higher levels of hydrogen at prices to be negotiated and can be terminated under certain circumstances upon payment of a stipulated fee
(which decreases over the term of the agreement).

     To control costs and improve delivery reliability, Tosco entered into a twelve year time charter agreement with Neptune Orient Lines commencing after completion of construction of four 100,000 DWT crude oil tankers. The first tanker is scheduled to be delivered in June 1996 with the last tanker scheduled for delivery in the first quarter of 1997. The tankers will be used to move crude oil from the Nova Scotia storage location to the Bayway Refinery or in direct shipments to other locations.


16.  Quarterly Financial Data (Unaudited)

                                  Thousands of Dollars Except Per Share Data
                                  First       Second     Third      Fourth
                                  Quarter     Quarter   Quarter     Quarter
1994
Sales                             $1,495,688  $1,399,761 $1,671,557  $1,798,751

Gross profit on sales                105,497      45,049     48,175      61,743
Inventory valuation recovery                                             17,651
Environmental cost accrual                                               (6,000)
Operating contribution             $ 105,497   $  45,049  $  48,175   $  73,394
Income from continuing operations
before income taxes               $   65,893   $  17,534   $  16,099  $  34,323

Provision for income taxes            27,026      3,082        6,423     13,475

Net income                        $   38,867  $  14,452   $    9,676  $  20,848

Earnings per share:

Primary                            $    1.11   $    .37   $      .25   $     .56
Fully diluted                      $    1.04   $    .37   $      .25   $     .56


                Thousands of Dollars Except Per Share Data

                                      First     Second     Third      Fourth
                                      Quarter   Quarter   Quarter     Quarter

1993

Sales                               $ 416,136   $956,254   $1,043,673    $1,143,154

Gross profit on sales                  41,588     64,321       75,502     70,314

Inventory valuation writedown                                         (   17,651)
Operating contribution              $  41,588  $  64,321   $   75,502 $   52,663
Income from continuing operations
before income taxes                  $ 24,789  $  37,220    $   47,348 $   22,397

Provision for income taxes              9,987     15,079        19,423      6,686

Net income                           $ 14,802  $  22,141    $   27,925   $ 15,711

Earnings per share:

Primary                             $    .42     $    .67   $      .86  $     .43
Fully diluted                       $    .42     $    .65   $      .81  $     .43




                                            SCHEDULE VIII

                  TOSCO CORPORATION AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
              Years Ended December 31, 1994, 1993 and 1992
                        (Thousands of Dollars)


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

1994
Allowance
for Uncollectible
Trade Accounts
Receivable          $5,091               $3,301                    $ -             $8,392

1993
Allowance
for Uncollectible
Trade Accounts
Receivable         $5,164                $   -                   $   73            $5,091

1992
Allowance
for Uncollectible
Trade Accounts
Receivable         $5,148               $   26                   $   10            $ 5,164


                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, and the State of California, on March 16, 1995.

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

         Signature          Title


/s/ THOMAS D. O'MALLEY   Chairman of the Board of   March16, 1995
  (Thomas D. O'Malley)   Directors, President and
                         Chief Executive Officer

/s/ JEFFERSON F. ALLEN Principal Financial Officer, March 16,1995
  (Jefferson F. Allen)  Executive Vice President
                          and Director


/s/ ROBERT I. SANTO  Principal Accounting Officer  March 16, 1995
  (Robert I. Santo)


                            Director               March  1995
  (Joseph B. Carr)


/s/ HOUSTON I. FLOURNOY   Director               March 16, 1995
  (Houston I. Flournoy)


/s/ CLARENCE G. FRAME    Director                March 16, 1995
  (Clarence G. Frame)


/s/ EDMUND A. HAJIM      Director                March 16, 1995
  (Edmund A. Hajim)


/s/ JOSEPH P. INGRASSIA  Director               March 16, 1995
  (Joseph P. Ingrassia)


/s/ CHARLES J. LUELLEN   Director              March 16, 1995
  (Charles J. Luellen)