Form 10-K/A
period 1994-12-31
TOSCO CORP
filed 1995-04-20
CIK 74091

FORM 10-K/A

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


                            SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TOSCO CORPORATION


                                   By:/s/ Wilkes McClave III
                                        Wilkes McClave III
                                        Vice President
April 20, 1995