Form 10-Q
period 1995-03-31
TOSCO CORP
filed 1995-05-12
CIK 74091

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



[*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934
For the transition period from ________to_____________


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

                            *   Yes           No

     Registrant's Common Stock outstanding at April 30, 1995 was
37,049,859 shares.


                TOSCO CORPORATION AND SUBSIDIARIES

            Index to Financial Statements and Exhibits
    Filed with the Quarterly Report of the Company on Form 10-Q
             For the Three Months Ended March 31, 1995


                                                      Page(s)

Part I. Financial Information
Consolidated Balance Sheets                              3
Consolidated Statements of Income                        4
Consolidated Statements of Cash Flows                    5
Notes to Consolidated Financial Statements             6 - 8
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                 9 - 11
Exhibit I - Computation of Earnings Per Share           12
Part II. Other Information

The financial statements listed in Part I above reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of Management, necessary to a fair presentation of financial position and results of operations. Such financial statements are presented in accordance with the Securities and Exchange Commission's disclosure requirements for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements (from which the year-end balance sheet presented herein was derived) and the Notes to Consolidated Financial Statements filed with the Commission in Tosco's 1994 Annual Report on Form 10-K.

             TOSCO  CORPORATION  AND  SUBSIDIARIES
                   CONSOLIDATED  BALANCE  SHEETS
                      Thousands  of  Dollars


                                              March 31,   December 31,
ASSETS                                          1995           1994
                                                   (Unaudited)
Current assets
Cash and cash equivalents                    $   33,810    $ 23,793
Short-term investments and deposits              62,446      30,829
Trade accounts receivable, less allowance
for uncollectibles
of $8,622,000 (1995) and $8,392,000 (1994)      261,224     291,772
Inventories                                     457,492     463,637
Prepaid expenses and other current assets        39,901      43,258
Deferred income taxes                             6,160       6,160
Total current assets                            861,033     859,449

Property, plant and equipment,  net             855,779     822,057
Deferred turnarounds and charges                128,628      94,223
Deferred income taxes                             6,998       6,998
Other assets                                     15,708      14,479
Net assets of discontinued operations             4,120

      Total assets                           $1,872,266  $1,797,206

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                          $  391,826  $  328,572
   Accrued expenses and other liabilities       137,431     151,561
     Total current liabilities                  529,257     480,133

Revolver debt                                   273,000     233,000
Long-term debt                                  454,519     454,429
Other liabilities                                14,964      14,338
Environmental cost liability                     35,373      35,382
Net liabilities of discontinued operations                    2,526
Deferred income taxes                             1,934       1,934

Shareholders' equity:
   Common shareholders' equity:
   Common Stock - $.75 par value, 50,000,000 shares authorized,
       39,598,900 shares issued (1995 and 1994)   29,702     29,702
   Capital in excess of par value                639,853    640,078
   Retained earnings (deficit)           (        37,456)(   25,436)
   Reductions from capital                        68,880) (  68,880)
      Total common shareholders' equity          563,219    575,464

 Total liabilities and shareholders' equity   $1,872,266 $1,797,206


The accompanying notes are an integral part of these financial statements.

              TOSCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)
            Thousands of Dollars Except Per Share Data

                                   Three Months Ended March 31,
                                        1995         1994
Sales                               $ 1,696,319   $ 1,495,688

Cost of sales                         1,669,373     1,390,191
Selling, general and
administrative expense                   22,602        27,098
Interest expense                         15,398        13,491
Interest income                            (899)        ( 985)
                                      1,706,474     1,429,795

Income (loss) before  provision
for income taxes                  (      10,155)       65,893

Provision (credit) for income taxes   (   4,067)       27,026

Net income (loss)                (        6,088)       38,867

Preferred stock dividend
requirements                                      (     2,516)

Income  (loss) attributable
     to common shareholders       ($      6,088)  $    36,351

Income (loss) per common  and common equivalent share:

 Primary                          ($       . 16)   $     1.11

Fully diluted                     ($         16)   $     1.04

Dividends per common share         $        .16    $      .15


The accompanying notes are an integral part of these financial statements.


              TOSCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                       Thousands of Dollars

                                           Three Months Ended March 31,
                                               1995             1994
Cash flows from operating activities:
Net income (loss)                          ($      6,088)   $  38,867
Adjustments to arrive at net cash
     provided by operating activities:
  Depreciation                                    14,160       12,615
Amortization of deferred items                     9,768        8,544
Deferred income taxes                                          19,871
Restructuring charge                               5,200
(Increase) decrease:
Trade accounts receivable                         30,548   (  71,893)
Inventories                                        6,145   (  58,441)
Prepaid expenses and other current assets          3,357       1,834
Increase (decrease):
Accounts payable and accrued liabilities          55,924     108,089
Other liabilities and deferred gains                 941       1,411
Other                                        (     2,210)   (    170)
Net cash provided by operating activities        117,745      60,727

Cash flows from investing activities:
Purchase of property, plant and equipment     (   47,882)   ( 14,593)
Increase in deferred turnarounds,
charges and other assets                      (   43,426)   (  5,129)
Net change in short-term
investments and deposits                      (   31,617) (    8,756)
Proceeds from termination of
Continental-Tosco Limited Partnership                          4,848
Transfers to discontinued operations        (      6,646)   ( 22,671)
     Net cash used in investing activities    (  129,571) (   46,301)

Cash flows from financing activities:
   Borrowings (repayments) under revolver, net    40,000  (   30,000)
   Short-term bank repayments                 (   12,000)
   Principal payments under debt agreements  (                     4)
   Dividends on Preferred and Common Stock  (      5,932) (    7,106)
   Other                                    (        225) (    1,046)
Net cash provided by (used in)
financing activities                              21,843   (  38,156)

Net increase (decrease) in cash and
 cash equivalents                                 10,017  (   23,730)
Cash and cash equivalents at beginning of period  23,793      55,091
Cash and cash equivalents at end of period  $     33,810   $  31,361


The accompanying notes are an integral part of these financial statements.


       NOTES   TO  CONSOLIDATED  FINANCIAL  STATEMENTS

     Information with respect to the three  months ended
            March 31, 1995 and 1994 is unaudited.


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

 Reclassifications

   Certain previously reported amounts have been reclassified to conform to classifications adopted in 1995.

 Cash, Cash Equivalents, Short-term Investments and Deposits

   Cash in excess of operating requirements is invested in certificates of deposit, government securities, commercial paper and other highly liquid investments. Investments with original maturities of more than three months and less than 12 months are classified as short-term investments and carried at cost which approximates market.

   Tosco purchased director and officer liability insurance coverage from its wholly owned subsidiary Loil Group Ltd.
(Loil), with limits of liability coverage of $14,000,000 at March 31, 1995 (an amount approximately equal to the amount of cash and investments of Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco. At March 31, 1995 the portfolio's carrying value of marketable investments, considered "available for sale" in accordance with SFAS No.
115 - "Accounting for Certain Investments in Debt and Equity Securities" approximated fair value.

   Margin Deposits

   Pursuant to the requirements of the commodity exchanges, margin deposits based on a percentage of the value of the futures contracts have been placed with commodity brokers. The margin deposits are classified as short-term deposits on the balance sheet.

 Inventories

   Inventories of raw materials and products are valued at the lower of cost, determined on the last-in, first-out (LIFO) basis, or market. The net realizable value of LIFO inventories is measured by aggregating similar pools on a consolidated basis.

 Turnarounds

  Refinery processing units are periodically shut down for major maintenance (turnarounds). The cost of turnarounds is deferred and amortized on a straight-line basis over the expected period of benefit (the period to the next scheduled shutdown of the unit, which generally ranges from 24 to 48 months.)

2   Inventories

                                 March 31,   December 31,
                                    1995          1994
                                 (Thousands of Dollars)

  Raw materials                 $ 214,843    $ 163,866
  Intermediates                    43,248       24,603
  Finished products               196,477      272,462
  Retail                            2,924        2,706
                              $   457,492   $  463,637

    The excess of replacement cost over the value of inventories based upon the LIFO method was $22,705,000 and $5,821,000 at March 31, 1995 and December 31, 1994,
respectively.


3.   Accrued Expenses and Other Liabilities

                             March 31,      December 31,
                                1995            1994
                               (Thousands of Dollars)

Accrued taxes other than
taxes on income               $  71,349       $ 71,964
Accrued compensation
and related benefits             11,718         11,570
Accrued interest                  7,447         11,958
Income receivable              (  9,867)   (     9,546)

Acquisition related liabilities  15,334         15,856
Other accrued costs               5,967          7,476
Restructuring charge              5,200
Short term borrowings            29,500         41,500
Current installments of
long-term debt                      783            783
                              $ 137,431      $ 151,561

4.  Long-Term Debt

                                March 31,       December 31,
                                   1995           1994
                                 (Thousands of Dollars)

   Revolving Credit Facilities
   Cash borrowings               $    273,000    $   233,000
   Letters of credit                  111,554         58,517
 Total utilization                    384,554        291,517
      Availability                     65,446        158,483
    Total credit line            $    450,000   $    450,000

Interest paid was $19,194,000 and $16,819,000 for the first three months of 1995 and 1994, respectively.

5. Capital Stock

   During the first quarter of 1995, options to purchase 168,333 shares of common stock of Tosco (Common Stock) were granted at $29.25. Quarterly dividends of $.16 per share of Common Stock were paid on March 31, 1995 to shareholders of record on March 21, 1995.

6.  Income Taxes


The provision (credit) for income taxes is summarized below:

                                Three Months Ended March 31,
                                  1995                     1994
                                  (Thousands of Dollars)

    Federal                ($    3,462)           $ 21,096
      State                (       740)              5,930
      Foreign                      135
    Provision (credit)
     for income taxes     ($     4,067)           $ 27,026

  Cash payments (refunds)
  of income taxes, net     ($    3,746)         $      833


7. Contingencies

   Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. Tosco continues to evaluate, on a quarterly basis, its liability for environmental costs, net of liabilities transferred pursuant to the settlement of outstanding litigation concerning environmental issues with the predecessor owners of the Avon Refinery. While Tosco believes that its environmental cost accrual is adequate, should these matters be resolved unfavorably to Tosco, they could have a material adverse effect on its long-term consolidated financial position and results of operations.

8. Subsequent Event

 Amended Credit Agreement

Tosco amended its existing collateralized credit facility effective April 7, 1995 (Amended Revolving Credit Facilities). The amendment provides a one year extension and reduces the cost of borrowings and credit availability. Cash borrowings under the Amended Revolving Credit Facilities now bear interest at the option of Tosco at either of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for each rate option. The incremental margin is dependent on the credit rating of the First Mortgage Bonds. The Amended Revolving Credit Facilities now expires in April 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in Tosco's Annual Report on Form 10-K for 1994. Reference should also be made to the Financial Statements included in this Form 10-Q for comparative Balance Sheet and Statement of Income data.

  Tosco's Annual Report sets forth Selected Financial Data which, in summary form, reviewed Tosco's results of operations and capitalization over the five-year period 1990-1994. This
Management's Discussion and Analysis updates that data.

Results of Operations -  For the three months ended March 31,
1995

                                             Consolidated
                                      Three Months Ended March 31,
                                         1995             1994
                                         (Thousands of Dollars)

Sales (a)                             $ 1,696,319    $  1,495,688
Cost of sales                           1,664,173       1,390,191
Operating contribution                     32,146         105,497
Restructuring charge                        5,200
Selling, general, and
 administrative expense                    22,602          27,098
Net interest expense                       14,499          12,506
Pre-tax income (loss)                (     10,155)         65,893
Provision (credit) for
income taxes                        (       4,067)         27,026
Net income (loss)                    ($     6,088)    $    38,867

(a) The increase in sales for the first quarter of 1995 is primarily due to the acquisition of additional retail marketing assets and higher sales prices.

                                 Refining Data Summary
                    Three Months Ended March 31, 1995 and 1994
                (In thousands of B/D except for refining margins)

                    Avon (a)      Bayway  (b)  Ferndale (c)  Consolidated
                     1995   1994  1995  1994   1995   1994   1995 1994
Crude and other
raw materials       166.5  168.2  294.0  260.9   58.6 92.8   519.1  521.9
Petroleum products
 produced:
  Clean products    107.5  132.3  245.8  211.3  36.3  60.7   389.6  404.3
  Other finished
  products           54.1   33.4   54.4   56.3  13.4  30.2   121.9  119.9
Total finished
products produced   161.6  165.7  300.2  267.6  49.7  90.9   511.5  524.2
Refining margin
per charge
barrel (d)         $ 5.01  $7.39  $2.55  $3.77 $3.42 $4.99   $3.44 $ 5.15


(a) Avon's 1994 refining margin and raw materials processed were restated to include the production costs of MTBE.

(b) Bayway's refining margins include the results of hedges on a varying percentage of Bayway's production.

(c) Ferndale's decline in total charges and production for 1995 is due to the refinery turnaround.

(d) As illustrated by the table, refining margins vary significantly by refinery. This variance is due to a number of reasons including marketing conditions in the principal areas served by the refineries, their configuration and complexity (ability to convert raw materials into clean products), and maintenance schedules.

 Tosco incurred a net loss of $6.1 million, or ($.16) per fully diluted share, on sales of $1.7 billion for the first quarter of 1995, compared to net income of $38.9 million, or $1.04 per fully diluted share, on sales of $1.5 billion for the first quarter of 1994. During the first quarter of 1995, Tosco announced a restructuring program designed to reduce costs and improve operating efficiencies in response to continuing poor refining margins. The estimated cost of approximately $5.2 million includes the severance costs of Avon employees. Excluding the nonrecurring charge, 1995's net loss was $3.0 million, ($.08) per share.

 Tosco generated an operating contribution (income before selling, general and administrative expense, net interest expense, and income taxes) for the first quarter of 1995 of $32.1 million, a decrease of $73.4 million from 1994. The decline was primarily due to extremely poor refining margins and extensive scheduled turnaround maintenance.
Avon's catalytic cracker, the refinery's principal gasoline production unit, and the processing units at the Ferndale Refinery were shutdown for 55 and 33 days, respectively, during the first quarter of 1995. As a result, raw material throughput at the Avon and Ferndale Refineries declined by 36,000 barrels per day (B/D) (from 261,000 B/D for 1994 to 225,000 B/D in 1995) and production of clean transportation fuels (gasoline and distillates) fell by 49,200 B/D (from 193,000 B/D to 143,800 B/D). The decrease in production at Tosco's West Coast refineries was partially offset by increased production at the Bayway Refinery. Bayway's raw material throughput increased by 33,100 B/D to 294,000 B/D while clean product production increased by 34,500 B/D to 245,800 B/D, the highest levels of production achieved under Tosco's ownership. While Bayway's strong operating performance mitigated the production declines at Avon and Ferndale, Tosco was not able to overcome weak refining margins on both coasts of the United States. Consolidated refining margins declined by $1.71 (approximately 33%), to $3.44. Exceptionally weak market conditions resulted from the combined impact of a surplus of heating oil due to the mild winter on the East Coast of the United States and poor gasoline markets due to the industry's inability to recover the higher production cost of reformulated gasolines in highly competitive markets. The poor refining results were partially offset by the strong performance of the retail operations. Retail marketing fuel margins averaged $.09 per gallon during the first quarter of 1995 compared to $.08 for the first quarter of 1994.
Retail volumes sold also increased by 27,600 B/D to 66,300 B/D and operating costs increased by $5 million, over the first quarter of 1994 primarily because of the August and December 1994 acquisitions of the retail marketing operations in Northern California and Arizona from BP and Exxon, respectively.

  The decrease in selling, general, and administrative expense for the first quarter of 1995 is due to significantly lower provisions for incentive compensation and potential losses on trade receivables, partially offset by increases in the costs of Tosco's expanded operations. The increase in net interest expense was primarily due to higher levels of debt and higher interest rates.

Outlook

 Results of operations continue to be determined by two factors: the operating efficiency of the refineries and refining and retail marketing margins. The turnarounds of Avon's cat cracker and the Ferndale Refinery were completed in the first quarter and throughput volumes have returned to normal levels. Significant turnaround activity is not planned for the balance of 1995 and assuming reasonable margins, Tosco expects to operate the refineries at high production levels. Refining margins have also improved over the first quarter levels but Tosco is not able to predict whether the improved level will continue. In view of uncertain refining margins and the competitive refining environment, steps have been taken to reduce operating costs and increase efficiencies. Tosco's objective is to be the low-cost refiner in each of its markets to enable Tosco to better withstand difficult times and ensure increasing profitability in improved markets. Tosco's expansion into retail marketing has been successful in providing earnings in a period of poor refining margins and Tosco continues to seek opportunities to acquire additional retail marketing assets that allow an attractive rate of return and complement its existing refining and retail systems.

Cash flows and liquidity - 1995

 As summarized in the Statement of Cash Flows, cash increased by $10 million during 1995 as cash provided by operating and financing activities of $118 million and $22 million, respectively, exceeded cash used in investing activities of $130 million. Cash provided by operating activities of $118 million was from cash earnings of $23 million (net loss plus depreciation, amortization and the restructuring charge) and a decrease in working capital of $96 million, partially offset by a decrease from other sources of $1 million.

 Net cash used in investing activities totaled $130 million, primarily for capital additions and deferred turnaround expenditures of $48 million and $43 million, respectively, increases in short-term deposits of $32 million and a net transfer to Tosco's former fertilizer operations for payment of liabilities of $7 million. Cash generated from financing activities totaled $22 million as net borrowings under the revolving credit facility of $40 million exceeded short-term bank repayments of $12 million and dividend and other payments totaling $6 million.

 Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) decreased by $51 million due to a decrease in credit availability of $93 million partially offset by increases in cash and cash equivalents of $10 million and short-term investments and deposits of $32 million. At March 31, 1995, liquidity totaled $162 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months).

 In April 1995, Tosco amended its working capital agreement to extend its maturity date by one year to April 1998 and reduce costs. See Note 8 to the March 31, 1995 Consolidated Financial Statements. Tosco is reviewing other financing alternatives to improve its financial capacity and flexibility and further reduce costs.

Capital Expenditures and Capitalization

 During the first three months of 1995, Tosco spent $48 million on budgeted capital projects primarily at the Avon
Refinery and the retail outlets. Capital spending programs continued to address compliance with reformulated fuel specifications, environmental regulations and permits, operating flexibility and reliability, personnel/process safety, and retail expansion and modernization. Tosco expects to fund its 1995 capital expenditures from cash provided by operations and from available credit and other resources.

 At March 31, 1995, total shareholders' equity was $563 million, a decrease from December 31, 1994 of $12 million due to the loss of $6 million and dividend and other payments totaling $6 million. Debt, including current maturities and short-term bank borrowings, increased by $28 million to $758 million at March 31, 1995.

                TOSCO CORPORATION AND SUBSIDIARIES
                        PART 1 - EXHIBIT I
                COMPUTATION OF EARNINGS  PER SHARE
                            (Unaudited)
                In Thousands Except Per Share Data


                                          1995                1994
Net income (loss)                    ($   6,088)          $  38,867

Preferred stock dividends (a)                           (    2,516)
Net income (loss) attributable to common
  shareholders for primary earnings
 per share computations              (    6,088)            36,351
Addback of dividends on preferred stock
  for assumed conversion                                     2,516
Net income (loss) attributable to common
  shareholders for fully diluted
 earnings per share computations     ($   6,088)          $ 38,867

Weighted average number of
shares outstanding during the period     37,050             32,262
Stock option equivalents                                       415
Shares and equivalents used for
 computation of primary
 earnings per share                      37,050             32,677
Weighted average potentially
dilutive securities for the
assumed conversion of preferred stock                        4,792

Shares and equivalents used for
computation of fully diluted
earnings per share                       37,050             37,469

Earnings (loss) per share:

Primary                                ($   .16)           $  1.11

Fully diluted                          ($   .16) (b)       $  1.04


(a)  In September 1994, substantially all of the $4.375 Series
F Cumulative Convertible Preferred Stock was converted to Common
Stock prior to the September 26, 1994 redemption date.

(b) Fully diluted earnings per share computations for 1995 do not assume the conversion of stock options because the effect would be anti-dilutive.


PART II.  Other Information

Item 1.  Legal Proceedings

On January 19, 1995, the Bay Area Air Quality Management District issued an Order terminating the Amended Conditional Order for Abatement (Air Pollution Control Office of Bay Area Air Quality District v. Tosco.) With the termination of the Amended Conditional Order, Tosco is no longer subject to certain requirements with respect to odors at its Avon refinery.

In March, 1995, the Department of Toxic Substance Control of the State of California notified numerous parties, including Tosco, that they may be potentially responsible parties under federal law for the environmental clean up of a landfill site known as the Eastside Landfill located near Bakersfield, California. The source, extent and the nature of the contamination has not been determined, but is the subject of investigation. The extent of Tosco's liability, if any, is unknown.

On April 5, 1995, the court granted a motion of Sun Company, Inc. (R&M)'s ("Sun") to dismiss because of venue matters in the case of Tosco v. Sun Company, Inc. (R&M) (United States District Court, Northern District of California, Case No. 984 4190 FMS). On April 10, 1995, Tosco refiled a complaint in
Oklahoma for essentially the same relief in the case of Tosco v. Sun Company, Inc. (R&M) (United States District Court, Western District of Oklahoma, Case No. Civ 95 556M). By letter dated April 13, 1995, Sun Company, Inc. notified Tosco and federal and state environmental agencies of Sun's intent to file suit against Tosco under the Resource, Conservation and Recovery Act.

On March 1, 1995, the court confirmed an agreed upon Consent Decree and Final Judgment in the case of People of the State of California v. Tosco (Superior Court, County of Contra Costa, California, Case No. C94-04239) which resolved a complaint based upon an alleged release of oil onto a waterway adjacent to the Avon refinery. On May 3, 1995, in a related matter based upon the same incident, the United States Environmental Protection Agency entered an agreed upon Consent Decree and Final Order.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

11.  Computation of Earnings Per Share (See Part I, Exhibit I).

  99.  Condensed Consolidating Financial Information


                         SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOSCO CORPORATION
                                     (Registrant)

Date: May 12, 1995
                         By:  /s/ Jefferson F. Allen


                              Jefferson F. Allen
                            Executive Vice President
                         and Chief Financial Officer

                         By:    /s/ Robert I. Santo


                                Robert I. Santo
                            Chief Accounting Officer