Form 10-Q/A
period 1995-03-31
TOSCO CORP
filed 1995-06-21
CIK 74091

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


3.   Accrued Expenses and Other Liabilities

                             March 31,      December 31,
                                1995            1994
                               (Thousands of Dollars)

Accrued taxes other than
taxes on income               $  71,349       $ 71,964
Accrued compensation
and related benefits             11,718         11,570
Accrued interest                  7,447         11,958
Income receivable              (  9,867)   (     9,546)

Acquisition related liabilities  15,334         15,856
Other accrued costs               5,967          7,476
Restructuring charge              5,200(a)
Short term borrowings            29,500         41,500
Current installments of
long-term debt                      783            783
                              $ 137,431      $ 151,561



(a) During the first quarter of 1995, in response to continuing poor refining margins, Tosco announced a restructuring program designed to reduce costs and improve operating efficiencies.  The estimated cost of $5.2 million charged in the first quarter is primarily for severance costs of approximately 175 employees at the Avon
Refinery and related support locations.



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

Outlook


 Results of operations continue to be determined by two factors: the operating efficiency of the refineries and refining and retail marketing margins. The turnarounds of Avon's cat cracker and the Ferndale Refinery were completed in the first quarter and throughput volumes have returned to normal levels. Significant turnaround activity is not planned for the balance of 1995 and assuming reasonable margins, Tosco expects to operate the refineries at high production levels. Refining margins have also improved over the first quarter levels but Tosco is not able to predict whether the improved level will continue. At March 31, 1995, Bayway had locked in acceptable refining margins on approximately 37% and 17% of its expected second quarter and remaining 1995 production, respectively.
In view of uncertain refining margins
and the competitive refining environment, steps have been taken to reduce operating costs and increase efficiencies. Tosco's objective is to be the low-cost refiner in each of its markets to enable Tosco to better withstand difficult times and ensure increasing profitability in improved markets.
The $5.2 million restructuring charge, which will be paid over the next 12 months from cash provided from operations, will be more than offset by the anticipated annual savings of approximately $10 million. Tosco's expansion into retail marketing has been successful in providing earnings in a period of poor refining margins and Tosco continues to seek opportunities to acquire additional retail marketing assets that allow an attractive rate of return and complement its existing refining and retail systems.


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



                                   TOSCO CORPORATION
                                     (Registrant)

Date: June 21, 1995
                         By:  /s/ Jefferson F. Allen

                             Jefferson F. Allen
                            Executive Vice President
                         and Chief Financial Officer