Form 10-Q/A
period 1995-03-31
TOSCO CORP
filed 1995-06-30
CIK 74091

FORM 10-Q/A-1


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


                                                                       Page(s)

Part I. Financial Information
Consolidated Balance Sheets .......................................       3
Consolidated Statements of Income .................................       4
Consolidated Statements of Cash Flows .............................       5
Notes to Consolidated Financial Statements ........................     6 - 8
Management's Discussion and Analysis of Financial
   Condition and Results of Operations ............................     9 - 11
Exhibit I - Computation of Earnings Per Share .....................      12


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


             TOSCO  CORPORATION  AND  SUBSIDIARIES
                   CONSOLIDATED  BALANCE  SHEETS
                      Thousands  of  Dollars


                                                      March 31,     December 31,
ASSETS                                                  1995           1994
                                                      ----------    ------------
                                                      (Unaudited)
Current assets
Cash and cash equivalents ..........................  $   33,810      $ 23,793
Short-term investments and deposits ................      62,446        30,829
Trade accounts receivable, less allowance
 for uncollectibles of $8,622,000 (1995)
 and $8,392,000 (1994) .............................     261,224       291,772
Inventories ........................................     457,492       463,637
Prepaid expenses and other current assets ..........      39,901        43,258
Deferred income taxes ..............................       6,160         6,160
Total current assets ...............................     861,033       859,449

Property, plant and equipment,  net ................     855,779       822,057
Deferred turnarounds and charges ...................     128,628        94,223
Deferred income taxes ..............................       6,998         6,998
Other assets .......................................      15,708        14,479
Net assets of discontinued operations ..............       4,120

      Total assets .................................  $1,872,266    $1,797,206

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ................................  $  391,826    $  328,572
   Accrued expenses and other liabilities ..........     135,616       151,561
     Total current liabilities .....................     527,442       480,133

Revolver debt ......................................     273,000       233,000
Long-term debt .....................................     454,519       454,429
Other liabilities ..................................      14,964        14,338
Environmental cost liability .......................      35,373        35,382
Net liabilities of discontinued operations .........                     2,526
Deferred income taxes ..............................       1,934         1,934

Shareholders' equity:
   Common shareholders' equity:
   Common Stock - $.75 par value,
     50,000,000 shares authorized,
     39,598,900 shares issued (1995
     and 1994) .....................................      29,702        29,702
   Capital in excess of par value ..................     639,853       640,078
   Retained earnings (deficit) .....................     (35,641)      (25,436)
   Reductions from capital .........................     (68,880)      (68,880)
      Total common shareholders' equity ............     565,034       575,464

 Total liabilities and shareholders' equity ........  $1,872,266    $1,797,206



   The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   Thousands of Dollars Except Per Share Data

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                        1995         1994
                                                   ------------   -----------
Sales ........................................      $ 1,696,319   $ 1,495,688
Cost of sales ................................        1,666,373     1,390,191
Selling, general and
administrative expense .......................           22,602        27,098
Interest expense .............................           15,398        13,491
Interest income ..............................             (899)         (985)
                                                      1,703,474     1,429,795

Income (loss) before  provision
for income taxes .............................           (7,155)       65,893

Provision (credit) for income taxes ..........           (2,882)       27,026

Net income (loss) ............................           (4,273)       38,867

Preferred stock dividend
requirements .................................                        (2,516)

Income (loss) attributable
  to common shareholders .....................    ($     4,273)   $    36,351

Income (loss) per common and
  common equivalent share:

    Primary ..................................    ($      . 12)   $     1.11

    Fully diluted ............................    ($      . 12)   $     1.04

Dividends per common share ...................     $       .16    $      .15



   The accompanying notes are an integral part of these financial statements.


              TOSCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                       Thousands of Dollars

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         1995          1994
                                                      -----------   -----------
Cash flows from operating activities:
Net income (loss) .............................        ($  4,273)   $  38,867
Adjustments to arrive at net cash
  provided by operating activities:
  Depreciation ................................           14,160       12,615
Amortization of deferred items ................            9,768        8,544
Deferred income taxes .........................                        19,871
Restructuring charge ..........................            2,200
(Increase) decrease:
Trade accounts receivable .....................           30,548      (71,893)
Inventories ...................................            6,145      (58,441)
Prepaid expenses and other current assets .....            3,357        1,834
Increase (decrease):
Accounts payable and accrued liabilities ......           57,109      108,089
Other liabilities and deferred gains ..........              941        1,411
Other .........................................           (2,210)        (170)
Net cash provided by operating activities .....          117,745       60,727

Cash flows from investing activities:
Purchase of property, plant and equipment .....          (47,882)     (14,593)
Increase in deferred turnarounds,
charges and other assets ......................          (43,426)      (5,129)
Net change in short-term
investments and deposits ......................          (31,617)      (8,756)
Proceeds from termination of
Continental-Tosco Limited Partnership .........                         4,848
Transfers to discontinued operations ..........           (6,646)     (22,671)
     Net cash used in investing activities ....         (129,571)     (46,301)

Cash flows from financing activities:
   Borrowings (repayments) under
    revolver, net .............................           40,000      (30,000)
   Short-term bank repayments .................          (12,000)
   Principal payments under debt agreements ...                            (4)
   Dividends on Preferred and Common Stock ....           (5,932)      (7,106)
   Other ......................................             (225)      (1,046)
Net cash provided by (used in)
financing activities ..........................           21,843      (38,156)

Net increase (decrease) in cash and
 cash equivalents .............................           10,017      (23,730)
Cash and cash equivalents at beginning
 of period ....................................           23,793       55,091
Cash and cash equivalents at end of period ....         $ 33,810    $  31,361



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

2 Inventories

                                                     March 31,   December 31,
                                                        1995        1994
                                                     ---------   ------------
                                                      (Thousands of Dollars)
  Raw materials .................................    $ 214,843    $ 163,866
  Intermediates .................................       43,248       24,603
  Finished products .............................      196,477      272,462
  Retail ........................................        2,924        2,706
                                                     $ 457,492    $ 463,637

     The excess of replacement cost over the value of inventories based upon the LIFO method was $22,705,000 and $5,821,000 at March 31, 1995 and December 31, 1994, respectively.


3. Accrued Expenses and Other Liabilities


                                                      March 31,    December 31,
                                                       1995            1994
                                                     ----------    ------------
                                                     (Thousands of Dollars)

Accrued taxes other than
taxes on income .................................    $  71,349       $ 71,964
Accrued compensation
and related benefits ............................       11,718         11,570
Accrued interest ................................        7,447         11,958
Income taxes receivable .........................       (8,682)        (9,546)

Acquisition related liabilities .................       15,334         15,856
Other accrued costs .............................        5,967          7,476
Restructuring charge (a) ........................        2,200
Short term borrowings ...........................       29,500         41,500
Current installments of
long-term debt ..................................          783            783
                                                     $ 135,616      $ 151,561
- -----------------
(a) During the first quarter of 1995, Tosco announced a restructuring program designed to reduce costs and improve operating efficiencies in response to continuing poor refining margins. The total estimated cost of $5.2 million, of which $2.2 million was recorded in the first quarter of 1995, is primarily for the severance cost of approximately 175 people at the Avon
    Refinery and related support locations.



4.  Long-Term Debt

                                                      March 31,     December 31,
                                                        1995           1994
                                                      ---------     -----------
                                                       (Thousands of Dollars)
   Revolving Credit Facilities
   Cash borrowings ..............................    $ 273,000      $ 233,000
   Letters of credit ............................      111,554         58,517
   Total utilization ............................      384,554        291,517
   Availability .................................       65,446        158,483
    Total credit line ...........................    $ 450,000      $ 450,000

     Interest paid was $19,194,000 and $16,819,000 for the first three months of 1995 and 1994, respectively.

5. Capital Stock

     During the first quarter of 1995, options to purchase 168,333 shares of common stock of Tosco (Common Stock) were granted at $29.25. Quarterly dividends of $.16 per share of Common Stock were paid on March 31, 1995 to shareholders of record on March 21, 1995.

6.  Income Taxes



The provision (credit) for income taxes is summarized below:

                                              Three Months Ended March 31,
                                             -----------------------------
                                                 1995               1994
                                             -----------         ---------
                                                  (Thousands of Dollars)
    Federal .............................     ($ 2,487)           $ 21,096
      State .............................         (530)              5,930
      Foreign ...........................          135
    Provision (credit)
     for income taxes ...................     ($ 2,882)           $ 27,026

  Cash payments (refunds)
  of income taxes, net ..................     ($ 3,746)           $    833



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


8. Subsequent Events

     In view of uncertain refining margins and the competitive refining environment, Tosco has taken steps to reduce operating costs and increase efficiencies. During the first quarter of 1995, Tosco announced a restructuring program designed to reduce costs and improve operating efficiencies in response to continuing poor refining margins. The estimated cost of approximately $5.2 million, $2.2 million of which was recorded in the first quarter with the $3.0 million balance to be recorded in the second quarter of 1995, is primarily for the severance cost of approximately 175 people at the Avon Refinery and related support locations.

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

     Results of Operations - For the three months ended March 31, 1995


                                                           Consolidated
                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                       1995             1994
                                                  -------------    ------------
                                                       (Thousands of Dollars)

Sales (a) ....................................     $ 1,696,319    $  1,495,688
Cost of sales ................................       1,664,173       1,390,191
Operating contribution .......................          32,146         105,497
Restructuring charge .........................           2,200
Selling, general, and
 administrative expense ......................          22,602          27,098
Net interest expense .........................          14,499          12,506
Pre-tax income (loss) ........................         ( 7,155)         65,893
Provision (credit) for
income taxes .................................         ( 2,882)         27,026
Net income (loss) ............................    ($     4,273)    $    38,867

     (a) The increase in sales for the first quarter of 1995 is primarily due to the acquisition of additional retail marketing assets and higher sales prices.

                             Refining Data Summary
                   Three Months Ended March 31, 1995 and 1994
               (In thousands of B/D except for refining margins)

                 Avon (a) Bayway (b) Ferndale (c) Consolidated

                           1995   1994  1995   1994   1995  1994  1995   1994
                           ----   ----  ----   ----   ----  ----  ----   ----
Crude and other
 raw materials ........   166.5  168.2  294.0  260.9  58.6  92.8  519.1  521.9
Petroleum products
 produced:
  Clean products ......   107.5  132.3  245.8  211.3  36.3  60.7  389.6  404.3
  Other finished
   products ...........    54.1   33.4   54.4   56.3  13.4  30.2  121.9  119.9
Total finished
 products produced ....   161.6  165.7  300.2  267.6  49.7  90.9  511.5  524.2
Refining margin
 per charge
 barrel (d) ...........   $5.01  $7.39  $2.55  $3.77 $3.42 $4.99  $3.44  $5.15


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


     Tosco incurred a net loss of $4.3 million, or ($.12) per fully diluted share, on sales of $1.7 billion for the first quarter of 1995, compared to net income of $38.9 million, or $1.04 per fully diluted share, on sales of $1.5 billion for the first quarter of 1994. Results of operation for the first quarter of 1995 includes an after tax charge of $1.3 million ($.04 per share).


     Tosco generated an operating contribution (income before the restructuring charge, selling, general and administrative expense, net interest expense, and income taxes) for the first quarter of 1995 of $32.1 million, a decrease of $73.4 million from 1994. The decline was primarily due to extremely poor refining margins and extensive scheduled turnaround maintenance. Avon's catalytic cracker, the refinery's principal gasoline production unit, and the processing units at the Ferndale Refinery were shutdown for 55 and 33 days, respectively, during the first quarter of 1995. As a result, raw material throughput at the Avon and Ferndale Refineries declined by 36,000 barrels per day (B/D) (from 261,000 B/D for 1994 to 225,000 B/D in 1995) and production of clean transportation fuels (gasoline and distillates) fell by 49,200 B/D (from 193,000 B/D to 143,800 B/D). The decrease in production at Tosco's West Coast refineries was partially offset by increased production at the Bayway Refinery. Bayway's raw material throughput increased by 33,100 B/D to 294,000 B/D while clean product production increased by 34,500 B/D to 245,800 B/D, the highest levels of production achieved under Tosco's ownership. While Bayway's strong operating performance mitigated the production declines at Avon and Ferndale, Tosco was not able to overcome weak refining margins on both coasts of the United States. Consolidated refining margins declined by $1.71 (approximately 33%), to $3.44. Exceptionally weak market conditions resulted from the combined impact of a surplus of heating oil due to the mild winter on the East Coast of the United States and poor gasoline markets due to the industry's inability to recover the higher production cost of reformulated gasolines in highly competitive markets. The poor refining results were partially offset by the strong performance of the retail operations. Retail marketing fuel margins averaged $.09 per gallon during the first quarter of 1995 compared to $.08 for the first quarter of 1994. Retail volumes sold also increased by 27,600 B/D to 66,300 B/D and operating costs increased by $5 million, over the first quarter of 1994 primarily because of the August and December 1994 acquisitions of the retail marketing operations in Northern California and Arizona from BP and Exxon, respectively.

     The decrease in selling, general, and administrative expense for the first quarter of 1995 is due to significantly lower provisions for incentive compensation and potential losses on trade receivables, partially offset by increases in the costs of Tosco's expanded operations. The increase in net interest expense was primarily due to higher levels of debt and higher interest rates.

Outlook



     Results of operations continue to be determined by two factors: the operating efficiency of the refineries and refining and retail marketing margins. The turnarounds of Avon's cat cracker and the Ferndale Refinery were completed in the first quarter and throughput volumes have returned to normal levels. Significant turnaround activity is not planned for the balance of 1995 and assuming reasonable margins, Tosco expects to operate the refineries at high production levels. Refining margins have also improved over the first quarter levels but Tosco is not able to predict whether the improved level will continue. At March 31, 1995, Bayway had locked in what it considered to be acceptable refining margins on approximately 37% and 17% of its expected second quarter and remaining 1995 production, respectively. In view of uncertain refining margins and the competitive refining environment, steps have been taken to reduce operating costs and increase efficiencies. During the first quarter of 1995, Tosco announced a restructuring program designed to reduce costs and improve operating efficiencies in response to continuing poor refining margins. The estimated cost of approximately $5.2 million is primarily for the severance cost of approximately 175 people at the Avon Refinery and related support locations. The $5.2 million restructuring charge, $2.2 million of which was recorded in the first quarter with the $3.0 million balance to be recorded in the second quarter of 1995, will be paid over the next 12 months from cash provided from operations and will be more than offset by the anticipated annual savings of approximately $10 million. Tosco's objective is to be the low-cost refiner in each of its markets to enable Tosco to better withstand difficult times and ensure increasing profitability in improved markets. Tosco's expansion into retail marketing has been successful in providing earnings in a period of poor refining margins and Tosco continues to seek opportunities to acquire additional retail marketing assets that allow an attractive rate of return and complement its existing refining and retail systems.

Cash flows and liquidity -- 1995

     As summarized in the Statement of Cash Flows, cash increased by $10 million during 1995 as cash provided by operating and financing activities of $118 million and $22 million, respectively, exceeded cash used in investing activities of $130 million. Cash provided by operating activities of $118 million was from cash earnings of $22 million (net loss plus depreciation, amortization and the restructuring charge) and a decrease in working capital of $97 million, partially offset by a decrease from other sources of $1 million.


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


     At March 31, 1995, total shareholders' equity was $565 million, a decrease from December 31, 1994 of $10 million due to the loss of $4 million and dividend and other payments totaling $6 million. Debt, including current maturities and short-term bank borrowings, increased by $28 million to $758 million at March 31, 1995.



                TOSCO CORPORATION AND SUBSIDIARIES
                        PART 1 - EXHIBIT I
                COMPUTATION OF EARNINGS  PER SHARE
                            (Unaudited)
                In Thousands Except Per Share Data


                                                       1995             1994
                                                     ---------        ---------
Net income (loss) ...............................    ($ 4,273)        $ 38,867

Preferred stock dividends (a)                                           (2,516)
Net income (loss) attributable to common
  shareholders for primary earnings
  per share computations ........................      (4,273)          36,351
Addback of dividends on preferred stock
  for assumed conversion ........................                        2,516
Net income (loss) attributable to common
 shareholders for fully diluted
 earnings per share computations ................    ($ 4,273)        $ 38,867

Weighted average number of
 shares outstanding during the period ...........      37,050           32,262
Stock option equivalents ........................                          415
Shares and equivalents used for
 computation of primary
 earnings per share .............................      37,050           32,677
Weighted average potentially
 dilutive securities for the
 assumed conversion of preferred stock ..........                        4,792

Shares and equivalents used for
 computation of fully diluted
 earnings per share .............................      37,050           37,469

Earnings (loss) per share:

Primary .........................................    ($   .12)        $   1.11

Fully diluted ...................................    ($   .12)(b)     $   1.04

- ------------

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



                                            TOSCO CORPORATION
                                              (Registrant)


Date: June 30, 1995

                                        By:  /s/ JEFFERSON F. ALLEN
                                           --------------------------
                                                 Jefferson F. Allen
                                             Executive Vice President
                                            and Chief Financial Officer