Form 10-Q
period 1995-06-30
TOSCO CORP
filed 1995-08-11
CIK 74091

FORM 10-Q

                         UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[*]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                              OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period
from_____________________________to________________________

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

Registrant's Common Stock outstanding at July 31, 1995 was
37,064,909 shares

                 TOSCO CORPORATION AND SUBSIDIARIES

             Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Six Months Ended June 30, 1995

                                                         Page(s)
Part I. Financial Information
       Consolidated Balance Sheets                          3

     Consolidated Statements of Income                     4

    Consolidated Statements of Cash Flows                   5

         Notes to Consolidated Financial Statements        6 -9

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations          10 - 15

         Exhibit I - Computation of Earnings Per Share    16
Part II. Other Information                                17

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



TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

                                                 June 30,        December 31,
ASSETS                                           1995                1994
                                                 (Unaudited)
Current assets
     Cash and cash equivalents                     $13,064         $23,793
     Short-term investments and deposits            38,535          30,829
     Trade accounts receivable, less allowance
          for uncollectibles of $8,714,000
         (1995) and $8,392,000 (1994)              269,532         291,772
     Inventories                                   479,665         463,637
     Prepaid expenses and other current assets      39,068          43,258
     Deferred income taxes                           6,160           6,160
              Total current assets                 846,024         859,449

Property, plant and equipment, net                 885,306         822,057
Deferred turnarounds and charges                   121,688          94,223
Deferred income taxes                                6,998           6,998
Other assets                                        15,645          14,479
Net assets of discontinued operations

               Total assets                     $1,875,661     $ 1,797,206

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                             $471,913        $328,572
     Accrued expenses and other liabilities        116,263         151,561
              Total current liabilities            588,176         480,133

Revolver debt                                      201,000         233,000
Long-term debt                                     454,612         454,429
Other liabilities                                   14,604          14,338
Environmental cost liability                        35,339          35,382
Net liabilities of discontinued operations           1,152           2,526
Deferred income taxes                                1,934           1,934

Shareholders' equity:
     Common shareholders' equity:
       Common Stock - $.75 par value, 50,000,000
        shares authorized, 39,613,950 (1995),
        39,598,900 (1994) shares issued             29,714          29,702
       Capital in excess of par value              638,853         640,078
       Retained earnings (deficit)                 (20,843)        (25,436)
       Reductions from capital                     (68,880)        (68,880)
          Total common shareholders' equity        578,844         575,464


     Total liabilities and shareholders' equity $1,875,661      $1,797,206


The accompanying notes are an integral part of these financial statements.



TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Thousands of Dollars Except Per Share Data


                                                  Three Months        Six Months
                                                  Ended June 30,      Ended June 30,
                                                  1995         1994       1995      1994


Sales                                             $1,904,038   $1,399,761  $3,600,357  $2,895,449

Cost of sales                                      1,832,540    1,354,712   3,498,913   2,744,903
Selling, general and administrative expense           22,294       14,487      44,896      41,585
Interest expense                                      15,541       14,398      30,939      27,889
Interest income                                         (839)      (1,370)     (1,738)     (2,355)
                                                   1,869,536    1,382,227   3,573,010   2,812,022

Income before provision for income taxes              34,502       17,534      27,347      83,427

Provisions for income taxes                           13,778        3,082      10,896      30,108

Net income                                            20,724       14,452      16,451      53,319

Preferred stock dividend requirements                              (2,516)                 (5,032)

Income attributable to common shareholders           $20,724      $11,936     $16,451     $48,287

Income per common and common
   equivalent share:

          Primary                                      $0.55        $0.37       $0.44       $1.48

          Fully diluted                                $0.55        $0.37       $0.44       $1.42


Dividends per common share                             $0.16        $0.15       $0.32       $0.30

The accompanying notes are an integral part of these financial statements.


                   TOSCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                       Thousands of Dollars

                                                             Six Months
                                                            Ended June 30,
                                                            1995          1994
Cash flows from operating activities:
     Net income                                                 $16,451       $53,319
     Adjustments to arrive at net cash provided by
      operating activities:
          Depreciation                                           29,463        25,092
          Amortization of deferred items                         22,417        15,145
    (Increase) decrease:
          Trade accounts receivable (Note 2)                     22,240       (78,309)
           Inventories                                          (16,028)      (88,894)
           Prepaid expenses and other current assets              4,190         5,608
     Increase (decrease):
           Accounts payable and accrued liabilities             108,043       124,977
    Other                                                        (1,934)       (1,548)
           Net cash provided by operating activities            184,842        55,390


Cash flows from investing activities:
    Purchase of property, plant and equipment, net               (92,712)      (37,709)
    Increase in deferred turnarounds, charges and other assets   (50,082)      (33,939)
    Net change in short-term investments and deposits             (7,706)      (27,056)
    Proceeds from termination of partnership                                     4,848
          Net cash used in investing activities                 (150,500)      (93,856)

Cash flows from financing activities:
     Borrowings (repayments) under revolver, net                 (32,000)        7,000
     Principal payments under debt agreements                                       (4)
     Dividends on Preferred and Common Stock                     (11,858)       (14,711)
     Other                                                        (1,213)       ( 1,146)
           Net cash used in financing activities                 (45,071)         (8,861)

Net decrease in cash and cash equivalents                        (10,729)       (47,327)
Cash and cash equivalents at beginning of period                  23,793         55,091
Cash and cash equivalents at end of period                       $13,064         $7,764

The accompanying notes are an integral part of these financial statements.


NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to the three and six months ended
June 30, 1995 and 1994 is unaudited

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

   Cash, Cash Equivalents, Short-term Investments and Deposits

            Tosco purchased director and officer liability insurance coverage from its wholly owned subsidiary Loil Group Ltd. (Loil), with limits of liability coverage of $14,100,000 at June 30, 1995 (an amount approximately equal to the amount of cash and investments of Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco. At June 30, 1995, the portfolio's carrying value of marketable investments, considered "available for sale" in accordance with SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", approximated fair value.

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

Turnarounds

            Refinery processing units are periodically shut down for major maintenance (turnarounds). Turnaround costs are deferred and amortized on a straight-line basis over the expected period of benefit (the period to the next scheduled shutdown of the unit which generally ranges from 24 to 48 months).

2.          Accounts Receivable

            In June 1995, as part of its ongoing program to reduce interest costs, Tosco entered into a three year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (Receivable Transfer Agreement). Under the Receivable Transfer Agreement, Tosco retains substantially the same risk of credit loss as if the receivables had not been sold. Tosco also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. At
June 30, 1995 approximately $75,000,000 of receivables had been sold under the Receivable Transfer Agreement and the sale is reflected as a reduction of accounts receivable. Proceeds were used to reduce indebtedness under Tosco's revolving credit facilities. (Note 5). The cost of the Receivable Transfer Agreement is based on the financial institution's cost of issuing a like amount of commercial paper plus a margin.

 3.         Inventories
                  June 30,             December 31,
                    1995                  1994
                        (Thousands of Dollars)

Raw materials     $227,590              $163,866
Intermediates       17,432                24,603
Finished products  231,306               272,462
Retail               3,337                 2,706
                  $479,665              $463,637

            The excess of replacement cost over the value of inventories based upon the LIFO method was $31,036,000 and $5,821,000 at June 30, 1995 and December 31, 1994, respectively.

4.          Accrued Expenses and Other Liabilities
                                             June 30,             December 31,
                                               1995                1994
                                                 (Thousands of Dollars)
Accrued taxes other than taxes on income       $  72,421       $  71,964
Accrued compensation and related benefits         14,207          11,570
Accrued interest                                  10,742          11,958
Income taxes receivable                          ( 3,078)         (9,546)
Acquisition related liabilities                    3,989          15,856
Other accrued costs                               14,277           7,476
Restructuring costs (a)                            2,922
Short term borrowings                                             41,500
Current installments of long-term debt               783             783
                                                $116,263        $151,561
(a)   During the first quarter of 1995, Tosco announced a restructuring program designed to reduce costs and improve operating efficiencies in response to continuing poor refining margins.  The total estimated cost of $5,200,000, of which $2,200,000 and $3,000,000 were recorded in the first and second quarters of 1995, respectively, was primarily for the then anticipated
severance cost of approximately 175 people at the Avon Refinery and related support locations.

5.          Credit Facility and Long-Term Debt

            Tosco amended its collateralized credit facility effective April 7, 1995 (Amended Revolving Credit Facilities). The amendment extended the maturity of the credit facility by one year to April 1998 and reduced the cost of borrowing. Cash borrowing under the Amended Revolving
Credit Facilities now bears interest at the option of Tosco at one of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for each rate option. The incremental margin is dependent on the credit rating of the First Mortgage Bonds.

Utilization of Revolving Credit Facilities

                                   June 30,       December 31,
                                   1995             1994
                                     (Thousands of Dollars)
Revolving Credit Facilities
Cash borrowings                   $   201,000     $   233,000
Letters of credit                      57,866          58,517
Total utilization                     258,866         291,517
Availability                          191,134         158,483
Total credit line                  $  450,000      $  450,000

Interest paid was $24,386,000 and $24,848,000 for the first six months of 1995 and 1994, respectively.

6.          Capital Stock

     During the second quarter of 1995, options to purchase
205,000 shares of common stock of Tosco (Common Stock) were granted at $32.63. Quarterly dividends of $.16 per share of Common Stock were paid on June 30, 1995.

7.          Income Taxes
                               Three Months               Six Months
                               Ended June 30,             Ended June 30,
                             1995            1994        1995        1994
                                         (Thousands of Dollars)
Federal                     $ 10,678        $ 3,711     $ 8,191     $  24,807
State                          2,444           (629)      1,914         5,301
Foreign                          656                        791
Provision for income taxes  $ 13,778      $   3,082    $ 10,896     $  30,108
Cash payments (refunds)
 of income taxes, net         $1,295       $  8,836     ($2,451)    $   9,669


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

9.          Subsequent Events

            7%  Notes

   In early July 1995, Tosco filed a registration statement for the issuance, from time to time, of up to $250,000,000 of unsecured debt securities on terms determined by market conditions at the time of issuance. On July 12, $125,000,000 of debt securities were issued under the registration statement as 7% unsecured, non-callable notes due
July 15, 2000 (7% Notes) at a discount totaling $189,000. The proceeds from the public offering, net of the discount and costs, were used to repay indebtedness under the Amended Credit Facilities. Interest on the 7% Notes is payable each January 15 and July 15, beginning January 15, 1996.

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

Results of  Operations - Three months ended June 30, 1995


                                           Three Months Ended June 30,
                                              1995          1994
                                           (thousands of dollars)
Sales (a)                                    $1,904,038    1,399,761
Cost of  sales                                1,829,540    1,354,712
Operating contribution                           74,498       45,049
Restructuring charge                              3,000
Selling, general, and administrative expense     22,294       14,487
Net interest expense                             14,702       13,028
Pre-tax income                                   34,502       17,534
Provision for income taxes                       13,778        3,082
Net income                                  $    20,724   $   14,452

(a) The increase in sales for the second quarter of 1995 is primarily due to the acquisition of additional retail marketing assets and higher sales prices.

                Refining Data Summary
               Three months ended June 30, 1995 and 1994
           (In thousands of barrels per day (B/D) except for refining margins)

                                       Avon (a)             Bayway (b)     Ferndale            Consolidated
                                  1995      1994          1995     1994     1995     1994     1995     1994

Crude and other raw materials     163.5       139.3          294.4   270.0   81.5       91.3    539.4   500.6

Petroleum products produced:
Clean Products                    139.2       123.6          246.0   220.2   55.0       62.6    440.2   406.4
Other finished products            21.5        13.4           54.1    53.9   23.6       27.4     99.2    94.7

Total finished products produced  160.7       137.0          300.1   274.1   78.6       90.0    539.4   501.1
Refining margin per charge
barrel (c)                      $  5.84     $  6.11        $  3.50   $3.33 $ 4.10     $ 4.19   $ 4.30  $ 4.26


(a)  Production for the second quarter of 1994 was negatively impacted by the scheduled turnaround of Avon's fluid coker.
     Avon's 1994 refining margin and raw materials processed were restated to include the production costs of  MTBE.

(b)  Bayway's production results for the second quarter of 1995 reflect the benefit of the expanded crude distillation capacity completed in the third quarter of 1994.

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

     Tosco earned $ 20.7 million, or $ .55 per fully diluted share, on sales of $1.9 billion for the second quarter of 1995, compared to net income of $14.5 million, or $ .37 per fully diluted share, on sales of $1.4 billion for the second quarter of 1994. Results of operations for the second quarter of 1995 include an after-tax restructuring charge of $1.8 million ($.05 per share) which was reallocated from the first quarter of 1995.


  Tosco generated an operating contribution (income before the restructuring charge, selling, general and administrative expense, net interest expense, and income taxes) for the second quarter of 1995 of $74.5 million, an increase of $29.4 million from 1994. The increase was primarily attributable to the lack of major scheduled turnaround maintenance at the three refineries, slightly higher margins and expanded retail operations. Consolidated raw material throughput for the second quarter of 1995 increased by 38,800 barrels per day (B/D) to 539,400 B/D and production of clean transportation fuels, aided by expanded crude distillation capacity at Bayway, increased by 33,800 B/D to 440,200 B/D over the comparable 1994 period. Refining margins for the second quarter of 1995 on a consolidated basis increased by $.04 per barrel from the second quarter of 1994 but varied widely by refinery. Bayway's refining margins, assisted by strong gasoline sales at the start of the summer driving season, increased by $ .17 per barrel while West Coast refinery margins declined by $.27 per barrel and $.09 per barrel for Avon and Ferndale, respectively. Retail marketing fuel margins continued to be strong, averaging $.09 per gallon during the second quarter of 1995 compared to $.07 for the second quarter of 1994. Retail volumes sold also increased by 28,500 B/D to 69,000 B/D over the second quarter of 1994 primarily because of the August and December 1994 acquisitions of the retail marketing operations in Northern California and Arizona from British Petroleum (BP) and Exxon, respectively.

     The increase in selling, general, and administrative expense for the second quarter of 1995 is due to expanded retail operations. The increase in net interest expense for 1995 is primarily due to higher levels of and higher interest rates on floating rate revolving credit debt.

                                    Six Months Ended June 30,
                                       1995           1994
                                     (thousands of dollars)
Sales                                   $   3,600,357    $  2,895,449
Cost of  sales                              3,493,713       2,744,903
Operating contribution                        106,644         150,546
Restructuring charge                            5,200
Selling, general, and administrative expense   44,896          41,585
Net interest expense                           29,201          25,534
Pre-tax income                                 27,347          83,427
Provision for income taxes                     10,896          30,108
Net income                               $     16,451   $      53,319


                         Refining Data Summary
                   Six months ended June 30, 1995 and 1994
             (In thousands of B/D except for refining margins)

                                    Avon (a)            Bayway           Ferndale (a)          Consolidated
                                  1995      1994       1995    1994        1995     1994        1995        1994
Crude and other raw materials     164.6      153.6      294.3    264.6       70.0     92.0       528.9      510.2
Petroleum products produced:
Clean Products                    123.3      127.9      246.0    215.0       45.7     61.7       415.0      404.6

Other finished products            37.6       23.1       54.1     55.4        22.1    28.2       113.8      106.7

Total finished products produced  160.9      151.0      300.1    270.4        67.8    89.9       528.8      511.3

Refining margin per charge barrel $ 5.44   $  6.81     $ 3.00    $3.55     $  3.83  $ 4.59   $   3.87     $  4.72

(a) Avon's catalytic cracker, the refinery's principal gasoline production unit, and the processing units at the Ferndale Refinery were shutdown for 55 and 33 days, respectively, in the first quarter of 1995 for major scheduled turnaround maintenance.

     Tosco earned $ 16.5 million, or $.44 per fully diluted share, on sales of $3.6 billion for the first six months of 1995, compared to $53.3 million, or $1.42 per fully diluted share, on sales of $2.9 billion for the first six months of 1994. Results of operations for the first half of 1995 include an after-tax restructuring charge of $3.1 million ($.08 per share).

     Tosco generated an operating contribution for the first half of 1995 of $106.6 million, a decrease of $43.9 million from 1994. The decrease was primarily attributable to the extensive scheduled turnaround maintenance and extremely poor refining margins in the first quarter of 1995. The exceptionally weak market conditions in the first quarter of 1995 resulted from the combined impact of a surplus of heating oil due to the mild winter on the East Coast of the United States and poor gasoline markets due to the industry's inability to recover the higher production costs of reformulated gasolines in highly competitive markets. Retail marketing fuel margins averaged $.09 per gallon for the first half of 1995 compared to $.08 for the comparable 1994 period. Retail volumes sold also increased by 27,000 B/D to 67,000 B/D due to acquisitions of retail assets in Northern California and Arizona.

     The increase in selling, general, and administrative expense for the first six months of 1995 versus the comparable period of 1994 was due to Tosco's expanded operations partially offset by lower provisions for incentive compensation (due to lower levels of income) and potential losses on trade receivables. In the first quarter of 1994, Tosco recorded provisions of $5.3 million for incentive compensation and $2.9 million for potential losses on trade receivables. The increase in net interest expense for 1995 is primarily due to higher levels of and higher interest rates on floating rate revolving credit debt.

Outlook

     Results of operations continue to be determined by two factors: the operating efficiency of the refineries and refining and retail marketing margins. The second quarter of 1995 had no major turnaround activity. Significant turnaround activity is not currently planned for the balance of 1995 and, assuming reasonable margins, Tosco presently expects to operate the refineries at high production levels for the remaining period of 1995. Tosco is not able to predict the level or trend of refining and retail margins because of uncertainties associated with oil markets. To reduce Tosco's exposure to fluctuations in refining margins, and reduce the volatility of operating results, Tosco at June 30, 1995, has used futures contracts to lock in what it considered to be acceptable refining margins on approximately 24% and 14% of Bayway's expected third quarter and remaining 1995 production, respectively.

     Recently passed legislation lifted the ban on the export of Alaskan North Slope (ANS) crude oil, a primary source of raw materials for West Coast refineries, which may lead to higher costs for ANS and other domestic crude oils which may not be recovered in higher sales prices. The exchange agreement with Atlantic Richfield Company (ARCO) under which ARCO delivers 50,000 B/D of ANS crude oil to the Avon Refinery in exchange for a variable quantity of gasoline is scheduled to terminate on December 31, 1996 unless extended at ARCO's option by December 31, 1995. Discussions with ARCO are in progress but the renewal of the exchange agreement, and the effects therefrom, are uncertain.

     In view of uncertain refining margins and the competitive refining environment, Tosco implemented a restructuring program to reduce operating costs and increase efficiencies.
Its total estimated cost of approximately $5.2 million, recorded in the first and second quarters of 1995, was primarily for the then anticipated severance costs of approximately 175 people at the Avon Refinery and related support locations. The costs of the restructuring program are being paid in the second quarter of 1995 from operating cash flow and will be offset by the anticipated annual savings of approximately
$10 million. Tosco expanded its restructuring program with the late June announcement of the consolidation of operating and administrative functions of its West Coast operations, including the closing of the Concord, California administrative office. The expanded restructuring program will be completed within one year. Additional cost savings, together with a more efficient organizational structure, are expected.

     Tosco's expansion into retail marketing has been successful in providing earnings in a period of poor refining margins and Tosco continues to seek opportunities to acquire additional retail marketing assets that allow an attractive rate of return and complement its existing refining and retail systems.

Cash flows and liquidity

      As summarized in the Statement of Cash Flows, cash decreased by $11 million during the first six months of 1995 as cash used in investing and financing activities of $151 million and $45 million, respectively, exceeded cash provided by operating activities of $185 million.

      Cash provided by operating activities of $185 million was from cash earnings from operations of $68 million (net income plus depreciation and amortization), a decrease in working capital of $119 million, partially reduced by a decease from other sources of $2 million. The decrease in working capital was primarily due to an increase in accounts payable and the sale of accounts receivable. See Note 2 to the June 30, 1995 Consolidated Financial Statements.

      Net cash used in investing activities totaled $151 million, primarily for capital additions and deferred turnaround expenditures of $93 million and $50 million, respectively, and increases in short-term investments and deposits of $8 million. Cash used in financing activities totaled $45 million, consisting of net repayments of cash borrowings under its revolving credit facility of $32 million, dividends of $12 million and other payments of $1 million.

      Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) increased by $30 million during 1995 due to an increase of $8 million in short-term investments and deposits and $33 million in unused credit facilities, partially offset by a decrease in cash and cash equivalents of $11 million. At June 30, 1995, liquidity totaled $243 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months).

      To increase financial flexibility and reduce interest costs, Tosco amended its working capital agreement in April 1995, entered into a Receivable Transfer Agreement in June 1995, and issued $125 million of unsecured 7% notes in July 1995. Tosco has registered an additional $125 million of unsecured debt securities which may be offered to the public on terms determined by market conditions at the time of sale. See Notes 2, 5 and 9 to the June 30, 1995 Consolidated Financial Statements.

Capital Expenditures and Capitalization

      During the first six months of 1995, Tosco spent $ 93 million on budgeted capital projects, primarily at the Avon Refinery and retail outlets. Capital spending programs continue to address reformulated fuel specifications, compliance with environmental regulations and permits, operating flexibility and reliability, personnel/process safety, and retail expansion and modernization.
In May 1995, Tosco announced a three-year $200 million program to expand retail marketing operations on the West Coast of the United States. The expansion program will be used to develop new retail sites in existing markets, enhance existing retail facilities and enter new markets through new construction, purchases and leases of existing stations or systems and new jobber business. Tosco expects to fund its capital expenditures from cash provided by operations, available credit and other resources.

      At June 30, 1995, total shareholders' equity was $579 million, an increase from December 31, 1994 of $3 million due to net income of $16 million less dividend and other payments of $13 million. Debt, including current maturities and short-term bank borrowings, decreased by $73 million to $656 million at June 30, 1995.

                   TOSCO CORPORATION AND SUBSIDIARIES
                      PART 1 - EXHIBIT I
                 COMPUTATION OF EARNINGS PER SHARE
                      (Unaudited)
                 In Thousands Except Per Share Data

                                            Three Months           Six Months
                                           Ended June 30,         Ended June 30,
                                          1995        1994         1995        1994

Net Income                                $ 20,724     $ 14,452   $ 16,451     $53,319

Preferred stock dividends                               ( 2,516)                (5,032)
Net income attributable to common shareholders
 for primary income per
 share computations                         20,724       11,936     16,451      48,287
Addback of dividends on preferred stock
 for assumed conversion                                   2,516                  5,032
Net income attributable to common shareholders
 for fully diluted income
 per share computations                  $  20,724     $ 14,452   $ 16,451     $53,319

Weighted average number of shares
  outstanding during the period             37,060       32,263     37,055      32,263
Stock option equivalents                       465          358        356         389
Shares used for computation of primary
 earnings per share                         37,525       32,621     37,411      32,652
Weighted average potentially dilutive
 securities for the assumed conversion
 of preferred stock                                       4,792                  4,792
Weighted average common stock equivalents                               37


Shares and equivalents used for computation
 of fully diluted earnings per share         37,525      37,413     37,448      37,444

Earnings per share:

 Primary                                     $ 0.55     $  0.37     $ 0.44       $ 1.48

 Fully diluted                               $ 0.55     $  0.37(a)  $ 0.44       $ 1.42

(a) Fully diluted earnigns per share for the second quarter of 1994 did not assume the conversion of preferred stock because the effect was anti-dilutive.


PART II.  OTHER INFORMATION

Item 2.  Changes in the Rights of Security Holders

In early July 1995, Tosco filed a registration statement authorizing, from time to time, the issuance of up to an aggregate $250,000,000 of unsecured debt securities on terms determined by market conditions at the time of the issuance. On July 12, 1995, Tosco issued $125,000,000 of 7% unsecured, non callable notes due July 15,
2000 (7% Notes)under the registration statement. Interest on the 7% Notes is payable each January 15 and July 15, beginning January 15, 1996.

Item 4.  Submission of Matters to Vote of Security Holders

On May 18, 1995, an Annual Meeting of the Stockholders was held.

The table below briefly describes the proposals and the results of the shareholder vote.

Election of Directors

Names                     Votes For      Withhold Authority

Jefferson F. Allen       28,271,566           77,527
Joseph B. Carr           28,191,681          157,412
Houston I. Flournoy      28,225,567          123,526
Clarence G. Frame        28,215,701          133,392
Edmund A. Hajim          28,272,244           76,849
Joseph P. Ingrassia      28,245,447          103,646
Charles Luellen          28,270,293           78,800
Thomas D. O'Malley       28,269,467           79,626

Authorization and approval  Votes For  Votes Against  Abstain of Amendment of the 1992
Stock Incentive Plan        19,259,539    8,753,844    335,710

Ratification and approval   Votes For    Votes Against  Abstain
of appointment of Coopers
& Lybrand as independent
accountants                  28,265,258     43,491      40,344

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    4. Form of Indenture between Tosco Corporation and The First National Bank of Boston, As Trustee, relating to Debt Securities (including Form of Debt Security), incorporated by reference from Exhibit 4.1 of Tosco Corporation's Amendment No. 3 to Registration Statement on Form S-3 as filed on June 30, 1995.

    11. Computation of Earnings Per Share (see Part I, Exhibit
I).

     99. Condensed Consolidating Financial Information


                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TOSCO CORPORATION
                           (Registrant)



Date: August 11, 1995         By: /s/ JEFFERSON F. ALLEN
                                  (Jefferson F. Allen)
                                Executive Vice President
                                and Chief Financial Officer

                              By: /s/ ROBERT I. SANTO
                                      (Robert I. Santo)
                                Chief Accounting Officer