Form 10-Q
period 1995-09-30
TOSCO CORP
filed 1995-11-14
CIK 74091

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                     OR

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

Registrant's Common Stock outstanding at October 31, 1995 was 37,064,909 shares.

TOSCO CORPORATION AND SUBSIDIARIES

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Nine Months Ended September 30, 1995


                                                Page(s)
Part I.  Financial Information
         Consolidated Balance Sheets               3
         Consolidated Statements of Income         4
         Consolidated Statements of Cash Flows     5
      Notes to Consolidated Financial Statements   6 - 9
 Management's Discussion and Analysis of Financial
      Condition and Results of Operations          10 - 15
 Exhibit I - Computation of Earnings Per Share     16
Part II.   Other Information                       17

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

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

                                                        September 30, December 31,
ASSETS                                                      1995      1994
                                                         (Unaudited)

Current assets
   Cash and cash equivalents                               $ 9,701        $ 23,793
   Short-term investments and deposits                      29,283         30,829
Trade accounts receivable, less allowance for uncollectibles
      of $8,768,000 (1995) and $8,392,000 (1994)           181,688        291,772
   Inventories                                             539,719        463,637
   Prepaid expenses and other current assets                40,011        41,923
   Deferred income taxes                                     1,710         6,160
            Total current assets                           802,112       858,114

Property, plant and equipment, net                         909,965       822,057
Deferred turnarounds and charges                           117,027        95,558
Deferred income taxes                                        2,547         6,998
Other assets                                                16,547        14,479

            Total assets                              $  1,848,198    $1,797,206

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                 $     459,656     $ 328,572
   Accrued expenses and other liabilities                  94,988       151,561
            Total current liabilities                     554,644       480,133

Revolver debt                                              54,000       233,000
Long-term debt                                            579,708       454,429
Other liabilities                                          15,465        14,338
Environmental cost liability                               35,022        35,382
Net liabilities of discontinued operations                  7,968         2,526
Deferred income taxes                                       1,934         1,934

Shareholders' equity:
   Common shareholders' equity:
     Common Stock - $.75 par value, 50,000,000 shares authorized,
        39,613,950 (1995), 39,598,900 (1994) shares issued 29,714         29,702
     Capital in excess of par value                       638,553        640,078
     Retained earnings (deficit)                               70        (25,436)
     Reductions from capital                              (68,880)       (68,880)
            Total common shareholders' equity             599,457        575,464

    Total liabilities and shareholders' equity       $  1,848,198     $1,797,206


 The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited)
Thousands of Dollars Except Per Share Data


                                              Three Months          Nine Months
                                          Ended September 30,   Ended September 30,
                                           1995       1994         1995          1994

Sales                                     $ 1,816,846  $ 1,671,557   $5,417,203  $ 4,567,006
Cost of sales                               1,734,096    1,623,382    5,233,009    4,368,285
Selling, general and administrative expense    24,879       18,430       69,775       60,015
Interest expense                               14,586       14,864       45,525       42,753
Interest income                                  (903)      (1,218)      (2,641)      (3,573)
                                            1,772,658    1,655,458    5,345,668    4,467,480

Income before provision for income taxes       44,188       16,099       71,535       99,526
Provision for income taxes                     17,344        6,423       28,240       36,531

Net income                                     26,844        9,676       43,295       62,995

Preferred stock dividend requirements                       (1,261)              (6,293)

Income attributable to common shareholders  $  26,844     $  8,415     $ 43,295     $ 56,702

Income per common and common
   equivalent share:

          Primary                            $   0.72     $   0.25     $   1.16     $   1.71

          Fully diluted                      $   0.71     $   0.25     $   1.15     $   1.68


Dividends per common share                   $   0.16     $   0.16     $   0.48     $   0.46

The accompanying notes are an integral part of these financial statements.

           TOSCO CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)
                  Thousands of Dollars

                                                                Nine Months
                                                              Ended September 30,
                                                              1995      1994
Cash flows from operating activities:
     Net income                                               $ 43,295  $ 62,995
     Adjustments to arrive at net cash provided by operating activities:
          Depreciation                                          45,415    38,830
          Amortization of deferred items                        34,735    22,815
          Deferred income taxes                                  8,901
    (Increase) decrease:
          Trade accounts receivable (Note 2)                   110,084   (133,136)
           Inventories                                         (76,082)   (76,361)
           Prepaid expenses and other current assets             1,912     (2,942)
   Increase (decrease):
           Accounts payable and accrued liabilities             74,511    247,941
    Other                                                        6,755      4,976
           Net cash provided by operating activities           249,526    165,118

Cash flows from investing activities:
    Purchase of property, plant and equipment, net            (133,323)   (78,883)
    Increase in deferred turnarounds, charges and other assets (58,539)   (91,736)
    Net change in short-term investments and deposits            1,546      5,373
    Proceeds from termination of partnership                                9,194
          Net cash used in investing activities               (190,316)  (156,052)

Cash flows from financing activities:
      Proceeds from bond offering                              125,000
     Repayments under revolver, net                           (179,000)    (7,000)
     Principal payments under debt agreements                              (1,504)
     Dividends on Preferred and Common Stock                   (17,789)   (21,844)
     Other                                                      (1,513)    (2,190)
           Net cash used in financing activities               (73,302)   (32,538)

Net decrease in cash and cash equivalents                      (14,092)   (23,472)
Cash and cash equivalents at beginning of period                23,793)    55,091
Cash and cash equivalents at end of period                    $  9,701   $ 31,619


The accompanying notes are an integral part of these financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to the three and nine months ended
September 30, 1995 and 1994 is unaudited.

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

   Cash, Cash Equivalents, Short-term Investments and Deposits

       Tosco purchased director and officer liability insurance coverage from its wholly owned subsidiary Loil Group Ltd.
(Loil), with limits of liability coverage of $14,100,000 at September 30, 1995 (an amount approximately equal to the amount of cash and investments of Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco. At September 30, 1995, the portfolio's carrying value of marketable investments, considered "available for sale" in accordance with SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", approximated fair value.

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

Turnarounds

       Refinery processing units are periodically shut down for major maintenance (turnarounds). Turnaround costs are deferred and amortized on a straight-line basis over the expected period of benefit (the period ,which generally ranges from 24 to 48 months, to the next scheduled shutdown of the unit).

2.     Accounts Receivable

    In June 1995, as part of its ongoing program to reduce interest costs, Tosco entered into a three year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (Receivable
Transfer Agreement). Under the Receivable Transfer Agreement, Tosco retains substantially the same risk of credit loss as if the receivables had not been sold. Tosco also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. At
September 30, 1995, approximately $99,000,000 of receivables had been sold under the Receivable Transfer Agreement and the sale is reflected as a reduction of accounts receivable. Proceeds were used to reduce indebtedness under Tosco's revolving credit facilities (Note 5).

3.     Inventories

                                September 30,  December 31,
                                   1995            1994
                                  (Thousands of Dollars)

Raw materials                  $286,280          $163,866
Intermediates                    23,231            24,603
Finished products               226,195           272,462
Retail                            4,013             2,706
                               $539,719          $463,637

   The excess of replacement cost over the carrying value of inventories based upon the LIFO method was $10,557,000 and $5,821,000 at September 30, 1995 and December 31, 1994,
respectively.

4.     Accrued Expenses and Other Liabilities


                                                September 30,  December 31,
                                                     1995            1994
                                                  (Thousands of Dollars)

Accrued taxes other than taxes on income         $  54,916          $ 71,964
Accrued compensation and related benefits           18,131            11,570
Accrued interest                                     8,076            11,958
Income taxes receivable                           (  1,905)          ( 9,546)
Acquisition related liabilities                      3,485            15,856
Other accrued costs                                  9,863             7,476
Restructuring costs (a)                              1,639

Short term borrowings                                                 41,500
Current installments of long-term debt                 783               783
                                                  $ 94,988          $151,561

 (a) During the first quarter of 1995, Tosco announced a restructuring program designed to reduce costs and improve operating efficiencies. The total estimated cost of $5,200,000, of which $2,200,000 and $3,000,000 were recorded in the first and second quarters of 1995, respectively, was primarily for the then-anticipated severance cost of approximately 175 people at the Avon Refinery and related support locations.

5.     Credit Facility and Long-Term Debt

    In July 1995, Tosco filed a registration statement for the issuance, from time to time, of up to $250,000,000 of unsecured debt securities on terms determined by market conditions at the time of issuance. On July 12, $125,000,000 of authorized debt securities were issued under the registration statement as 7% unsecured, non-callable notes due July 15, 2000 (7% Notes). The proceeds from the public offering, net of costs, were used to repay indebtedness under the Amended Revolving Credit Facilities. Interest on the 7% Notes is payable each January 15 and July 15, beginning January 15, 1996.

Utilization of Revolving Credit Facilities

                                             September 30,      December 31,
                                                 1995               1994
                                                 (Thousands of Dollars)
Revolving Credit Facilities
  Cash borrowings                                 $ 54,000         $ 233,000
  Letters of credit                                 72,753            58,517
     Total utilization                             126,753           291,517
   Availability                                    323,247           158,483
           Total credit line                   $   450,000        $  450,000

       Interest paid was $ 50,075,000 and $44,430,000 for the first nine months of 1995 and 1994, respectively.

6.     Capital Stock

     Quarterly dividends of $.16 per share of Common Stock were paid on September 29, 1995 to shareholders of record on September 19, 1995.

7.     Income Taxes

                                             Three Months             Nine Months
                                              Ended Sept. 30,         Ended Sept. 30,
                                             1995        1994         1995    1994
                                                     (Thousands of Dollars)

       Federal                               $ 15,039     $   5,242      $23,230   $ 30,049
       State                                    3,093         1,181        5,007      6,482
       Foreign                              (     788)                         3
         Provision for income taxes          $ 17,344     $   6,423      $28,240   $ 36,531

       Cash payments (refunds) of income
         taxes, net                         $   1,523     $      53       ($ 928)  $  9,722

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

     In December 1993, Tosco acquired the Ferndale Refinery, retail marketing assets in the Pacific Northwest, and the right to market under the BP brand from BP. The purchase price included annual contingent participation payments over the five years following the acquisition of up to $50,000,000 and $100,000,000 based on the performance of the refining and retail marketing segments, respectively. Participation payments of approximately $11,000,000 were paid in April 1995 based upon Tosco's interpretation of the agreement. Discussions with BP over participation payments are continuing.

9.     Subsequent Events

   During October 1995, Tosco entered into a long-term agreement with Car Wash Enterprises, doing business as Brown Bear Car Wash, to lease Brown Bear's 27 car wash facilities in Washington State.
Following completion of the transaction, which is expected by year-end, Tosco plans to operate the car wash system and rebrand the system's 16 gas stations to the BP brand.

       On November 2, 1995, Tosco announced that it had entered into a letter of intent with BP Oil Company concerning the purchase of BP Oil's Northeast marketing and refining assets. Under the proposed transaction Tosco would obtain an exclusive license valid for 15 years, with various renewal options, to market retail gasoline and diesel fuels under the BP brand. The license covers Delaware, Maryland, the Washington D.C. metro area, Pennsylvania, New Jersey, New York, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine. Portions of western Pennsylvania and Maryland are excluded. The term of Tosco's existing exclusive license in nine Western states would also be extended to 15 years from the closing date of this transaction. The purchase also includes the 190,000 barrels per day Marcus Hook refinery near Philadelphia, nine petroleum product terminals and associated pipeline interests. The purchase price of $75 million plus the value of inventories at closing may be increased by up to $50 million if annual refining margins in the Northeast exceed certain escalating levels for a period of five years. Completion of the transaction is subject to the satisfaction of certain conditions and is presently scheduled to close around year-end.

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

Results of  Operations -  Three months ended  September 30, 1995


                                           Three Months Ended September 30,
                                                1995                1994
                                                 (Thousands of Dollars)
Sales (a)                                        $1,816,846          $1,671,557
Cost of  sales                                    1,734,096           1,623,382
Operating contribution                               82,750              48,175
Selling, general, and administrative expense         24,879              18,430
Net interest expense                                 13,683              13,646
Pre-tax income                                       44,188              16,099
Provision for income taxes                           17,344               6,423
Net income                                      $    26,844          $    9,676


(a) The increase in sales for the third quarter of 1995 is primarily due to the acquisition of additional retail marketing assets and higher sales prices.

                                               Refining Data Summary
                                      Three months ended September 30, 1995 and 1994
                                    (In thousands of barrels per day (B/D) except for refining margins)
                               Avon (a)       Bayway (b)       Ferndale     Consolidated
                          1995     1994      1995     1994     1995    1994  1995       1994
Crude and other
raw materials             174.6     163.5    286.7    184.5    91.5     88.1   552.8      436.1

Petroleum products
produced:
Clean Products            150.0     141.4    227.3    149.2    62.4     61.4   439.7      352.0

Other finished products    23.1      20.6     63.3     34.7    27.8     24.6  114.2       79.9

Total finished
products produced         173.1     162.0    290.6    183.9    90.2     86.0  553.9      431.9

Refining margin
per charge barrel (c)    $ 6.36    $ 6.12   $ 3.00     N/A    $4.34    $4.66 $ 4.28       N/A


(a) Avon's 1994 refining margin and raw materials processed were restated to include the production costs of MTBE.

(b) Bayway's production results for the third quarter of 1995 reflect the benefit of the expanded crude distillation capacity completed in the third quarter of 1994.

Refining margins include the net results of hedges on a varying percentage of Bayway's production.

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

Tosco earned $26.8 million, or $.71 per fully diluted share, on sales of $1.8 billion for the third quarter of 1995, compared to net income of $9.7 million, or $.25 per fully diluted share, on sales of $1.7 billion for the third quarter of 1994.

Tosco generated an operating contribution (income before selling, general and administrative expense, net interest expense, and income taxes) for the third quarter of 1995 of $82.8 million, an increase of $34.6 million from 1994. The increase was primarily attributable to the lack of major scheduled turnaround maintenance at the three refineries and expanded retail operations. Consolidated raw material throughput for the third quarter of 1995 increased by 116,700 barrels per day (B/D) to 552,800 B/D and production of clean transportation fuels, increased by 87,700 B/D to 439,700 B/D over the comparable 1994 period. The
Bayway Refinery underwent major scheduled turnaround maintenance of the fluid catalytic cracking unit during the third quarter of 1994 which severely restricted production for five weeks.

Refining margins for the third quarter of 1995 varied widely by refinery, increasing $.24 per barrel for Avon and decreasing $.32 per barrel for Ferndale over the comparable 1994 period to $6.36 and $4.34 per barrel, respectively. Bayway's margin of $3.00 per barrel was satisfactory given industry available margins. Retail marketing fuel margins continued to be strong, averaging $.12 per gallon during the third quarter of 1995 compared to $.11 for the third quarter of 1994. Retail volumes sold also increased by 14,500 B/D to 71,500
B/D over the third quarter of 1994 primarily because of the August and December 1994 acquisitions of the retail marketing operations in Northern California and Arizona from British Petroleum (BP) and Exxon, respectively.

The increase in selling, general, and administrative expense for the third quarter of 1995 is due to expanded retail operations and higher accruals for incentive compensation
(due to higher levels of operating income).
Selling, general and administrative expense for the third quarter of 1994 included insurance recoveries of $3.5 million (related to now-settled litigation with the predecessor owners of the Avon Refinery over environmental matters) and $1.0 million (related to a retroactive adjustment of prior year medical costs based on favorable claim experience). Interest expense for the third quarter of 1995 reflects the effect of Tosco's Receivable Transfer Agreement, the cost of which are not included in interest expense.
See Note 2 to the Consolidated Financial Statements.

                                          Nine Months Ended  Sept. 30,
                                           1995                1994
                                           (Thousands of Dollars)
Sales                                      $5,417,203         $4,567,006
Cost of  sales                              5,227,809          4,368,285
Operating contribution                        189,394            198,721
Restructuring charge                            5,200
Selling, general, and administrative expense   69,775             60,015
Net interest expense                           42,884             39,180
Pre-tax income                                 71,535             99,526
Provision for income taxes                     28,240             36,531
Net income                                 $   43,295          $  62,995

                                                     Refining Data Summary
                                                  Nine months ended Sept. 30, 1995 and 1994
                                                   (In thousands of B/D except for refining margins)
                           Avon(a)              Bayway(b)               Ferndale(c)                  Consolidated
                        1995     1994           1995      1994          1995        1994               1995       1994
Crude and other
raw materials           168.3    157.6          291.7      237.6         77.4          89.9              537.4       485.1

Petroleum products
produced:
Clean Products          132.4    132.7          239.7      192.5         51.3          61.6              423.4        386.8
Other finished products  32.8     27.9           57.1       48.3         24.0          26.1              113.9        102.3

Total finished
products produced      165.2    160.6          296.8       240.8         75.3          87.7              537.3        489.1

Refining margin
per charge barrel    $ 5.77    $ 6.56         $ 3.16         N/A       $ 4.04       $  4.66            $  4.10          N/A

(a) Avon's production results were negatively impacted by the scheduled turnaround of the catalytic cracker in the first quarter of 1995 and the fluid coker in the second quarter of 1994.

(b) Bayway's throughput and production for 1995 significantly increased due to the scheduled shutdown of its fluid catalytic cracking unit for turnaround maintenance and the expansion of crude distillation capacity both performed during the third quarter of 1994.

(c) The processing units at the Ferndale Refinery were shutdown in the first quarter of 1995 for major scheduled turnaround maintenance.

Tosco earned $43.3 million, or $1.15 per fully diluted share, on sales of $5.4 billion for the first nine months of 1995, compared to $63.0 million, or $1.68 per fully diluted share, on sales of $4.6 billion for the first nine months of 1994. Results of operations for the first nine months of 1995 include an after-tax restructuring charge of $3.1 million ($.08 per share).

Tosco generated an operating contribution for the nine months of 1995 of $189.4 million, a decrease of $9.3 million from 1994. The decrease was primarily due to the poor refining margins and extensive scheduled turnaround maintenance at the Ferndale Refinery during the first quarter of 1995. These negative factors more than offset the strong production results of the Bayway Refinery due to the completion of scheduled turnaround maintenance of the fluid catalytic cracking unit and expanded crude distillation capacity in the third quarter of 1994. The exceptionally weak market conditions in the first quarter of 1995 resulted from the combined impact of a surplus of heating oil due to the mild winter on the East Coast of the United
States and poor gasoline markets due to the industry's inability to recover the higher production costs of reformulated gasolines in highly competitive markets. Retail marketing fuel margins averaged $.10 per gallon for the nine months of 1995 compared to $.09 for the comparable 1994 period. Retail volumes sold also increased by 23,300 B/D to 69,100 B/D due to acquisitions of retail assets in Northern California and Arizona.

During the first quarter of 1995, Tosco announced a restructuring program designed to reduce costs and improve operating efficiencies in response to continuing poor refining margins. The total estimated cost of $5,200,000, of which $2,200,000 and $3,000,000 were recorded in the first and second quarters of 1995, respectively, was primarily for the then-anticipated severance cost of approximately 175 people at the Avon Refinery and related support locations.

The increase in selling, general, and administrative expense for the first nine months of 1995 versus the comparable period of 1994 was due to Tosco's expanded operations. Selling, general and administrative expense for the first nine months of 1994 included insurance recoveries of $4.5 million. The increase in net interest expense for 1995 is primarily due to higher average debt levels and higher short-term interest rates.

Outlook

Results of operations continue to be determined by two factors: the operating efficiency of the refineries and refining and retail marketing margins. The second and third quarters of 1995 had no major turnaround activity. Significant turnaround activity is not currently planned for the balance of 1995 and, assuming reasonable margins, Tosco presently expects to operate the refineries at high production levels for the remaining period of 1995. Tosco is not able to predict the level or trend of refining and retail margins because of uncertainties associated with oil markets. To reduce Tosco's exposure to fluctuations in refining margins, Tosco has at times used futures contracts to lock in what it considered to be acceptable refining margins on a varying percentage of future production. At September 30, 1995, Tosco had hedged approximately 4% of Bayway's fourth quarter production at acceptable historical margins.

Recently passed legislation would lift the ban on the export of Alaskan North Slope (ANS) crude oil, a primary source of raw materials for West Coast refineries, which may lead to higher costs for ANS and other domestic crude oils which may not be recovered in higher sales prices. The exchange agreement with
Atlantic Richfield Company (ARCO) under which ARCO delivers 50,000 B/D of ANS crude oil to the Avon
Refinery in exchange for a variable quantity of gasoline is scheduled to terminate on December 31, 1996 unless extended at Arco's option by December 31, 1995. Discussions with ARCO are continuing but the renewal of the exchange agreement, and the effects therefrom, are uncertain.

In view of uncertain refining margins and the competitive refining environment, Tosco implemented a restructuring program to reduce operating costs and increase efficiencies. The estimated $5.2 million cost of the restructuring program is being paid from operating cash flow and will be offset by the anticipated annual savings of approximately $10 million. Tosco expanded its restructuring program with the late June announcement of the consolidation of operating and administrative functions of its West Coast operations, including the closing of the Concord, California administrative office. The expanded restructuring program will be completed within one year. Additional cost savings and a more efficient organizational structure are expected.

Tosco's expansion into retail marketing has been successful in providing earnings in a period of poor refining margins and Tosco continues to seek opportunities to acquire additional retail marketing assets that allow an attractive rate of return and complement its existing refining and retail systems.

Acquisitions

During October 1995, Tosco entered into a long-term agreement with Car Wash Enterprises, doing business as Brown Bear Car Wash, to lease Brown Bear's 27 car wash facilities in Washington State.
Following completion of the transaction, which is expected by year-end, Tosco plans to operate the car wash system and rebrand the system's 16 gas stations to the BP brand.

On November 2, 1995, Tosco announced that it had entered into a letter of intent with BP Oil Company, concerning the purchase of BP Oil's Northeast marketing and refining assets. Under the proposed transaction, Tosco would obtain an exclusive license valid for 15 years, with various renewal options, to market retail gasoline and diesel fuels under the BP brand. The license covers Delaware, Maryland, the Washington, D.C. metro area, Pennsylvania, New Jersey, New York, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine. Portions of western Pennsylvania and Maryland are excluded. The term of Tosco's existing exclusive license in nine Western states would also be extended to 15 years from the closing date of this transaction. The purchase also includes the 190,000 barrels per day Marcus Hook refinery near Philadelphia, nine petroleum product terminals and associated pipeline interests. The purchase price of $75 million plus the value of inventories at closing may be increased by up to $50 million if annual refining margins in the Northeast exceed certain escalating levels for a period of five years. Tosco intends to operate the Marcus Hook Refinery as an adjunct to the Bayway Refinery, reconfiguring certain operations at
Marcus Hook with minimal investment. Tosco expects to finance the acquisition from BP from available cash and credit resources. Completion of the transaction is subject to the satisfaction of certain conditions and is presently scheduled to close around year-end.

Cash flows and liquidity

As summarized in the Statement of Cash Flows, cash decreased by $14 million during the first nine months of 1995 as cash used in investing and financing activities of $190 million and $73 million, respectively, exceeded cash provided by operating activities of $249 million.

Cash provided by operating activities of $249 million was from cash earnings from operations of $132 million
(net income plus depreciation, amortization and deferred income taxes), a decrease in working capital of $110 million, and an increase from other sources $7 million.

Net cash used in investing activities totaled $190 million, primarily for capital additions and deferred turnaround expenditures of $133 million and $58 million, respectively partially offset by a decrease in short-term investments and deposits of $2 million. Cash used in financing activities totaled $73 million, consisting of net repayments of cash borrowings under Tosco's revolving credit facility of $179 million, dividends of $18 million and other payments of $2 million, partially offset by the proceeds from Tosco's $125 million bond offering. See Note 5 to the September 30, 1995 Consolidated Financial Statements.

Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) increased by $149 million during 1995 due to an increase of $165 million in unused credit facilities, partially offset by a decrease in cash and cash equivalents of $14 million and short-term investments of $2 million. At September
30, 1995, liquidity totaled $362 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months).

To increase financial flexibility and reduce interest costs, Tosco amended its working capital agreement in April 1995, entered into a Receivable Transfer Agreement in June
1995, and issued $125 million of unsecured 7% notes in July
1995.  See Notes 2 and 5 to the September 30,
1995 Consolidated Financial Statements.

Capital Expenditures and Capitalization

During the first nine months of 1995, Tosco spent $133 million on budgeted capital projects, primarily at the Avon Refinery and retail outlets. Capital spending programs continue to address reformulated fuel specifications, compliance with environmental regulations and permits, operating flexibility and reliability, personnel/process safety, and retail expansion and modernization. In May 1995, Tosco announced a three-year $200 million program to expand retail marketing operations on the West Coast of the United States. The expansion program is being used to develop new retail sites in existing markets, enhance existing retail facilities and enter new markets through new construction, purchases and leases of existing stations or systems and new jobber business. The long-term agreement to lease and operate Brown Bear's 27 car wash facilities in Washington is a part of this expansion program. During the third quarter of 1995 construction of a $48 million Solvent Deasphalter began at Bayway. This unit will convert approximately 20,000 B/D of low-value residual fuel into feedstock for the refinery's fluid catalytic cracker, Bayway's principal gasoline manufacturing unit. This project which is scheduled for completion in the third quarter of 1996, will reduce the amount of high-cost, partially refined feedstocks that Bayway currently purchases from third parties.
Tosco expects to fund its capital expenditures from cash provided by operations, available credit and other resources.

At September 30, 1995, total shareholders' equity was $599 million, an increase from December 31, 1994 of $24 million due to net income of $43 million less dividend and other payments of $19 million. Debt, including current maturities and short-term bank borrowings, decreased by $96 million to $634 million at September 30, 1995.



TOSCO CORPORATION AND SUBSIDIARIES
PART I - EXHIBIT I
COMPUTATION OF EARNINGS PER SHARE
(Unaudited)
In Thousands Except Per Share Data


                                                   Three Months         Nine Months
                                                  Ended September 30,   Ended September 30,
                                                 1995          1994     1995         1994
Net income                                       $ 26,844     $ 9,676    $ 43,295     $ 62,995

Preferred stock dividends                                      (1,261)               (6,293)
Net income attributable to common shareholders
    for primary income per share computations      26,844       8,415     43,295       56,702
Addback of dividends on preferred stock for
    assumed conversion                                          1,261                6,293
Net income attributable to common shareholders
    for fully diluted income per share          $  26,844    $  9,676    $43,295    $ 62,995

Weighted average number of shares
    outstanding during the period                  37,065      33,861     37,058      32,795
Stock option equivalents                              413         346        371         375
Shares used for computation of primary
    earnings per share                             37,478      34,207     37,429      33,170
Weighted average potentially dilutive securities
    for the assumed conversion of preferred stock               3,194                4,259
Weighted average common stock equivalents             101                  143
Shares and equivalents used for computation of
    fully diluted earnings per share               37,579       37,401    37,572      37,429


Earnings per share:

    Primary                                         $0.72       $ 0.25    $ 1.16      $ 1.71 (a)

    Fully diluted                                   $0.71       $ 0.25    $ 1.15      $ 1.68


(a) Primary earnings per share would have been $1.68 for the nine months ended September 30, 1994 if the conversion of the Series F
Stock pursuant to Tosco's call for redemption had occurred on January
1, 1994.

             PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On August 10, 1995, the District Court granted Tosco's Motion for Judgment on the Pleadings and dismissed Lion Oil Company's Complaint with prejudice in the case of Lion Oil Company v. Tosco Corporation (United States District Court. Western District of Arkansas, Case No. 94-1072). The Court held that Tosco was not liable to Lion Oil for investigation and remediation of alleged environmental contamination of a refinery located in El Dorado, Arkansas formerly owned by Tosco and sold to Lion Oil. On September 6, 1995, Lion Oil filed an appeal of the District Court's decision in the case of Lion Oil Company v. Tosco Corporation (United States Court of Appeals for the Eight Circuit, Case No. 95-3270).

On September 29, 1995, the Oklahoma Department of Environmental Quality and Tosco entered into a Consent Agreement and Final Order concerning the environmental investigation of a refinery in Duncan, Oklahoma previously owned by Tosco and others and the interim remediation of a portion of the site which are currently estimated to cost less than $2 million. Tosco is seeking contribution from responsible third parties for its response costs. (See First Quarter 10-Q/A-1)

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

  11. Computation of Earnings Per Share (See Part I. Exhibit I).

  99. Condensed Consolidation Financial Information.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOSCO CORPORATION
                                  (Registrant)


Date: November 14, 1995           By: /s/ JEFFERSON F. ALLEN
                                      (Jefferson F. Allen)
                                      Executive Vice President
                                   and Chief Financial Officer

                                  By: /s/ ROBERT I. SANTO
                                      (Robert I. Santo)
                                      Chief Accounting Officer


Exhibit 99
Condensed Consolidating Financial Information
The following tables set forth the condensed consolidating financial statements as of
September 30, 1995 and for the nine months then ended of Tosco, Bayway and
Tosco's other subsidiaries.  They are provided to meet the reporting and informational requirements of Bayway as guarantor of the 8 1/4% First Mortgage Bonds.

                                             Condensed Consolidated Balances Sheet
                                               (Thousands of Dollars)
                                                    As of September 30, 1995

                                                Tosco         Bayway      Minor Subs
                                                (Issuer)      (Guarantor)  (Non-guarantors)   Eliminations    Consolidated

Assets
Cash and cash equivalents                        $  2,735       $  3,555   $  3,411                           $   9,701
Short-term investments and deposits                 1,777          3,241     24,265                              29,283
Other current assets (a)                          211,332        460,118     91,678                             763,128
   Total current assets                           215,844        466,914    119,354                             802,112
Other assets                                      741,916        245,457     63,079             (4,366)       1,046,086
Investment in Bayway and other subsidiaries       247,316          -           -              (247,316)
Intercompany receivables                          283,071                                     (283,071)
    Total assets                               $1,488,147       $712,371    $182,433          $(534,753)      $1,848,198

Liabilities and shareholders' equity
Current liabilites                             $  249,524       $262,882    $ 42,238                         $  554,644
Revolver and long-term debt                       574,944         54,000       4,764                            633,708
Other liabilities                                  64,222            533                         (4,366)         60,389
Intercompany liabilities                                         176,978     106,093           (283,071)
Shareholderss equity                              599,457        217,978      29,338           (247,316)        599,457
  Total liabilities and shareholders' equity   $1,488,147       $712,371    $182,433          $(534,753)     $1,848,198

                                                 Condensed Consolidating Statement of Income
                                                     (Thousands of Dollars)
                                                 For the Nine Months Ended September 30, 1995

Sales                                          $2,385,177      $2,544,318   $547,420         $ (59,712)      $5,417,203
Cost of sales                                   2,281,877       2,463,505    547,339           (59,712)       5,233,009
Operating contribution                            103,300          80,813         81                            184,194
Selling, general and administrative expense(b)     50,922          20,351    ( 1,498)                            69,775
Interest expense, net                              27,611          16,008      ( 735)                            42,884
Income before provision for income taxes           24,767          44,454      2,314                             71,535
Provision for income taxes                          9,769          17,558        913                             28,240
Net income                                       $ 14,998       $  26,896     $1,401          $                $ 43,295

(a) Inventories are valued at the lower of LIFO cost or market value, which is measured on a consolidated basis.

(b) The condensed consolidating statement of income does not reflect an allocation of a portion of aggregate corporate selling, general and administrative expense of $13,485,000 to Bayway and the Minor
    Subsidiaries.  Tosco may allocate such costs in the future.


                                                 Condensed Consolidated Statement of Cash Flows
                                                     (Thousands of Dollars)
                                                 For the Nine Months Ended September 30, 1995

                                                 Tosco             Bayway       Minor-Subs
                                                 (Issuer)         (Guarantor)     (Non-guarantors)    Eliminations   Consolidated
Cash flows from operating activities:
 Net income                                         $ 14,998          $ 26,896        $   1,401                         $  43,295
 Depreciation, amortization, and deferred taxes       53,853            33,680            1,518                            89,051
 Changes in working capital                          109,102            73,698          (72,375)                          110,425
 Other                                                 6,092               533              130                             6,755
 Net cash provided by (used in) operating activities 184,045           134,807          (69,326)                          249,526

Cash flows from investing activities:
 Increase in long-term assets                       (148,531)          (19,421)          (23,910)                        (191,862)
 Intercompany transfers                             (111,405)           14,413            96,992
 Intercompany dividend                                 ( 297)              297
 Net change in short-term investments and deposits     ( 307)            4,926            (3,073)                           1,546
Net cash provided by (used in) investing
 activities                                         (260,540)              215            70,009             -           (190,316)

Cash flows from financing activities:
 Proceeds from bond offering                         125,000                                                              125,000
 Repayments under revolver, net                      (28,000)         (151,000)                                          (179,000)
 Dividends on Common Stock                           (17,789)                                                             (17,789)
 Other                                                (1,513)                                                             ( 1,513)
 Net cash provided by (used in) financing activities  77,698          (151,000)                                           (73,302)

Net increase (decrease) in cash and cash equivalents   1,203           (15,978)               683                         (14,092)
Cash and cash equivalents at beginning of period       1,532            19,533              2,728                          23,793

Cash and cash equivalents at end of period           $ 2,735            $3,555            $ 3,411         $               $ 9,701