Form 10-K
period 1995-12-31
TOSCO CORP
filed 1996-03-19
CIK 74091

FORM 10-K

                                 UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  [)] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                      1995
                                       OR
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
   For the transition period from_____________________________
  to________________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    ) Yes No


    The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 1996 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $1,656,757,925.

     Registrant's Common Stock outstanding at February 29, 1996 was 37,126,228 shares.


    Portions of registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III, as set forth herein.

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

         During 1995, Tosco focused its efforts on consolidating its 1993 and 1994 acquisitions of retail marketing assets in the Pacific Northwest, California and Arizona and expanding both the British Petroleum ("BP") brand in nine western states and the Exxon brand in Arizona, where Tosco has the exclusive right to market under those brands. Tosco continued to maintain and upgrade its three refineries, Avon, Bayway and Ferndale, to remain competitive in the domestic refining markets.

         Tosco also has interests in oil shale properties in Colorado and Utah.

         Tosco was incorporated under the laws of the State of Nevada in 1955. Its principal executive offices are located at 72 Cummings Point Road, Stamford, Connecticut 06902 and its telephone number is (203) 977-1000.

                               RECENT DEVELOPMENTS

         On February 2, 1996, Tosco purchased from BP for $59 million, excluding inventories, BP's retail marketing system in the Northeast including seven terminals, the exclusive right to market under the BP brand in eleven northeastern states and, the Washington D.C. metropolitan area, a jobber network of approximately 500 service stations, and the Marcus Hook refinery located outside Philadelphia, PA. The refinery, which was acquired in a shutdown mode, has a refining capacity of approximately 180,000 barrels of crude oil per day. Tosco is reviewing various uses for the facility.

         With the entry of Tosco into the East Coast retail market in February 1996, Tosco reorganized its business into functional divisions, with Tosco Refining Company ("Tosco Refining"), a division of Tosco, managing the business of the four refineries and bulk commercial activity and Tosco Marketing Company ("Tosco Marketing"), also a division, managing the retail and wholesale distribution and marketing of petroleum products.

         On February 16, 1996, Tosco agreed to purchase all of the outstanding shares of The Circle K Corporation ("Circle K") and to merge Circle K with a subsidiary of Tosco. Circle K has approximately 2,500 convenience stores in the U.S. of which 2,300 are company-owned and operated and 200 are franchised. Approximately 1,900 of the Circle K stores sell gasoline. Completion of the transaction is subject to the approval of various regulatory authorities, the shareholders of Circle K, and the satisfaction of certain conditions. It is expected to close prior to mid-1996. Payment of the total acquisition price of approximately $710 million, not including transaction and certain other costs, will consist of approximately 6.5 million shares of Common Stock and cash. The Common Stock to be issued is subject to adjustment if the price of Common Stock fluctuates outside an agreed range and for shares issued with respect to stock options held by certain employees of Circle K. Upon completion of the acquisition Tosco will be the largest operator of company-owned convenience stores in the United States and Tosco's retail gasoline sales are expected to increase significantly to approximately 8,000,000 gallons per day. A large portion of the Circle K system is located in areas where Tosco is licensed to operate under the BP or Exxon brand. Tosco intends, where appropriate, to rebrand these locations.


            PETROLEUM REFINING, SUPPLY, DISTRIBUTION, AND MARKETING

Refining

         Tosco, through three major facilities, processed in 1995 approximately 541,000 barrels per day of crude oil and other feedstocks into various petroleum products, consisting chiefly of light transportation fuels (gasoline, diesel and jet fuel) and heating oil.

          The Avon Refinery ("Avon"), is located in the San Francisco Bay Area. The Avon Refinery, the largest independently owned refinery on the West Coast of the United States, with approximately 160,000 barrels per day of crude oil distillation capacity, is technologically complex, with coking, catalytic cracking, hydrocracking and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. It is capable of processing a broad range of crude oils and other feedstocks into a high percentage of light refined petroleum products, consisting chiefly of transportation fuels.

         The Ferndale Refinery ("Ferndale"), is located on Puget Sound, 100 miles north of Seattle. It is connected by the Olympic pipeline to its major retail markets, has crude oil distillation capacity of approximately 90,000 barrels per day and is equipped with thermal catalytic cracking and hydrodesulfurization units, as well as modern marine facilities. The refinery, together with an extensive retail gasoline marketing and distribution system (the "Pacific Northwest Assets") was acquired from BP Exploration & Oil Inc. in December 1993.

         The Bayway Refinery ("Bayway") is located in Linden, New Jersey. Bayway is the largest refinery (as measured by distillation capacity) on the U.S. East Coast and can process in excess of 275,000 barrels per day of crude oil and other feedstocks. Its facilities include hydrodesulfurization units and the largest fluid catalytic cracking unit in the world. Bayway produces transportation fuels and is a principal supplier of heating oil to the U. S. East Coast. It is strategically located on the New York Harbor in a large market area, with ready access to marine, rail, and truck transportation and product distribution pipelines, giving it considerable flexibility to change its raw material input and product output to respond to changing market conditions. In 1995, Bayway broke ground on the construction of a $48 million solvent deasphalter, which will process approximately 20,000 barrels a day of lower valued residual fuel to produce feedstock for Bayway's catalytic cracker. This project is intended to increase Bayway's self-sufficiency for producing higher quality petroleum products and is expected to be completed by September 1996.


     The table below sets forth quantities of crude oil and feedstocks processed and refined products manufactured by Tosco during 1995, 1994 and 1993. A barrel is 42 gallons.



                                                          Average Barrels Per Calendar Day
                                      Avon                            Bayway               Ferndale
                                    Refinery                        Refinery              Refinery(3)       Consolidated

                                1995      1994(1)   1993     1995     1994     1993(2)  1995    1994    1995       1994      1993

Crude oil refined               152,650   147,450   158,160  233,750  196,660  196,150  79,700  88,840  466,100    432,950   354,310

Additional refinery feed
 and blending stocks             15,060   13,370     8,150   57,860   55,560    63,100   1,890   1,800    74,810    70,730    71,250
Total Input                     167,710  160,820   166,310  291,610  252,220   259,250  81,590  90,640   540,910   503,680   425,560
Petroleum products produced:
Gasoline                         90,160   86,020    98,640  148,430  120,580   130,140  34,220  39,860   272,810   246,460   228,780
Distillates                      46,530   46,680    38,970   78,780   75,380    76,820  17,810  19,150   143,120   141,210   115,790
Jet fuel                                                     14,280    8,770     7,020   2,600   3,790    16,880    12,560     7,020
Residual                          6,930   14,130    11,820   38,150   36,980    29,800  23,780  26,060    68,860    77,170    41,620
Petroleum coke
 (fuel oil equiv.)                6,880    6,190     7,370                                                 6,880     6,190     7,370
Propane                           4,280    4,090     4,260   11,840    9,710    10,910   1,320    1,480   17,440     9,490    15,170
Other                            11,820    2,240     3,050    5,720    4,870     9,800    (240)  (1,880)  17,300    11,020    12,850


Total petroleum products
 produced                       166,600  159,350    164,110 297,200  256,290   264,490  79,490  88,460   543,290   504,100   428,600


     (1) Avon's raw material charges for 1994 were restated to include raw materials processed at the MTBE Plant.

(2)  Operations of the Bayway Refinery for 1993 are for the period April 8, 1993 (date acquired) to December 31, 1993.

(3)  The Ferndale Refinery was acquired December 28, 1993.



      The Federal Clean Air Act Amendments of 1990 and the laws and regulations of state and local agencies impose certain air quality requirements that have a significant impact on Tosco. These regulations require the sale of reformulated and oxygenated gasoline in areas that do not meet certain air quality standards. Effective January 1, 1995, federal regulations require the sale of reformulated gasoline in the nine U.S. cities with the highest levels of ozone in their air quality, including areas in which Tosco sells its gasoline. Effective March 1, 1996, the California Air Resources Board required the sale of reformulated gasoline in California that meets specifications that are stricter than the federal requirement ("CARB Phase II"). Tosco has made the modifications necessary to meet with these requirements, including modifications at Avon to produce fuel meeting the CARB Phase II requirements.

Raw Material Supply

      During 1995, Tosco's crude oil and feedstock requirement of approximately 541,000 barrels per day were supplied by third parties. Avon's and Ferndale's requirements were supplied primarily from domestic sources, chiefly California and Alaska, while Bayway's crude oil and feedstock requirements were met primarily from foreign sources. An average of approximately 212,000 barrels per day was purchased under term contracts from a variety of domestic sources including Atlantic Richfield Co. ("ARCO"), BP Oil Supply Company ("BP Oil"), Texaco Trading and Transportation Inc. ("Texaco Trading"), and Chevron U.S.A., a portion of which was resold. Approximately 75,000 barrels per day of foreign, waterborne crude and feedstock was obtained under contracts with Statoil (Norway). The balance of Tosco's crude oil and feedstock requirement during 1995 was purchased on the spot market, where Tosco purchased a total of approximately 328,000 barrels per day (including 275,000 barrels per day from foreign sources). Tosco resold approximately 12% of its raw material purchases.

      In October 1986, Tosco entered into an agreement (the "ARCO Exchange Agreement") with ARCO, having an initial ten year term, under which ARCO delivers an average of 50,000 barrels per day of crude oil to the Avon Refinery in exchange for a variable quantity of gasoline based upon the prices of certain crude oils. In January 1996, ARCO informed Tosco that it will not extend the agreement when it expires at the end of 1996. The ARCO Exchange Agreement had two five-year renewal options exercisable by ARCO. The termination of the ARCO Exchange Agreement is not expected to have a material adverse effect on Tosco's ability to obtain crude oil for the Avon Refinery. Under the ARCO Exchange Agreement, Tosco has agreed that in the event it desires to sell the Avon Refinery, Tosco will first offer it for sale to ARCO. If ARCO declines, Tosco will be free for a certain period of time to sell the Avon Refinery for consideration no less favorable to Tosco than was initially offered to ARCO, subject to the effect of possible continuing Tosco obligations of exchange under the ARCO Exchange Agreement. In addition, in any such subsequent sale ARCO has the right to participate in the bidding and to acquire the Avon Refinery if it is the high bidder.

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

      Bayway has several term contracts with foreign suppliers of crude oil and feedstocks and believes that in the event such contracts are terminated, it would be able to replace them in the market without material adverse effect. In connection with Bayway's reliance on European sources as its primary supplier of crude oil, Tosco established a U.K. subsidiary during 1994 for the purpose of obtaining better information and access to the European markets. During 1994, Bayway entered into a twelve-year tanker agreement with Neptune Orient Lines, Ltd. of Singapore for the charter of four 100,000 dead weight tons ("DWT") crude oil tankers. The tankers will be built to maximize the use of Bayway's dock receiving facilities as well as to meet the requirements of the U.S. Oil Pollution Act of 1990. The first tanker is expected to be delivered in the second half of 1996.

      Bayway has a long-term lease agreement with Statia Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada, which it entered into in 1994. The tankers are expected to be utilized to move crude oil to Bayway or other locations from the Nova Scotia storage location or in direct shipments from suppliers.

      In 1993 Tosco and BP Oil entered into a five year crude oil supply agreement for the Ferndale Refinery, under which Tosco has the right to purchase from BP Oil Alaska North Slope ("ANS") crude oil delivered to the Ferndale Refinery in an amount approximately equivalent to the requirements of that refinery on terms Tosco considers to be favorable.

      Tosco believes its average crude oil inventory is presently sufficient for normal refinery operations at Avon, Bayway and Ferndale. Tosco's crude oil inventory level is managed in light of market risk, carrying costs, and delivery method.

      The cost to Tosco of crude oil and other feedstocks depends on many factors, including the terms of purchase, credit and delivery. In general, heavy crude oils are less expensive than lighter crude oils. Thus, if Avon's supply of San Joaquin Valley heavy crude oil is reduced or curtailed, or if its price relative to lighter crude oils increases, Tosco's operations could be adversely affected. In 1995, Congress deregulated the ANS crude oil market by permitting it to be exported, which caused an increase in its price. While this change may affect Tosco adversely, it is not expected to have a material impact. If Bayway's foreign sources of crude oil or the marine system for delivering crude oil, including required marine insurance for possible marine environmental liabilities, were curtailed, Tosco's operations could be adversely affected. In addition, the loss, or an adverse change in the terms, of certain of the crude oil supply contracts described above or the loss of other sources or means of delivery of crude oil could have a material adverse effect on Tosco's operating results. The volatility of prices and quantities of crude oil that may be purchased on the spot market or pursuant to long and short-term contracts could materially adversely affect Tosco's operating results.

Wholesale Marketing and Distribution

      Tosco sells unbranded refined petroleum products to wholesale purchasers. Tosco's wholesale sales of gasoline and distillates are made to large end users, retailers, independent marketers and jobbers who serve unbranded markets, including the retail, industrial, commercial, agricultural and governmental classes of trade. Sales are also made to other refiners and resellers, both major and independent. Tosco generally sells its other industrial petroleum products directly to the end users and resellers of such industrial products. Tosco's costs associated with meeting the new federal and state requirements, particularly the CARB Phase II requirements in California, were significant. Tosco cannot be certain that the higher costs will be fully recovered. Tosco's ability to sell its products on economical terms is dependent, in part, on the competitive position of its customers in changing and often turbulent markets. During 1995 and 1994, wholesale gasoline products accounted for approximately 49% and 44% respectively, of Tosco's revenues, while during the same periods distillates accounted for approximately 23% and 29%, respectively, of Tosco's revenues. Tosco believes that its average inventory of transportation fuels of 10 to 15 days of sales is slightly lower than average industry inventories.

      There were no long-term sales contracts (i.e., in excess of one year) which accounted for more than 10% of Tosco's consolidated revenues.

      During 1995 and 1994, Tosco purchased for resale an average of approximately 314,200 and 320,800 barrels per day, respectively, of petroleum products from third parties.

      Tosco's long-term supply agreements with Chevron USA Products Company provide Tosco with 35,000 barrels per day of CARB Phase II gasoline, and Tosco in turn provides Chevron with 35,000 barrels per day of conventional grade gasoline plus differentials. These agreements have a seven year initial term and continue on an evergreen basis thereafter.

      Tosco's 1986 ARCO Exchange Agreement (entered into for an initial ten year term) for an average crude oil supply of 50,000 barrels per day for the Avon Refinery in exchange for a variable quantity of gasoline to ARCO will terminate at the end of 1996, as described above. See "Petroleum Refining, Supply, Distribution, and Marketing - Raw Material Supply." The economic effects of the termination are uncertain. However, Tosco expects to acquire alternative suppliers and customers (including its own expanded retail operations) to replace ARCO when the exchange agreement expires.

      In 1995 Tosco distributed refined petroleum products, principally in the eastern and western United States, through an extensive distribution network comprised of 121 terminal locations in 21 states and by means of pipelines, rail tank cars, trucks, ocean-going tankers and barges. See Note 14 to the Consolidated Financial Statements.

      Tosco also engages in commercial activities related to its petroleum refining, distribution, and marketing businesses throughout the United States and internationally.



Retail Marketing

      In 1995, Tosco operated and expanded its retail petroleum fuel marketing business. Tosco's 1995 sales volume through its retail marketing system averaged approximately 68,200 barrels per day.

      Tosco's West Coast gasoline marketing system was acquired from BP in two transactions. The Washington and Oregon assets were purchased in late 1993 and the California assets followed in 1994. During 1995, the Northwest system was expanded to a total of 591 retail locations, comprised of 160 company controlled stations, 431 independently owned and operated stations, and two distribution terminals. The California system currently includes 414 retail locations, 131 of which are company controlled, 283 of which are independently owned and operated stations, a distribution terminal and related assets. The majority of the company controlled California assets are leased from a special purpose entity that purchased the assets from BP. The 1996 trademark and licensing agreement, which was part of the February 1996 Northeast purchase from BP, not only expanded Tosco's license to market under the BP brand to include eleven Northeastern states and the Washington DC metro area for a period of at least 15 years, but also extended the license to market in the nine Western states for a period of at least 15 years.

      Tosco's Arizona marketing system was acquired from Exxon in late 1994. The Arizona assets currently include approximately 78 company controlled retail locations and approximately 53 independently owned and operated service stations. The majority of the company controlled retail locations in Arizona are leased from a special purpose entity that purchased the assets from Exxon. In 1994, Tosco entered into a branded distributor agreement with Exxon with a minimum term of 7 years. The Arizona retail assets are operated under the Exxon brand.

      In 1995, Tosco entered into a long-term lease agreement with Car Wash Enterprises, d.b.a. Brown Bear Car Wash, for Brown Bear's 28 car wash facilities in the Puget Sound Region. Tosco operates the system and rebranded a majority of the 16 locations with gasoline marketing facilities to the BP image.

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

      Environmental compliance has required, and will continue to require, capital expenditures. Tosco spent approximately $9.6 million in 1995, and $17.2 million in 1994 for such capital expenditures. Tosco currently estimates that capital expenditures for environmental compliance may approximate $12.2 million and $9.1 million for 1996 and 1997, respectively. Such amounts do not include amounts that would be necessary to produce gasoline to meet changing "clean fuels" specifications.

       In July 1993, outstanding litigation concerning environmental issues with respect to the Avon Refinery was settled with certain former owners of the Avon Refinery. Under the settlement, the former owners agreed to pay up to $18 million for one-half of the costs that may be incurred to comply with certain environmental orders and to provide Tosco a $6 million credit for past environmental expenses (which Tosco uses to reduce its one-half share of costs). See "Legal Proceedings". Because anticipated remedial actions are subject to negotiation with governmental agencies the amount and timing of actual cash expenditures is uncertain. In addition, further investigative work and negotiations with governmental agencies may result in different or additional remedial actions which Tosco cannot presently predict.

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

      Tosco faces strong competition in its market for the sale of refined petroleum products, including gasoline. Such competitors, especially major integrated oil companies, have in the past and may in the future engage in marketing practices that result in profit margin deterioration for Tosco for periods of time, causing an adverse impact on Tosco. The Company does not believe that there is any one or a small number of dominant competitors in the petroleum refining and marketing business. The Company does not know its precise competitive position therein. Principal methods of competition are price or service. Tosco believes it is able to compete with these methods because of its facilities and their locations.

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

Operating Properties

         Tosco owns the 2,300 acre site on which the Avon Refinery is located and the buildings, tanks, pipelines and related facilities at that refinery. The Avon Refinery, including certain leased facilities, occupies approximately l,400 acres of the site. Of the approximately 900 remaining acres, approximately 400 acres are not subject to encumbrances described below. Bayway owns the 1,300 acre site on which the Bayway Refinery and its related facilities are located and Tosco owns the 850 acre site on which the Ferndale Refinery is located.

         Tosco had available at December 31, 1995, through ownership, lease agreement, exchange or other appropriate arrangement, the use of storage tanks, loading racks, wharves, warehouses and other related assets at approximately 121 terminal distribution locations in 21 states. Tosco believes its refinery-related properties are well-maintained and are suitable and adequate for their present purposes.

         Tosco or its wholly owned subsidiaries own or control by lease approximately 369 retail service stations located in the states of Arizona, California, Oregon and Washington. In addition to marketing transportation fuels (gasoline and diesel) many of the stations have convenience store, car wash, and/or automotive repair facilities.

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

     In April 1993, Tosco sold $150 million of 8-1/4% First Mortgage Bonds due May 15, 2003 ("Bayway Bonds"). The issue is non-callable, guaranteed by Bayway Refining Company and collateralized by the Bayway Refinery and related assets and a guarantee of Tosco. Interest on the Bonds is payable each May 15th and November 15th. See Note 9 to the Consolidated Financial Statements.

      On August 1, 1994 and December 16, 1994 Tosco provided Deeds of Trust on the improvements at retail service station locations in California and Arizona that it acquired from BP and Exxon, respectively, to the special purpose entity from whom Tosco leases the land and equipment at those locations.



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

                                OFFICE PROPERTIES

      At December 31, 1995, Tosco occupied a total of approximately 318,099 square feet of office space principally in Concord, California; Linden, New Jersey; Seattle, Washington; Stamford, Connecticut; London, England; and Singapore. The office space occupied by Tosco is generally suitable and adequate for its purposes.

                                    EMPLOYEES

      At December 3l, 1995, Tosco (including its subsidiaries) had approximately 4,024 employees at various locations, including approximately 548 part-time employees. Approximately 24% of Tosco's employees are represented by labor organizations. The compensation paid to the Company's wholesale sales force is based on the same general components as the Company's compensation to certain other salaried employees, which is salary plus a bonus under cash incentive plans based on results of operations. The compensation paid to retail site managers is based, in part, on commission on non-fuel sales and service station efficiency. The Company does not maintain key person life insurance coverage on its executive officers. Tosco believes that its labor relations with its employees are good.

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

      In 1990 the EPA and the California Regional Water Quality Control Board, San Francisco Bay Region ("RWQCB") issued Orders ("Orders") identifying suspected releases of hazardous constituents at a number of hazardous waste and solid waste management units on the Avon Refinery property, including several older inactive units which were used by Phillips Petroleum Company ("Phillips"), a former owner, but not by Tosco, and directed Tosco to investigate the identified releases and determine the need for corrective action. In July 1992, the RWQCB issued Waste Discharge Requirements which, among other things, ordered Tosco to submit a plan of corrective action ("Corrective Action Plan") to deal with the suspected releases of hazardous waste at the Avon Refinery. The Corrective Action Plan was submitted on January 4, 1993. This Plan was subsequently modified through submission of a Perimeter Groundwater Monitoring Plan ("PGMP") which received conditional approval by the RWQCB in September 1995. The PGMP is currently under review by EPA. The RWQCB also issued an Order in June 1990 which required Tosco to expand programs monitoring groundwater quality throughout the Avon Refinery and to investigate the presence of subsurface liquid hydrocarbons. In 1992, Tosco received an Order from the RWQCB that among other things, set a date by which significant amounts of subsurface liquid hydrocarbons were to be removed. Pursuant to a lawsuit that was settled in July 1993, Phillips and Texaco, the former owners of the refinery, for the next four years or until the funds provided under the agreement are expended (whichever is later), will pay up to an aggregate of $18 million for one-half of the costs that may be incurred for compliance with certain environmental orders, and in addition, provide Tosco a $6 million credit for past expenses. After the initial term of the agreement, the parties would be free to reinstate the suit. Tosco has not relinquished any of its rights to make claims for reimbursement for costs incurred after the date of settlement and would not be required to reimburse amounts received under the agreement.

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

      On July 19, 1995, the WDOE issued an Enforcement Order identifying Tosco, along with approximately 17 other parties, as a potentially liable party under state law for the investigation and remediation of a site known as the Yakima Railroad Area to which the parties allegedly sent carbon containing chlorinated solvents for regeneration. The source, extent and nature of the contamination has not been determined and the extent of Tosco's liability, if any, is unknown.

      A refinery in Duncan, Oklahoma, formerly owned by Tosco, is subject to investigation by the Oklahoma Department of Environmental Quality ("ODEQ"). The ODEQ has requested that Tosco participate with the former owner, Sun Company, Inc. (R&M) ("Sun"), from whom Tosco purchased the site, and the subsequent owners, including those to whom Tosco sold the site, in the investigation and potential remediation of alleged environmental contamination. On September 29, 1995, Tosco entered into a Consent Agreement and Final Order with ODEQ to investigate the extent of contamination at the refinery, and conduct certain interim remedial actions and prepare a remedial action plan. On April 10, 1995, Tosco filed a complaint for declaratory relief against Sun (Tosco Corporation v. Sun Company, Inc. (R&M), U.S. District Court, Western District of Oklahoma, Case No. Civ 95 556M) to recover the costs of complying with the ODEQ order, and seeking an order determining Tosco's and Sun's rights and legal relations under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and the Oil Pollution Act ("OPA"), and under the Purchase Agreement through which Tosco purchased the Duncan Refinery, relating to the costs of environmental investigation and potential remediation at the site.

      On November 18, 1992, the RWQCB issued an order requiring Tosco, Phillips and Wickland Oil Company ("Wickland") to investigate the presence of petroleum hydrocarbons and other substances in the soil and groundwater at an oil terminal owned by Wickland. On the basis of this investigation, on January 17, 1996, the RWQCB approved a remedial work plan identifying Wickland as the party solely responsible for implementing remedial actions at the site.

      On June 14, 1994, Lion Oil Company ("Lion") filed a Complaint against Tosco (Lion Oil Company v. Tosco Corporation, United States District Court, Western District of Arkansas, Case No. 94-1072) as amended on August 22, 1994, seeking an order for reimbursement under CERCLA, contribution and declaratory relief in connection with the investigation and remediation of alleged environmental contamination of a refinery formerly owned by Tosco located in El Dorado, Arkansas. Tosco sold the property to Lion pursuant to an Asset Purchase & Sale Agreement of March 22, 1985 which included specific provisions limiting Tosco's liability with respect to environmental matters. On August 10, 1995, Tosco's motion to dismiss the suit for failure to state a claim was granted. Lion Oil has appealed.

      The operator of a landfill to which it is alleged Tosco sent hazardous waste has sued numerous alleged waste generators, including Tosco, municipalities and transporters, under CERCLA and other environmental laws, (ACME Landfill Corporation v. Althin CD Medical, Inc. et al., United States District Court, Northern District of California, Case No. C91444268 SBA) to recover the costs for closure/post closure of the site. The extent of Tosco's liability is yet unknown.

      The Department of Toxic Substances Control, Region 1 ("DTSC"), notified Tosco Corporation that DTSC was preparing an Imminent and Substantial Endangerment Order ("Order") naming Tosco and numerous other companies as PRPs for the remediation of the Environmental Protection Corporation ("EPC") Eastside Landfill located ten miles northeast of Bakersfield, California. On January 4, 1996, after extensive negotiations, Tosco and 12 other companies entered into a Consent Agreement with DTSC, under which the companies agreed to conduct an investigation of the Landfill, to be funded in part by a trust fund created by EPC and administered by DTSC.


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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

                                          Served as an
         Name                Age          Officer Since        Principal Occupation and Positions Held

Thomas D. O'Malley           54             1989            Chairman of the Board and Chief  Executive  Officer of Tosco
                                                            since  January  1990;  President  of Tosco since May 1993 and from  October  1989  to  May  1,  1990;  Chairman  and  Chief
                                                            Executive Officer of Argus Investments,  Inc. since July 1988 and  Argus  Energy  Corporation  since  December  1987;  Vice
                                                            Chairman of Salomon Inc. from 1983 to December 1986.

Jefferson F. Allen           50             1990            Executive  Vice  President  and Chief  Financial  Officer  of
                                                            Tosco  Corporation  since June 1990;  Treasurer of Tosco from
                                                            June  1990  to  October  1995;  various  positions  including
                                                            Chairman  and CEO,  with  Comfed  Bancorp,  Inc.  and related entities  from  November  1988 to June 1990;  Executive  Vice
                                                            President,   Argus  Investments   during  1988;  Senior  Vice
                                                            President,  Exploration  Management  Corporation from 1985 to
                                                            April 1988.

Robert J. Lavinia            49             1993            Executive Vice President of Tosco  Corporation  and President
                                                            of Tosco  Marketing  Company  (a  division  of  Tosco)  since
                                                            February  1996;  President of Tosco  Refining  and  Marketing
                                                            Company (a  division  of Tosco)  from August 1995 to February
                                                            1996;  President  of Tosco  Northwest  Company (a division of
                                                            Tosco)  from  October  1993  to  August  1995;   Senior  Vice
                                                            President  of  Tosco   Corporation   since  May  1994;   Vice
                                                            President of Tosco  Corporation  since 1993;  Executive  Vice
                                                            President of Bayway Refining Company during 1993;  President,
                                                            Tosco Energy  Corporation during 1992; prior to 1992, various positions  with Phibro  Energy for a period in excess of five years, most recently as a Senior Vice President.

Dwight L. Wiggins            55             1993            Executive Vice President of Tosco  Corporation  and President
                                                            of  Tosco  Refining  Company  (a  division  of  Tosco)  since
                                                            February  1996;  Senior Vice  President of Tosco  Corporation
                                                            since May  1994;  Vice  President  of Tosco  Corporation  and
                                                            President of Bayway Refining  Company since January 1993; New
                                                            Jersey Area Manager for Exxon  Company  U.S.A.  1990 to 1993;
                                                            Benicia Refinery Manager for Exxon Company 1983 to 1990.

Wilkes McClave III           48             1989            Vice  President and General  Counsel of Tosco and Senior Vice
                                                            President  of Tosco  Refining  Company (a  division of Tosco)
                                                            since May 1990;  Secretary of Tosco since  August 1989;  Vice
                                                            President  and  Secretary of Bayway  Refining  Company  since
                                                            January  1993,  of Tosco  Marketing  Company (a  division  of
                                                            Tosco) since  February  1996, of Tosco Refining and Marketing
                                                            Company (a  division  of Tosco)  from August 1995 to February
                                                            1996,  and of Tosco  Northwest  (a  division  of Tosco)  from
                                                            October 1993 to August  1995;  Assistant  General  Counsel of
                                                            Tosco from January 1986 to May 1990.




Peter A. Sutton              50             1992            Vice  President  of Tosco  Corporation  since  January  1992;
                                                            Senior Vice  President of Tosco  Refining  Company  since May
                                                            1990,  various  other  positions  with  Tosco for a period in excess of five years.

George E. Ogden              53             1994            Vice  President  of Tosco  Corporation  since May 1994;  Vice
                                                            President of Tosco Refining  Company from March 1992 to March
                                                            1994.  Independent Petroleum Consultant from 1984 to 1992.

Craig R. Deasy               51             1984            Vice  President  and  Treasurer of Tosco since  October 1995;
                                                            Vice  President  and  Treasurer  of Bayway  Refining  Company
                                                            since April 1993;  Assistant  Treasurer  since 1986,  various other  positions  with  Tosco  for a period in excess of five years.


Richard W. Reinken           40             1994            Vice  President  and  Chief  Information   Officer  of  Tosco
                                                            Corporation   since  November  1994;   Consultant,   Andersen
                                                            Consulting from 1985 to 1994.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Tosco's Common Stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. Set forth below are the high and low sales prices as reported on the NYSE Composite Tape.

Price Range of Common Stock

         1995                  High        Low                       1994                  High          Low

      1st Quarter               $31 1/8    $27 1/2               1st Quarter            $35             $29
      2nd Quarter                36 1/2     27 3/8               2nd Quarter             32 3/8          27 3/8
      3rd Quarter                34 3/4     30 5/8               3rd Quarter             32 7/8          27 3/8
      4th Quarter                38 1/2     33 7/8               4th Quarter             32              26 3/4


      The number of Tosco shareholders of record on February 29, 1996 was 10,465.


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

Item 6.     Selected Financial Data

      The following Selected Financial Data are qualified in their entirety by the more detailed Consolidated Financial Statements and related Notes at the end of this report. The Selected Financial Data for each of the five years ended December 31, 1995 are derived from the Consolidated Financial Statements of Tosco audited by Coopers & Lybrand L.L.P., independent accountants.




                       TOSCO CORPORATION AND SUBSIDIARIES
                           SELECTED FINANCIAL DATA(a)
             (Millions of dollars except per share and ratio data)



                                                                                YEAR ENDED DECEMBER 31,
                                                      1995           1994           1993           1992            1991

RESULTS OF OPERATIONS
Sales                                                $  7,284.0      $6,365.8       $ 3,559.2      $ 1,861.0       $ 1,608.7
Gross profit on sales                                $    284.8      $  260.4       $   251.8      $   132.7       $   121.2
Inventory valuation (recovery) writedown                                (17.7)           17.7
Restructuring (1995) and environmental
  cost accruals                                             5.2           6.0                           25.0             4.0
Operating contribution                                    279.6         272.1           234.1          107.7           117.2
Selling, general and administrative expense                95.9          84.1            58.2           38.7            30.2
Interest expense, net                                      56.3          54.2            44.1           18.0            16.5
Pre-tax income                                            127.4         133.8           131.8           51.0            70.5
Provision for income taxes (b)                             50.3          50.0            51.2           20.8             2.4
Income from continuing operations
  before other items                                       77.1          83.8            80.6           30.2            68.1
Discontinued operations, net of income taxes                                                          (120.9)            7.3
Cumulative effect of accounting changes                                                                 16.2
Net income (loss)                                    $     77.1      $   83.8       $    80.6      $   (74.5)      $    75.4

INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE
Primary:
  Income from continuing operations                   $     2.06      $   2.27       $    2.38       $   0.68        $    2.15
  Discontinued operations                                                                              (4.08)            0.24
  Cumulative effect of accounting
     changes                                                                                            0.55
Net income (loss)                                    $     2.06      $   2.27       $    2.38       $  (2.85)       $    2.39
Fully Diluted
  Income from Continuing operations                  $     2.04      $   2.24       $    2.33       $   0.68        $    2.12
       Discontinued operations                                                                         (4.08)            0.23
       Cumulative effect of accounting
     changes                                                                                            0.55
Net income (loss)                                    $     2.04      $   2.24       $    2.33       $  (2.85)       $    2.35


CAPITALIZATION (AT END OF PERIOD)
Total Assets                                         $   2003.1      $1,797.2       $ 1,492.9       $  952.9       $   871.0
Long-term and revolver debt                          $    624.0      $  687.4       $   603.3       $  356.8       $   211.9
Preferred stock                                                                         111.2          111.2           111.2
Common shareholders' equity                               627.1         575.5           410.4          270.2           385.6
Total capitalization                                  $  1,251.1     $1.262.9       $ 1,124.9       $  738.2       $   708.7


OTHER INFORMATION
Ratio of long-term and revolver debt
  to total capitalization                                  .499          0.54            0.54           0.48          0.30
Current ratio                                               1.3           1.8             2.2            2.6           1.6
Book value per share                                 $    16.92      $  15.53       $   12.60      $    9.10     $   12.78
Cash dividends per share                             $     0.64      $   0.62       $    0.60      $    0.60     $    0.60

(a)     Reflects Seminole Fertilizer Corporation, acquired on July 1, 1989, as a discontinued operation for all applicable periods.

(b)    Reflects the provision for income taxes at regular tax rates effective January 1, 1992 pursuant to the provisions of SFAS No. 109.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  INTRODUCTION


     1995 was a year of progress for Tosco. Excluding special items, operating results improved over 1994 despite lower refinery operating margins, a testament to Tosco's successful strategy to diversify the company's asset base by expanding downstream into retail. Tosco increased the number of company operated stations, acquired under long-term lease 28 Brown Bear car wash sites in the Puget Sound area, and entered into an agreement to acquire BP Oil's Northeast marketing and refining assets which was completed in February 1996. Tosco's balance sheet was also strengthened as the ratio of long-term debt to total capitalization dropped below 50% for the first time since 1993 when Tosco entered into its period of rapid growth. Tosco took initial steps in transitioning to an unsecured debt structure through the issuance of $125 million of unsecured 7% notes to pay down collateralized floating rate bank debt and through an agreement to sell receivables to a financial institution. West Coast administrative operations were also consolidated to achieve efficiencies.

Results of operations - 1995


                                                           For the Year Ended December 31.
                                                            1995                 1994
                                                                (Thousands of Dollars)


Sales                                                       $7,284,051           $ 6,365,757
Cost of sales                                                6,999,301             6,105,293
Restructuring charge                                             5,200
Inventory valuation recovery                                                        ( 17,651)
Environmental cost accrual                                                             6,000
                                                             -----------           ----------
Operating contribution                                         279,550               272,115
Selling, general, and administrative expense                    95,858                84,123
Net interest expense                                            56,253                54,143
                                                              ----------            ---------
Pre-tax income                                                 127,439               133,849
Provision for income taxes                                      50,381                50,006
                                                              ----------             --------
Net income                                                   $  77,058             $  83,843
                                                             -----------            ----------


     Tosco earned $77.1 million, or $2.04 per fully diluted share, on sales of $7.3 billion for 1995 compared to $83.8 million, or $2.24 per fully diluted share, on sales of $6.4 billion for 1994. Results of operations for 1995, include a restructuring charge totaling $5.2 million ($3.1 million after tax, $.08 per share) related to a major expense reduction program at the Avon Refinery. Results of operations for 1994 include the reversal of 1993's $17.7 million ($10.7 million after tax, $.29 per share) writedown of LIFO inventories due to the recovery of prices during 1994, and a $6 million ($3.6 million after tax, $.10 per share) environmental cost accrual for probable investigative and remedial liabilities at former operating locations.


     Excluding special items, Tosco generated an operating contribution (income before selling, general and administrative expense, net interest expense and income taxes) for 1995 of $285 million, an increase of $24 million over 1994. The increase was primarily attributable to the excellent production operations of the Avon and Bayway Refineries, lower production costs, moderately higher East Coast operating margins, and the continued strong performance of expanded retail operations which more than offset declines in West Coast refinery operating margins and reduced production from the Ferndale Refinery.

                              REFINING DATA SUMMARY
                      YEAR ENDED DECEMBER 31, 1995 AND 1994
                (IN THOUSANDS OF B/D EXCEPT FOR REFINING MARGINS)

                                            AVON        BAYWAY(A)              FERNDALE      CONSOLIDATED
                                      1995 (B)  1994(D) 1995(C)  1994(D)   1995(B) 1994         1995
1994


Crude and other raw materials          167.7     160.8    291.6   252.3     81.6     90.6    540.9      503.7
                                       =====     =====    =====   =====     ====   ======    =====      =====


Petroleum products produced:
    Clean products                      136.8    132.7   241.5    204.8     54.6     62.8      432.9    400.3
    Other finished products              29.8     26.7    55.7     51.5     24.9     25.7      110.4    103.9
Total finished products produced        166.6    159.4   297.2    256.3     79.5     88.5      543.3    504.2

Operating margin per charge
    barrel (e) (f)                      $5.56   $ 6.23   $2.88  $ 2.63     $3.25    $3.62      $3.77    $3.96


    (a)Bayway's margins include the results of hedges designed to lock in a predetermined level of operating margins on a varying percentage of Bayway's production.

(b)Avon's catcracker (the principal gasoline production unit) and the processing units at the Ferndale Refinery were shut down for scheduled maintenance during the first quarter of 1995.

(c)Bayway's production results for 1995 reflect the benefit of expanded crude distillation capacity completed in the third quarter of 1994.

(d) Avon's fluid coker (the refinery's principal conversion unit) and Bayway's fluid catcracker were shut down for scheduled turnaround maintenance in 1994.

(e) As illustrated by the table, operating margins vary significantly by refinery. This variance is due to a number of reasons including marketing conditions in the principal areas served by the refineries, their configuration and complexity (ability to convert raw material into clean product) and maintenance schedules.

(f) Restated to reflect operating contribution per charge barrel (sales minus cost of sales, excluding refinery operating costs and non-operating items divided by total refinery charges).


     The Avon Refinery's operating contribution declined from 1994 due to poor operating margins that overshadowed record production. The fluid catalytic cracking unit (catcracker), Avon's principal gasoline production unit, was shutdown for major scheduled maintenance for 55 days in the first quarter of 1995, negatively impacting clean product yields for the year. Despite the catcracker shutdown, crude oil processed averaged 167,700 barrels per day (B/D), an increase of 6,900 B/D over 1994 and the highest in Avon's history. Production of clean transportation fuels (gasoline, diesel and jet fuel) increased by 4,100 B/D to 136,800 B/D. However, Avon's operating margin per charge barrel declined by $.67 to $5.56 per barrel for 1995 as excess supply in highly competitive markets depressed product prices, particularly in the first quarter of 1995. In response to continuing poor operating margins, Tosco implemented a restructuring program to reduce costs and increase efficiency. The restructuring cost of $5.2 million, recorded in the first and second quarters of 1995, was primarily for the then anticipated severance costs of approximately 175 people at the Avon Refinery and related support locations.


     Bayway's operating contribution for 1995 improved over 1994 due to record refinery production rates, higher margins, and lower production costs. Raw material throughput increased 39,300 B/D to a record 291,600 B/D, while production of clean transportation fuels and heating oil also increased 36,700 B/D to a record 241,500 B/D. Expanded crude distillation capacity completed in 1994 and record production unit rates of the fluid catalytic cracking unit, the world's largest and Bayway's principal gasoline production unit, were the principal reasons for the record production rates. The catcracker was shutdown for scheduled turnaround maintenance in 1994. Bayway's operating margin per charge barrel improved $.25 per barrel for the year, primarily during the second half of 1995 as a result of increased sale prices. Operating margins for the year were hurt by the exceptionally weak market conditions of the first quarter of 1995 caused by the combined impact of a surplus of heating oil and poor gasoline markets. Operating margins improved during the balance of the year as demand strengthened and uncertainty over the introduction of reformulated gasoline (RFG) subsided.

     Operating contribution from Tosco Northwest, whose operations encompass retail marketing operations and the Ferndale Refinery, declined from 1994. The decrease was primarily due to poor refining margins and the shutdown of the refinery for 33 days for turnaround maintenance during the first quarter of 1995. Ferndale's operating margin per charge barrel declined $.37 per barrel and refinery throughput declined 9,000 B/D to 81,600 B/D. Retail operations generated an operating contribution of $75 million for 1995, an increase of $11 million from 1994. Retail volumes sold increased 18,000 B/D to 68,000 B/D due to the acquisitions of retail operations in Northern California and Arizona in August 1994 and December 1994, respectively. Retail gasoline margins remained approximately the same at $.10 per gallon for 1995 and 1994.


     Selling, general, and administrative expense (SG&A) for 1995 increased by $11.7 million to $95.9 due to Tosco's expanded retail operations and higher levels of incentive compensation (due to higher levels of operating income before special items) which was partially offset by certain benefit recoveries. SG&A expense for 1994 was reduced by insurance recoveries of $3.5 million (related to now-settled litigation with the predecessor owners of the Avon Refinery over environmental matters) and $1.0 million (related to a retroactive adjustment of prior year medical costs based on favorable claim experience). See Note 15 to the Consolidated Financial Statements.


     In June 1995, Tosco entered into a three year agreement with a financial institution to sell on a revolving basis up to $100 million of an undivided percentage ownership interest in a designated pool of accounts receivable (Receivable Transfer Agreement). Costs of the Receivable Transfer Agreement, which totaled $3.1 million for six months (less than interest costs would have been on equivalent cash borrowings under Tosco's Revolving Credit Agreement), are included in cost of sales. See Note 3 to the Consolidated Financial Statements. Interest expense increased in 1995, despite the reduction in interest costs resulting from the Receivable Transfer Agreement, due to higher debt levels related to Tosco's expanded operations.



     The provision for income taxes for 1995 increased by $.4 million despite lower pre-tax income because the tax provision for 1994 included recognition of revised income tax benefits of $2.9 million related to Tosco's discontinued fertilizer operations.

RESULTS OF OPERATIONS - 1994


     Tosco earned $83.8 million, or $2.24 per fully diluted share, on sales of $6.4 billion for 1994 compared to $80.6 million or $2.33 per fully diluted share, on sales of $3.6 billion for 1993. Despite income rising $3.3 million, earnings per fully diluted share for 1994 fell by $.09 per share because of the issuance of 2,990,000 shares of Common Stock in December 1993. Results of operations for 1994 include the reversal of 1993's $17.7 million writedown of LIFO inventories due to the recovery of prices during 1994. Tosco also recorded a $6 million environmental cost accrual for probable investigative and remedial liabilities at former operating locations.


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


     Tosco generated an operating contribution before special items for 1994 of $260 million from its three refineries and retail marketing operations, an increase of $8 million over 1993.


      Tosco Northwest produced an operating contribution of $118.6 million in its initial year of operations due to strong retail margins, good production results from the Ferndale Refinery, and good refining margins in the Pacific Northwest. The Ferndale Refinery processed 90,600 B/D of raw materials for 1994, a 17,100 B/D improvement over 1993 production results under previous management. Operating margins per charge barrel were $3.62 for 1994 due to strong product prices, especially for residual fuels, while retail margins averaged $.10 per gallon on sales volume of 2.1 million gallons per day.


    The Avon Refinery and its related commercial operations experienced a decline in operating contribution from 1993 due to reduced production levels and poor operating margins. Raw material throughput rates for 1994 fell by 5,700 B/D to 160,800 B/D while production of clean transportation fuels fell by 4,900 B/D to 132,700 B/D. Scheduled turnaround maintenance on the fluid coker, which was completed during the second quarter of 1994, was the primary reason for the fall in production. Tosco also reduced production levels in early December 1994 in response to poor operating margins and to prepare for an early start of the major upgrade and turnaround of the catcracker which occurred in January 1995. Avon's operating margins per charge barrel for 1994 declined by $1.17 to $6.23, the lowest since 1987. Increases in raw material costs were not matched by increases in product prices because of excess supply, highly competitive markets, and the lingering effects of the recession in California, Avon's principal market, which lagged the improvement in the national economy.


     Bayway's operating contribution for 1994 includes the reversal of the $17.7 million writedown of LIFO inventories recorded in 1993. Excluding the inventory valuation, Bayway's operating contribution for 1994 declined from the approximate nine month operating period of 1993. The decline in operating contribution was primarily due to reduced production, weak operating margins and higher distribution costs. Raw materials processed declined by 7,000 B/D to 252,200 B/D while production of clean transportation fuels and heating oil declined by 9,100 B/D to 204,800 B/D due to scheduled turnaround maintenance of the catcracker, during the third quarter of 1994. Bayway also reduced production runs in early December in response to weak operating margins in the Northeast and to perform some minor but necessary maintenance of production units.


     Operating margins per charge barrel averaged $2.63 for the year, a decline of $.55 from 1993. Bayway, like Avon, was not able to match increases in raw material costs with comparable increases in product prices, due to excess supply in highly competitive markets. In addition, fourth quarter margins were negatively impacted by mild winter weather and market uncertainty over the introduction of cleaner burning but higher cost reformulated gasoline (RFG). Certain areas in the Northeast elected to opt out, and were permitted to do so by the federal government, of their voluntary participation in the RFG program (mandated by federal regulations for the largest metropolitan areas of the United States). Operating costs were also impacted by higher distribution costs as Bayway expanded its terminal distribution network and commercial operations.

     Selling, general and administrative expense for 1994 increased by $25.9 million to $84.1 million due to Tosco's expanded operations.


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


     Tosco's operating contribution of $234.1 million for 1993, after an inventory writedown of $17.7 million, increased by $126.4 million over 1992 due to a $74.8 million increase in operating contribution from Avon and its related commercial activities and an operating contribution of $51.6 million from Bayway and its related commercial activities. Avon's improvement in operating contribution was primarily attributable to record production rates, improved operating margins and lower environmental cost accruals, partially offset by the increased refinery and product distribution costs associated with higher levels of production. Raw material throughput rates averaged a then record 166,310 B/D for 1993 (versus 152,510 B/D for 1992) and production of clean transportation fuels also averaged a record 137,610 B/D (versus 126,570 B/D for 1992). Operating margins improved by $.37 to $7.40 per barrel as per barrel costs of raw materials fell by more than the sales value of refined products produced. The improved margins (achieved despite the sluggish economy, especially in California) were assisted by the completion and start up of facilities for the production of low-sulfur, low-aromatic diesel fuel meeting the California Air Resources Board's (CARB) cleaner burning fuel standards effective October 1, 1993.

     Bayway achieved an operating contribution of $51.6 million, after an inventory writedown of $17.7 million, for the period April 8, 1993 to December 31, 1993 due to strong refinery performance in a period of lackluster margins. Raw material throughput averaged 259,250 B/D while production of clean transportation fuels and heating oil, and total production averaged 213,980 and 264,490 B/D, respectively. Operating margins, including net realized results of hedges, averaged $3.18 per barrel.


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

ACQUISITIONS


     On February 2, 1996, Tosco completed the purchase of the U.S. Northeast marketing and refining assets from BP for $59 million, excluding the value of inventories. Under the purchase agreement, Tosco obtained an exclusive license valid for 15 years, with various renewal options, to market retail gasoline and diesel fuels under the BP brand. The license covers Delaware, Maryland, the Washington D. C. metropolitan area, Pennsylvania, New Jersey, New York, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine. Portions of western Pennsylvania and Maryland are excluded. The term of Tosco's exclusive license in nine Western states was also extended to 15 years from the closing date. The purchase also included the 180,000 B/D Marcus Hook Refinery near Philadelphia (which was taken over in a non-operating mode), petroleum product terminals and certain associated pipeline interests (some of which are surplus to Tosco's needs and will be sold). Tosco has also offered to buy BP's one-third interest in the Harbor pipeline on which BP's partners have a right of first refusal to acquire BP's interest. BP retains environmental obligations relating to the Marcus Hook Refinery and other properties included in the sale.

     On February 16, 1996, Tosco announced an agreement to purchase all outstanding shares of the Circle K Corporation (Circle K) for $29 per share and to merge Circle K with a subsidiary of Tosco. Circle K is a large gasoline retailer and operator of company-owned convenience stores. A definitive agreement was signed with the holders of approximately 68% of Circle K's outstanding shares (Selling Shareholders) and a merger agreement was approved by the Board of Directors of both companies. Under the stock purchase agreement, Selling Shareholders will receive a combination of cash and common stock of Tosco (Common Stock). Under the merger agreement the remaining shareholders will receive Common Stock. Payment of the total acquisition price of approximately $710 million, not including transaction and certain other costs, will consist of approximately 6.5 million shares of Common Stock and cash. The common stock to be issued is subject to adjustment if the price of Common Stock fluctuates outside an agreed range and for shares issued with respect to stock options held by certain employees of Circle K. Tosco expects to finance the cash requirements from borrowings under contemplated new debt arrangements and from available cash and credit facilities. Completion of the transaction is subject to certain conditions including the approvals of regulatory authorities and the shareholders of Circle K. The acquisition is expected to close prior to mid-year.


OUTLOOK

     Results of operations are determined by two principal factors: the operating efficiency of the refineries and refining and retail operating margins. Scheduled major maintenance of Avon's cat cracker and the processing units at Ferndale in the first quarter of 1995 completed a cycle of heavy turnaround maintenance. Accordingly, Tosco's currently operating refineries are expected to operate at high production levels for 1996. The Marcus Hook Refinery is expected to remain in a non-operating mode in 1996. Margins at the beginning of 1996 were satisfactory but Tosco is not able to predict the level or trend of refinery and retail operating margins because of the uncertainties associated with oil markets.

     Tosco, and other refiners, made significant capital expenditures to meet the cleaner burning RFG gasoline standards of the California Air Resources Board
(CARB) effective March 1, 1996 (CARB Phase II gasoline). Tosco also entered into a 7 year arrangement with Chevron Products Company which provides Tosco 35,000 B/D of CARB Phase II gasoline for 35,000 B/D of conventional gasoline plus differentials. Tosco is not certain that the higher cost of CARB Phase II gasoline will be fully recovered in higher sales prices. In November 1995, the 22 year ban on the export of Alaskan North Slope (ANS) crude oil, a primary source of raw material for West Coast refineries, was lifted. This action may lead to higher costs for ANS and other domestic crude oils.


     In January 1996, Atlantic Richfield Company (ARCO) informed Tosco that it would not extend its ten year exchange agreement when it expires at the end of 1996. Under the exchange agreement, ARCO presently delivers 50,000 B/D of ANS crude oil to the Avon Refinery in exchange for a variable quantity of gasoline. The economic effects of the termination are uncertain. However, Tosco expects to acquire alternative suppliers and customers (including its own expanded retail operations) to replace ARCO when the exchange agreement expires.


     In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs in all areas of operation. Restructuring efforts taken in the first half of 1995 produced reductions in unit operating costs at the Avon Refinery. These efforts are continuing. West Coast operating and administrative functions were consolidated in late 1995 and the company was reorganized into functional organizations in February 1996. The acquisition of Circle K will also allow further economies of scale.

     To reduce Tosco's exposure to fluctuations in refinery operating margins, Tosco has at times used futures contracts and other derivatives to lock in what it considered to be acceptable refinery operating margins on a varying percentage of future production. At December 31, 1995, Tosco had hedged approximately 3% of Bayway's expected first quarter and annual 1996 production at acceptable historical margins.

     Tosco's expansion and diversification into retail marketing has been successful in providing earnings growth and stability. The acquisition of Circle K, which Tosco expects to be additive to Tosco's per share earnings after the combined operations are fully integrated, advances Tosco's goal of becoming a major gasoline retailer. It adds convenient store operations, a third major related component to Tosco's petroleum refining and gasoline retail business.


CASH FLOWS AND LIQUIDITY - 1995


     As summarized in the Statement of Cash Flows, cash decreased by $5 million during 1995 as cash used in investing and financing activities of $301 million and $111 million, respectively, exceeded cash provided by operating activities of $407 million.

     Cash provided by operating activities of $407 million was from cash earnings of $226 million (net income plus depreciation, amortization, and deferred income taxes) plus a decrease in working capital of $180 million and $1 million from other sources.


     Net cash used in investing activities totaled $301 million, primarily for capital additions and deferred turnaround expenditures of $203 million and $48 million, respectively and increases in other assets (primarily trademarks) of $51 million.

     Cash used in financing activities totaled $111 million as net repayments under short-term bank lines and the revolving credit facility of $210 million, dividend payments of $24 million and debt and other payments totaling $2 million exceeded proceeds from the 7% Notes of $125 million.


     Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) increased by $150 million during 1995 due to an increase of $156 million in unused credit facilities partially offset by a decrease in cash, cash equivalents, short-term deposits and investments of $6 million. At December 31, 1995, liquidity totaled $363 million (an amount when supplemented by cash borrowings under contemplated new debt arrangements to finance the Circle K acquisition, Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months).


CAPITAL EXPENDITURES AND CAPITALIZATION

     Tosco spent $203 million on budgeted capital projects in 1995. Tosco and BP also entered into an agreement to settle contingent participation payments related to the acquisition of BP's Pacific Northwest refining and retail assets for $35 million. See Note 8 to the Consolidated Financial Statements.


     A large portion of capital spending on refinery projects was related to the Avon Refinery's clean fuels program to meet the CARB Phase II specifications. The multi-year project, which was completed on time and on budget, converts a significant portion of Avon's gasoline production to CARB Phase II gasoline. With the exchange of conventional gasoline for CARB Phase II gasoline with Chevron, approximately 85% of Avon's gasoline production will meet CARB Phase II specifications. Other refinery capital expenditures continued to address required environmental and safety programs. The balance of Tosco's refinery capital investments targeted discretionary low cost, high return projects to lower operating costs, improve refinery throughput or yields, or increase operating flexibility and reliability. Bayway's fuel products controls were improved with the installation of a modern "state of the art" refinery control system. The new computer system, which monitors and directs all refinery production processes, has resulted in better production levels and yields with greater reliability, safety and environmental compliance.

     Bayway Refining Company has entered into a contract to acquire a Solvent Deasphalter for approximately $32.5 million, plus the cost of agreed upon modifications and interest, at mechanical completion (as defined). Construction of this unit began in 1995 and mechanical completion is expected in the third quarter of 1996. Tosco is responsible for other capital improvements to tie in the Solvent Deasphalter into the Bayway Refinery system raising the total expected cost of the unit to approximately $48 million. When completed, this unit will process approximately 20,000 B/D of lower-valued residual fuel to produce feedstock for the refinery's fluid catalytic cracker and reduce the amount of higher-cost, partially refined feedstocks that Bayway currently purchases from third parties.

     In May 1995, Tosco announced a three-year, $200 million capital program to expand its western retail operations through the development of new, and enhancement of existing, retail facilities in existing and new markets, the acquisition of existing stations or systems, and development of new jobber business. In August 1995, Tosco entered into an agreement to expand an existing lease facility to finance the acquisition and improvement of up to $15 million of service station properties in Arizona. At December 31, 1995, Tosco, as agent for the lessor, had spent approximately $3.6 million but had not yet entered into leases pending completion of construction. In November 1995, Tosco acquired under long-term lease the Brown Bear car wash facilities in the Puget Sound area. The pending acquisition of Circle K has curtailed further expansion plans. Capital spending will now be focused on improving present sites that can be financed from internal cash flows.


     Tosco expects to fund its 1996 capital expenditures for its refineries from cash provided by operations, available credit, and other resources. In view of the pending acquisition of Circle K, capital spending for retail operations will be refocused on the enhancement of existing retail sites and the intergration, after the acquisition, of both operations. To increase financial flexibility and reduce interest costs, Tosco amended its working capital agreement in April 1995, entered into a Receivable Transfer Agreement in June 1995, and issued $125 million of unsecured 7% Notes in July 1995. Tosco is contemplating other financing alternatives to improve its financial capacity and flexibility, including a new unsecured credit facility to be used for general corporate purposes and, to partially fund the Circle K acquisition, a $200 million public debt offering.


     At December 31, 1995, total shareholders' equity was $627 million, an increase from December 31, 1994 of $52 million due to net income ($77 million) less dividend and other payments ($25 million). Debt, including current maturities and short-term bank borrowings, decreased by $85 million to $645 million at the end of 1995.

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


     As discussed in Note 2 to the Consolidated Financial Statements, Tosco, at times and when able, uses futures contracts to lock in what it believes to be favorable margins on a varying portion of Bayway's production by taking offsetting long (obligation to buy at a fixed price) positions in crude oil and short (obligation to deliver at a fixed price) positions in gasoline and heating oil futures and forward contracts. This strategy hedges Bayway's exposure to fluctuations in refining margins and therefore reduces the volatility of operating results. In addition, Tosco enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to hedge sales prices of the Bayway Refinery's residual fuels production. At December 31, 1995, Bayway had hedged approximately 3% of its expected first quarter and annual 1996 production, respectively, at acceptable historical margins. Tosco utilizes futures and forward contracts to a lesser extent to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of foreign crude oil that Bayway refines and the cost of domestic crude oil.


     Tosco manages its interest rate risk by maintaining a mix of fixed rate and floating rate debt. Currently, floating rate debt, primarily borrowings under the Revolving Credit Facilities which provide up to $450 million of revolving credit availability, is used to finance Tosco's working capital requirements. Existing fixed rate debt consists primarily of $125 million unsecured non-callable notes issued in July 1995 to repay indebtedness under the Revolving Credit Facilities and $450 million of mortgage bonds issued in 1992 and 1993 to refinance previously outstanding floating rate bank debt and to finance the acquisition of capital assets including the acquisition of the Bayway Refinery. As required by the previously outstanding bank debt agreement, Tosco entered into an interest rate swap agreement which converted a predetermined percentage of floating rate bank term debt ($31.5 million at December 31, 1995) to fixed rate term debt. The interest rate swap expires in the second quarter of 1996.

     Tosco carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While Tosco believes that it is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances would have to be paid out of general corporate funds, if available. See Note 2 to the Consolidated Financial Statements for a discussion of Tosco's strategy to reduce credit risk.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

      None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      There is hereby incorporated by reference the information appearing under the caption "Nominees for Election" in the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. See also the information appearing under the caption "Executive Officers of the Registrant" appearing in Part I.


      Tosco is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until the next Annual Meeting of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION


         There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         There is hereby incorporated by reference the information appearing under the caption "Stock Ownership of Officers and Directors" and "Other Matters - Certain Security Holdings" in the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.


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


4(c). Form of Indenture dated as of July 7,1995 between Registrant and The First National Bank of Boston, as Trustee, relating to 7% Notes due 2000. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form s-3 dated May 18, 1995 (No- 33-59423).


10(a). Second Amended and Restated Credit Agreement dated as of April 7, 1995 among Tosco Corporation, Tosco Europe Limited and Bayway Refining Company, as Borrowers, and the Banks names therein, as Banks, and The Chase Manhattan Bank (National Association) as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and Co-Arranger, and the First National Bank of Boston. as Agent and Arranger.


10(b). Exchange Agreement dated October 2, 1986, between Registrant and Atlantic Richfield Company. Incorporated by reference to Exhibit 10(aa) to Registration Statement filed by Registrant on Form S-1 under the Securities Act of 1933 (No. 33-9578).


10(c) Severance Agreement dated November 15, 1989, between Registrant and James
M. Cleary. Incorporated by reference to Exhibit l0(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990. Schedule identifying similar agreement between Registrant, or its subsidiaries, and another employee. Amendments, effective as of January 1 and February 1, 1993, to said Agreements. Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10- K for the fiscal year ended December 31, 1993.


10(d). Severance Agreement dated January 1, 1993 between Registrant and Thomas
D. O'Malley including schedule identifying similar agreements between Registrant, or its subsidiaries, and four of its employees. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


10(e). Indemnification Agreement dated September 30, 1987, between Registrant and James M. Cleary, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.


10(f). Sale and Purchase Agreement for Bayway Refinery and Related Facilities dated December 10, 1992 between Exxon Corporation and Bayway Refining Company. Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(g). Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No.
35P73, dated February 22, 1990 between Texaco Trading and Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(h). Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No.
17P77, dated April 13, 1988 between Texaco Trading and Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(i). Crude Oil Supply Agreement dated December 28, 1993 between BP Oil Supply Company and Tosco Corporation. Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

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

10(k). Agreement for the Purchase and Sale of Assets dated as of the 9th day of November, 1993 by and between BP Exploration & Oil Inc. and Registrant. Incorporated by reference to Exhibit 1 to Registrant's current Report on Form 8-K dated November 9, 1993.

     10(l). Stock Sale Agreement dated February 16, 1996 by and among Tosco and various stockholders of the Circle K Corporation. Incorporated by reference to
Exhibit 1 to Registrant's Schedule 13D dated February 23, 1996, filed with respect to The Circle K Corporation.

     10(m) Agreement and Plan of Merger dated as of February 16, 1996 by and among Tosco, Tosco Acquisition Sub, Inc. and The Circle K Corporation. Incorporated by reference to Exhibit 2 to Registrant's Schedule 13D dated February 23, 1996, filed with respect to The Circle K Corporation.

     11. Statement regarding computation of per share earnings. See Exhibit 11 to Financial Statements (page F-28), as required by Item 8 and appearing in
Item 14 hereof.


     21.   A list of all subsidiaries of the Registrant.


 .    23.   Consent of Coopers & Lybrand.
 .    27.   Financial Data Schedule


     99. Condensed Consolidating Financial Information and Report of Independent Accountants


       (B).  REPORTS ON FORM 8-K

           None

       (C). Financial Statement schedules required by Regulation S-X are excluded from the Annual Report to Shareholders by Rule 14a-3(b)(1). See
Schedule II to the Financial Statements, as required by Item 8, and appearing under Item 14 hereof.


                       TOSCO CORPORATION AND SUBSIDARIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1995

                                    PAGE(S)


Report of Independent Accountants                               F-2


Consolidated Balance Sheets as of December 31, 1995 and 1994    F-3


Consolidated Statements of Income for the Years Ended
December 31, 1995,1994 and 1993                                 F-4


Consolidated Statements of Cash Flows for the Years
 Ended December 31, 1995, 1994 and 1993                         F-5

Consolidated Statements of Common Shareholders' Equity for the Years Ended
 December 31, 1995, 1994 and 1993 F-7

Notes to Consolidated Financial Statements                   F-8 - F-27

Financial Statements Schedules:
       II - Valuation and Qualifying Accounts                  F-28

Financial Exhibits                                        F-29 - F-34

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tosco Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Oakland, California
January 25,1996, except as to the information in Note 16, for which the date is February 16, 1996

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
thousands of Dollars


                                                    December 31,
ASSETS                                           1995          1994



Current Assets
     Cash and cash equivalents               $   19,148     $   23,793
     Short-term investments and deposits         29,125         30,829
     Trade accounts receivable, less
       allowance for uncollectibles
       of $8,523,000 (1995) and
       $8,392,000 (1994)                        296,768        291,772
     Inventories                                489,479        463,637
     Prepaid expenses and other
       current assets                            42,363         41,923
     Deferred income taxes                        4,558          6,160

          Total current assets                  881,441        858,114

Property, plant and equipment, net              961,418        822,057
Deferred turnarounds                             82,249         74,849
Deferred income taxes                                            6,998
Other deferred charges and assets                78,063         35,188

          Total assets                       $2,003,171     $1,797,206


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Accounts payable                        $  503,900     $  328,572
     Accrued expenses and other
       liabilities                              166,391        151,561

          Total current liabilities             670,291        480,133

Revolver debt                                     45,000       233,000
Long-term debt                                   579,036       454,429
Other liabilities                                 15,660        14,338
Environmental cost liability                      34,379        35,382
Net liability of discontinued operations           1,256         2,526
Deferred income taxes                             30,439         1,934

Shareholders' equity Common shareholders' equity:
       Common Stock - $.75 par
       value 50,000,000 shares
       authorized 39,613,950 (1995)
       and 39,598,900 (1994) shares
       issued                                     29,714        29,702
     Capital in excess of par value              640,306       640,078
     Retained earnings (deficit)                  27,903       (25,436)
     Treasury stock, at cost                    (70,813)      (68,880)
          Total shareholders' equity             627,110       575,464
          Total liabilities and
            shareholders' equity              $2,003,171    $1,797,206


The accompanying notes are an integral part of these financial statements


                       TOSCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands of Dollars Except Per Share Data)



                                                                                     YEAR ENDED DECEMBER 31,
                                                                   1995                        1994                       1993
SALES                                                            $7,284,051                  $6,365,757                 $3,559,217

Cost of sales                                                     6,999,301                   6,105,293                  3,307,492
Inventory valuation (recovery) writedown                                                        (17,651)                    17,651
Restructuring (1995) and environmental cost (1994) accruals           5,200                       6,000
Selling, general and administrative expense                          95,858                      84,123                     58,174
Interest expense                                                     59,815                      58,315                     48,868
Interest income                                                      (3,562)                     (4,172)                    (4,722)
                                                                  7,156,612                   6,231,908                  3,427,463

Income before provision for income taxes                            127,439                     133,849                    131,754
Provision for income taxes                                           50,381                      50,006                     51,175

NET INCOME                                                           77,058                      83,843                     80,579

Preferred stock dividend requirements                                                           (6,293)                    (10,063)

INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                       $   77,058                  $  77,550                  $   70,516

INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

  Primary:                                                       $     2.06                  $    2.27                  $     2.38

  Fully diluted:                                                 $     2.04                  $    2.24                  $     2.33


The accompanying notes are an integral part of these financial statements.


                                     TOSCO CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Thousands of Dollars)

                                                                     Year Ended December 31,
                                                               1995             1994         1993

Cash flows from operating activities:
  Net income                                               $ 77,058        $  83,843     $  80,579
  Adjustments to arrive at net cash provided by
   operating activities:
  Depreciation and amortization                             63,345           51,905        35,618
 Amortization of deferred items                              48,104           32,956        29,473
 Inventory valuation (recovery) writedown                                    (17,651)       17,651
 Environmental cost accrual                                                    6,000
 Deferred income taxes                                       37,105           34,734       (10,189)
(Increase) decrease:
  Trade accounts receivable (Note 3)                         (4,996)        (117,487)      (83,431)
  Inventories                                               (25,842)         (83,702)      (95,389)
  Prepaid expenses and other current assets                    (440)           1,605       (16,020)
Increase (decrease):
 Accounts payable and accrued liabilities                   211,670          127,607       151,236
 Other liabilities and deferred gains                         1,514            3,320         3,676
Other, net                                                     (377)           2,390          (532)
 Net cash provided by operating activities                  407,141          125,520       112,672


Cash flows from investing activities:
 Purchase of property,  plant and equipment, net           (202,686)        (160,119)      (73,897)
 Purchase of Bayway assets, including acquired
  inventories                                                                             (317,630)
 Purchase of Tosco Northwest, including acquired
  inventories                                                                             (159,981)
 Increase in deferred turnarounds                          (48,254)          (76,045)       (5,568)
 Increase in deferred charges and other assets             (50,585)          (15,374)      (18,087)
 Net proceeds from sale of discontinued operations                                           91,217
 Transfers (to) from discontinued operations                (1,270)           (9,207)        41,791
 Net change in short-term investments and deposits           1,704              (794)        2,181
 Proceeds from Continental-Tosco Limited Partnership                           9,519         4,880
  Net cash used in investing activities                   (301,091)         (252,020)     (435,094)


Cash flows from financing activities:
  Proceeds from bond offering                               125,000
  Proceeds from Bayway Mortgage Bonds                                                       150,000
  Borrowings (repayments) under revolver, net              (188,000)            86,000      147,000
  Short-term bank borrowings (repayments)                   (21,500)            41,500
  Early retirement of debt                                                                  (50,000)
  Principal payments under debt agreements                     (783)            (2,275)        (795)
  Issuance of Common Stock, net of expenses                                                  88,418
  Dividends paid on Preferred and Common Stock              (23,719)           (27,767)     (28,056)
  Other, net                                                 (1,693)            (2,256)        (727)
    Net cash used in financing activities                  (110,695)            95,202      305,840
Net decrease in cash and cash equivalents                    (4,645)           (31,298)     (16,582)
Cash and cash equivalents at beginning of period             23,793             55,091       71,673
Cash and cash equivalents at end of period               $   19,148          $  23,793     $ 55,091


The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                Supplemental Disclosure of Cash Flow Information
                             (Thousands of Dollars)


                                                       Year Ended December 31,
                                        1995                   1994                 1993

CASH PAID DURING THE YEAR


  Interest                             $58,263                $54,059                $44,923
  Income taxes                         $ 5,777                $ 9,891                $ 2,576



The accompanying notes are an integral part of these financial statements.



                       TOSCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                         (Dollar(Amounts in Thousands)

                                    Capital
                                                            in
                                                            Excess      Retained                               Total Common
                                                            of Par      Earnings                               Shareholders
                                    Common Stock Issued     Value       (Deficit)    Treasury Stock at Cost    Equity
                                    Shares       Amount                              Shares   Amount





Balance, January 1, 1993            31,821,158  $23,869     $449,265    ($134,035)    2,548,444  $(68,866)     $270,233

Net Income                                                                 80,579                                80,579
Dividends - Preferred stock                                               (10,063)                              (10,063)
Dividends - Common Stock                                                  (17,993)                              (17,993)
Issuance of Common Stock            2,990,000    2,243        86,175                                             88,418
Purchase of Common Stock                                                                    597       (14)          (14)
Other                                                           (713)                                             ( 713)
Balance, December 31, 1993         34,811,158   26,112       534,727      (81,512)    2,549,041   (68,880)      410,447


Net income                                                                 83,843                                83,843
Dividends - Preferred stock                                                (6,293)                               (6,293)
Dividends - Common Stock                                                  (21,474)                              (21,474)
Exercise of stock options              3,333        2            46                                                  48
Conversion of Series F
Preferred Stock                    4,784,409    3,588       106,503                                             110,091
Other                                                        (1,198)                                             (1,198)
Balance, December 31, 1994        39,598,900   29,702       640,078       (25,436)    2,549,041   (68,880)      575,464


Net income                                                                 77,058                                77,058
Dividends - Common Stock                                                  (23,719)                              (23,719)
Exercise of stock options            15,050       12            228                    (188,549)    4,467         4,707
Acquisition of Common Stock                                       -                     188,549    (6,400)       (6,400)
Balance, December 31, 1995       39,613,950  $29,714       $640,306       $27,903     2,549,041  $(70,813)     $627,110



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


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities and the reported result of operations and disclosure of contingent assets and liabilities .


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

     Tosco purchased director and officer liability insurance coverage from its wholly owned subsidiary Loil Group Ltd. (Loil), with limits of liability coverage of approximately $14,000,000 at December 31, 1995 and 1994, (an amount approximately equal to the amount of cash and investments of Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco. At December 31, 1995 the portfolio's carrying value of marketable investments, considered "available for sale" in accordance with SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", approximated fair value. Unrealized holding gains and losses and proceeds from any sale of these securities and any resulting gains and losses were not material for 1995.

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

     Refinery processing units are periodically shut down for major maintenance (turnarounds). Turnaround costs are deferred and amortized on a straight-line basis over the expected period of benefit (which generally ranges from 24 to 48 months, to the next scheduled shutdown of the unit).


           PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment, including capitalized interest, are carried at cost less accumulated depreciation. Depreciation and amortization are provided over the estimated useful lives of the respective classes of assets utilizing the straight-line method. Expenditures which materially increase values, change capacities or extend useful lives are capitalized. Routine maintenance, repairs, and replacement costs are expensed. Gains and losses on disposition of assets are reflected in results of operations.


Trademarks and Licenses


     Trademarks and licenses are stated at cost and are amortized on a straight-line basis over their estimated useful life (predominantly 15 years).

Excise Taxes

     Excise taxes collected on behalf of governmental agencies of $1,168,000,000 for 1995 were not included in sales, cost of sales or other expenses.

Environmental Costs

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessment and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of investigations and other studies or Tosco's commitment to a formal plan of action.

   Earnings Per Share

     Primary earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share computations for 1994 and 1993 assumed that all shares of previously outstanding convertible preferred stock were converted to common stock of Tosco (Common Stock) at the beginning of each period and that no preferred dividends were paid.

      The weighted average number of shares used in computing earnings per share are as follows:


          YEAR ENDED DECEMBER 31,
                             1995      1994           1993
                           ------    --------       ------
                                (IN THOUSANDS)


Primary...........          37,481       34,214        29,679
Fully Diluted.....          37,738       37,408        34,641

2.     FINANCIAL INSTRUMENTS

     Tosco, at times and when able, uses commodity futures to lock in what it considers to be acceptable margins between the sales value of refined products produced and the cost of raw materials purchased, on a varying percentage of Bayway Refinery production, generally for periods not exceeding one year. In addition, Tosco enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to hedge sales prices of Bayway's residual fuels production. Realized gains and losses on liquidated raw material futures contracts are deferred in inventory until the related refined products are sold. Tosco also utilizes commodity futures and forward contracts to a lesser extent to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of foreign crude oil that Bayway refines and the cost of domestic crude oil.

     At December 31, 1995, Tosco had, as part of its hedging program, open long (obligation to purchase) and short (obligation to deliver) futures, swap and forward contracts for crude oil and products with a notional value (number of barrels under contract multiplied by the per barrel contract value) of approximately $380,000,000 and $408,000,000 respectively. The unrecognized net loss on such open contracts as well as deferred gains and losses on closed futures and swap contracts totaling approximately $901,000 will be recognized or reversed in 1996 as an offset to realized margins on refined products sold.

     Pursuant to the requirements of the commodity exchanges, margin deposits for a percentage of the value of the futures contracts have been placed with commodity brokers. The margin deposits are classified as short-term deposits on the balance sheet.

     Fair Values

     The carrying value of cash and cash equivalents, short-term investments and deposits, trade accounts receivable, and accounts payable and other current liabilities approximates fair value due to the relatively short maturity of these financial instruments. Estimated fair values of other financial instruments are as follows:


                                                                     DECEMBER 31,
                                                     1995                                    1994
                                          --------------------------          -------------------
                                               CARRYING   FAIR               CARRYING    FAIR
                                               VALUE      VALUE               VALUE      VALUE
                             (THOUSANDS OF DOLLARS)

     Mortgage and Exchange Bonds (a) ..........$450,000 $504,495              $450,000      $448,578

     7% Notes (a)                               125,000  127,225

     Revolving Credit Facilities (b)             45,000   45,000              233,000      233,000

   Note collateralized by oil shale properties(c) 4,807                         5,200


     (a) The fair value of these instruments reflects quoted market prices at the end of each year.

     (b) Borrowings under the floating rate revolving credit facilities approximate fair value.

     (c) These instruments are not publicly traded; therefore the fair value is not practicable to estimate.

Credit Risk

     Financial instruments which potentially subject Tosco to concentrations of credit risk consist principally of temporary cash investments, trade receivables and commodity futures, swap and forward contracts. Tosco does not believe that it has a significant credit risk on its futures, swap and forward contracts. Futures contracts are transacted through the New York Mercantile Exchange (NYMEX) and other large commodity exchanges with established collateral and credit criteria for participants. To reduce credit risk, temporary cash investments are spread among several high quality financial institutions. In addition, Tosco conducts ongoing evaluations of its broad base of customers and counter parties and requires letters of credit or other collateral arrangements as appropriate. Tosco's actual trade receivable credit losses have not been significant.

3.     ACCOUNTS RECEIVABLE

     In June 1995, as part of its ongoing program to reduce interest costs, Tosco entered into a three year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (Receivable Transfer Agreement). Under the Receivable Transfer Agreement, Tosco retains substantially the same risk of credit loss as if the receivables had not been sold. Tosco also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. Sales of accounts receivable averaged $432,000,000 per month in 1995. At December 31, 1995 accounts receivable was reduced by approximately $99,800,000 for receivables sold under the Receivable Transfer Agreement. Expenses of $3,052,000 related to this program are included in cost of sales.

4.      DISCONTINUED OPERATIONS

     On May 4, 1993, Seminole completed the sale of its principal operating assets to Cargill Fertilizer Inc. (Cargill). The loss on disposition was accounted for as discontinued operations in 1992 and current financial statements reflect the phosphate fertilizer segment as a discontinued segment.

     Net liabilities of the discontinued segment are as follows:

                                                                              DECEMBER 31,
                                                                        1995                    1994
                                                                 -----------------           ---------
                                                                           (THOUSANDS OF DOLLARS)


Assets (a)....................................................      $     14,007          $  25,015
Other liabilities (b).........................................        (   15,263)       (    27,541)
                                                                      ----------        -----------
Net liabilities of discontinued operations....................         ($  1,256)       ($    2,526)
                                                                        ========         ==========

(a) Assets include income tax receivables of $6,668,000 and $12,936,000 at December 31, 1995 and 1994, respectively, which will be utilized to reduce
Tosco's consolidated tax liability.

     (b) A subsidiary of Seminole sold its 50% interest in a partnership effective January 1, 1994. Pursuant to the sale agreement, the subsidiary remains obligated for its 50% share of the capital lease obligations of the partnership. Under the terms of the 1993 sale agreement, Seminole executed promissory notes to Cargill totaling $14,500,000, payable in two equal installments on January 1, 1994 and 1995.


5.     Inventories
                                                                                 DECEMBER 31,
                                                                              1995           1994
                                                                            --------      --------
                                                                            (THOUSANDS OF DOLLARS)
Raw materials..........................................                   $ 223,795         $ 163,866
Intermediates..........................................                      18,147            24,603
Finished products......................................                     242,558           272,462
Retail.................................................                       4,979             2,706
                                                                        -----------       -----------
                                                                          $ 489,479         $ 463,637
                                                                          =========         =========

The excess of replacement cost over the value of inventories based upon the LIFO method was $43,304,000 and $5,821,000 at December 31, 1995 and 1994,
respectively.

Results of operations for 1994 include the reversal (based on price levels at the end of 1994) of the $17,651,000 market valuation reserve recorded at December 31, 1993.


6. DEFERRED CHARGES AND OTHER ASSETS

                                                                                 DECEMBER 31,
                                                                             1995           1994
                                                                          --------      --------
                                                                           (THOUSANDS OF DOLLARS)


Deferred financing costs...............................                   $  15,701         $  15,332
Service station dealer advances........................                       9,304             4,725
Deposits...............................................                       5,500             5,500
Trademarks and licenses (Notes 8(a) and 14)............                      38,731             3,787
Other assets...........................................                       8,827             5,844
                                                                        -----------       -----------
                                                                         $   78,063         $  35,188
                                                                         ==========         =========

7.     PROPERTY, PLANT AND EQUIPMENT
                                                                 DECEMBER 31,          Straight-Line
                                                             1995              1994     ANNUAL RATE
                                                          --------          --------   -----------
                             (Thousands of Dollars)

Land...................................................     $  98,445     $  94,511
Refineries and related assets..........................       919,060       821,517  4% to 15%
Retail marketing and related assets....................        96,854        50,866  5% to 20%
Furniture, fixtures and improvements...................        41,901        36,012  3% to 33%
Transportation equipment...............................        13,746        10,120  4% to 33%
Mineral properties, principally oil  shale
  interests (a)........................................        21,815        21,815
Natural gas properties.................................         4,507         4,104
Construction in progress...............................       144,831       104,264
                                                          -----------   -----------
                                                            1,341,159     1,143,209
Less accumulated depreciation and amortization.........       379,741       321,152
                                                          -----------   -----------
                                                           $  961,418    $  822,057
                                                           ==========    ==========

(a) At cost, net of impairments.

Expenditures for maintenance and repairs (excluding the amortization of turnaround costs) were $102,552,000, $89,513,000, and $74,596,000 for 1995,
1994 and 1993, respectively.


8.     ACCRUED EXPENSES AND OTHER LIABILITIES
                                                                                 DECEMBER 31,
                                                                           1995             1994
                                                                        ----------        --------
                                                                            (THOUSANDS OF DOLLARS)

Accrued taxes other than taxes on income.............                     $   64,122   $    71,964
Accrued compensation and related benefits............                         15,759        11,570
Accrued interest.....................................                         14,197        11,958
Income taxes payable (receivable)....................                    (     1,943)  (     9,546)
Acquisition related liabilities (a)..................                         37,841        15,856
Other accrued costs..................................                          9,714         7,476
Short term borrowings (b)............................                         20,000        41,500
Dividends payable....................................                          5,930
Current installments of long-term debt ..............                            771           783

                                                                       ---------------------------
                                                                          $  166,391    $  151,561
                                                                          ==========    ==========

     (a) In December 1993, Tosco acquired the Ferndale Refinery, retail marketing assets in the Pacific Northwest, and the right to market under the BP brand (Tosco Northwest) from BP Exploration and Oil Inc (BP). The purchase price for Tosco Northwest included annual contingent participation payments over the five years following the acquisition of up to $50,000,000 and $100,000,000 based on the performance of the refining and retail marketing segments, respectively. In December 1995, Tosco and BP agreed to settle all contingent participation payments, including participation payments due for 1995, for $35,000,000, payable no later than April 2, 1996. The payment was allocated to trademarks and fixed assets.

     (b) Cash borrowings of $20,000,000 (unsecured) and $41,500,000 (partially collateralized) were outstanding at December 31, 1995 and 1994, respectively, under short-term lines of credit with interest at alternative rates at Tosco's option. The weighted average interest rate was 6.6% and 6.9% for 1995 and 1994.


9.     LONG-TERM DEBT
                                                                              DECEMBER 31,
                                                                           1995             1994
                                                                        ----------      --------
                                                                            (THOUSANDS OF DOLLARS)

COLLATERALIZED
First Mortgage Bonds (a) (f).........................                      $ 300,000     $ 300,000
Exchange Bonds (b) (f)...............................                        150,000       150,000
Revolving Credit Facilities (c) (f)..................                         45,000       233,000
Note collateralized by oil shale mining properties (d).                        4,807         5,200

UNCOLLATERALIZED (e) (f).............................                        125,000            12
                                                                             -------   -----------
                                                                             624,807       688,212
Less: Current installments.....................................                  771           783
                                                                         -----------   -----------

                                                                            $624,036     $ 687,429
                                                                            ========     =========

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

     (c) Tosco amended its collateralized credit facility effective April 7, 1995 (Amended Revolving Credit Facilities). The amendment extended the maturity of the credit facility by one year to April 1998 and reduced the cost of borrowing. Cash borrowings under the Amended Revolving Credit Facilities now bear interest at the option of Tosco at one of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for each rate option. The incremental margin is dependent on the credit rating of the First Mortgage Bonds. A commitment fee of approximately 3/8% per annum on the unused portion of the commitment is also due. The Amended Revolving Credit Facilities is collateralized by investments, accounts receivable and inventory.

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


(e) In July 1995, Tosco filed a registration statement for the issuance, from time to time, of up to $250,000,000 of unsecured debt securities on terms determined by market conditions at the time of issuance. On July 12, 1995 $125,000,000 of authorized debt securities were issued under the registration statement as 7% unsecured, non-callable notes due July 15, 2000 (7% Notes). The proceeds from the public offering, net of costs, were used to repay indebtedness under the Amended Revolving Credit Facilities. Interest on the 7% Notes is payable each January 15 and July 15, beginning January 15, 1996.

 (f) The debt agreements contain covenants which limit Tosco's ability to incur additional indebtedness, pay dividends, acquire equity securities of Tosco, and make investments in certain subsidiaries and discretionary capital expenditures. In addition, the Amended Revolving Credit Agreement requires the maintenance of specified ratios and net worth. At December 31, 1995, Tosco was in compliance with all debt covenants.


Future Installments of Long-Term Debt

Maturities relating to long-term debt during the next five years are as follows:

         YEARS ENDING                                         THOUSANDS
     DECEMBER 31,                                          OF DOLLARS


          1996......................                      $       771
          1997......................                          100,771
          1998......................                           45,771 (a)
          1999......................                              771
          2000......................                         125, 771


(a) Includes cash borrowings of $45,000,000 at December 31, 1995 under the revolving credit facility.

Utilization of Revolving Credit Facility

                                                                                 DECEMBER 31,
                                                                       1995              1994
                                                                     --------          ------
                                                                        (THOUSANDS OF DOLLARS)


           Revolving Credit Facility
               Cash borrowings........................                 $  45,000        $233,000
               Letters of credit......................                    90,055          58,517
                                                                      ----------       ---------
                  Total utilization...................                   135,055         291,517
               Availability...........................                   314,945         158,483
                                                                      ----------       ---------
                  Total credit line...................                  $450,000        $450,000

                                                                        ========        ========


10.    CAPITAL STOCK

   Common Stock

     Tosco has paid a regular quarterly cash dividend on its Common Stock since the third quarter of 1989. Tosco increased its quarterly dividend payment by $.01 to $.16 per share effective with the third quarter of 1994. Dividends of $.16 per share for the fourth quarter of 1995 were paid on January 2, 1996.

11.    STOCK OPTIONS AND SHARES RESERVED FOR ISSUANCE

     Tosco had two stock option plans in effect at December 31, 1995: the 1992 Stock Incentive Plan (1992 Plan) and the 1989 Stock Incentive Plan (1989 Plan).

     The 1989 and 1992 Stock Incentive Plans provide for the issuance to key employees, consultants, and non-employee directors of a maximum of 1,280,000 and 2,200,000 shares of Common Stock, respectively, in the form of stock options, restricted stock awards and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986), or as nonqualified options, including nonqualified stock options whose purchase price or vesting requirements are based on the employee's achievement of established performance objectives. Options may be exercised only within ten years from the date of grant. The exercise price of nonqualified stock options is determined by the Compensation Committee of the Board of Directors and may be less than the fair value of Common Stock on the date of grant. Awards under the 1989 and 1992 Plan may be granted until March 7, 1999 and March 13, 2002, respectively.

     Options to acquire an aggregate of 651,583 shares of Common Stock at prices ranging from $29.19 to $35.88 per share (the fair value of Common Stock on the respective dates of grant) were granted during 1995. Subject to the severance agreements with certain employees (Note 15), one-third of the options may be exercised at any time following the first anniversary of the date of grant and an additional one-third after each of the second and third anniversaries.


                             YEAR ENDED DECEMBER 31,
                                        1995                        1994                             1993
                            -------------------------       -----------------------       ---------------

                                         OPTION PRICE                OPTION PRICE                  OPTION PRICE
                                    SHARES       PER SHARE       SHARES     PER SHARE         SHARES     PER SHARE

Outstanding, beginning of year    1,975,266 $14.81 to $31.81    1,619,299 $14.38 to $31.37  1,468,099   $11.90 to $28.56
Grants - 1992 Plan                  632,916 $29.19 to $35.88      287,000 $30.31 to $31.81    542,500   $21.69 to $25.94
Grants - 1989 Plan                   18,667 $35.88                165,000 $29.25               24,000   $31.37
Exercised                       (   203,599)$15.94 to $30.31   (   89,533)$14.38 to $28.56 (  221,633)  $18.86 to $23.56
Expired or canceled            (     40,084)$24.25 to $29.19   (    6,500)$24.25 to $25.94 (  193,667)  $28.44 to $28.56
Outstanding, end of year (a)      2,383,166 $14.81 to $35.88    1,975,266 $14.81 to $31.81  1,619,299   $14.38 to $31.37

Exercisable                       1,301,583                    1,069,600                       722,799
                                ===========                  ===========                    ==========

Available for future grant          640,168                      251,667                       697,167
                               ============                 ============                    ==========

Shares reserved for:
  Exercise of stock options       3,023,334                    2,226,933                     2,316,466
Conversion of Series F Stock                                                                 4,791,590
                            ------------------         -----------------                     ---------

Total shares reserved             3,023,334                    2,226,933                     7,108,056
                                ===========                  ===========                     =========

    (a) As of December 31, 1995, the expiration dates of options outstanding range from June 27, 1999 to November 14, 2005.

12.    INCOME TAXES

     The provision for income taxes is summarized below:


                                     Year Ended December 31,
                                1995              1994(a)                   1993(b)
                                      (Thousands of Dollars)


Current:
Federal                     $  9,005                $  10,774               $  51,915
State                          3,669                    7,362                  12,096
  Foreign                        602                                              218
Total current                 13,276                   18,136                  64,229

Deferred:
  Federal                     32,171                   36,073               (    6,366)
  State                        4,934                (   1,339)              (    3,823)
Total deferred                37,105                   34,734               (   10,189)

Adjustments                                         (   2,864)               (   2,865)
Provision for income taxes  $ 50,381                $  50,006               $   51,175


    A reconciliation of the provision for income taxes to income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                1995              1994 (A)         1993 (B)
                                             ----------        -------------    -----------
                                                            (THOUSANDS OF DOLLARS)



Computed income taxes at 35 %........     .$  44,604     $ 46,847           $  46,114
State income taxes........................     8,921        9,302              11,858
Federal tax benefit of state income taxes (   3,122)  (    3,279)        (     4,150)
Foreign                                                                          218
Adjustments and other.............        (      22)   (    2,864)        (     2,865)
                                        -----------    ----------         -----------
                                         $  50,381     $  50,006          $   51,175
                                         =========     =========          ==========

(a) The provision for income taxes for 1994 reflects a 1.5 % reduction in the effective state income tax rate and recognition of $2,900,000 of revised income tax benefits related to Tosco's former activities.

(b) The provision for income taxes for 1993 includes prior year tax credits of approximately $2,500,000 which were finalized in tax returns filed in October
1993.


     Effective January 1, 1992 Tosco adopted Statement of Financing Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of " temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.


     Temporary differences and carry forwards which give rise to deferred tax assets and liabilities are as follows:


                             YEAR ENDED DECEMBER 31,

                                                                  1995                  1994
                                                                  ----                 ----

                                                                         (Thousands of Dollars)

 Deductible temporary differences:
   Environmental cost liability........................       ($ 34,379)            ($ 35,382)
   Postretirement benefit obligations other than
     pensions..........................................       (   5,021)            (   4,530)
Accrued liabilities deductible for tax when paid              (  38,049)            (  29,466)
Deferred state income taxes (a)............                   (   6,868)            (   1,934)
Allowance for bad debts.....................                  (   8,523)            (   8,392)
Other  ......................................                 (  11,800)            (  12,516)
                                                              ---------             ---------
                                                              ( 104,640)             ( 92,220)
      --------                                                ---------

Tax carryforwards:
   Net operating losses (b) (d)........................       (  24,000)             (106,834)
                                                               --------               -------


Taxable temporary differences:
   Inventories...................................                 64,012              20,258
   Property, plant and equipment................                 165,059             174,953
   Deferred turnarounds expensed for tax.........                 34,704              41,239
   Other....................................                       7,108               4,753
                                                                 -----------       ---------
                                                                 270,883             241,203
                                                                 ---------          ---------


Total temporary differences and carryforwards.                 $ 142,243          $  42,149
                                                                =========         =========


Federal income taxes at 35%..................                 $   49,785          $  14,752
Tax credit carryforwards (b) (d)............                  (   17,197)        (   17,197)
Alternative minimum tax credit carryforwards (c) (d)          (   13,575)        (   10,713)
Deferred federal income tax liability (asset)                  $  19,013          ($ 13,158)

Current deferred (asset).....................                 $ (  4,558)        ($   6,160)
Long-term deferred liability ................                     23,571         (    6,998)
                                                               ----------          ---------
                                                              $   19,013          ($ 13,158)
                                                              =========            ========


     (a)Deferred state income tax liabilities were provided for temporary differences, primarily the excess of state tax over book depreciation.

     (b)The NOLs which expire by 2001 were generated during the four-year period 1983 through 1986 when Tosco disposed of three refineries and its investments in oil and gas ventures and restructured its operations around the Avon Refinery. Investment tax credit carryforwards expire as follows:
$4,334,000 (1997), $8,330,000 (1998), $464,000 (1999), $732,000 (2000),
$337,000 (2001), $462,000 (2002) and $2,537,000 (2008).

     (c)Alternative minimum tax credit (AMT) carryforwards may be carried forward indefinitely.

     (d) Tosco believes that it is more likely than not that the tax loss and credit carryforwards will be realized prior to the expiration of the carryforward periods based upon future reversals of existing taxable temporary differences and the expected continuation of Tosco's profitable results of continuing operations since 1986.

13.  EMPLOYEE BENEFIT AND INCENTIVE COMPENSATION PLANS

   Pension Plans

     Tosco has non-contributory, defined benefit pension plans covering substantially all employees located at the Avon and Bayway Refineries and its union employees at the Ferndale Refinery (collectively, the Plans). Benefits under the Plans are generally based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Contributions to the Plans are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than the amount deductible for federal income tax purposes. Assets of the Plans are managed by major financial institutions and invested in high quality equity securities, guaranteed investment contracts, corporate and government debt securities and real estate equity funds. The funded status of the Plans and amounts recognized in Tosco's balance sheet are as follows:


                                                                                      DECEMBER 31,
                                                                              1995             1994
                                                                           -------           ------
                                                                             (THOUSANDS OF DOLLARS)
          Actuarial present value of benefit obligations:
           Vested benefits.......................................          ($ 48,457)     ($ 36,132)
           Nonvested benefits....................................         (    2,232)    (    1,762)
                                                                           ---------      ---------
           Accumulated benefit obligations (ABO).................          (  50,689)     (  37,894)
        Plan assets at fair value ...............................             63,538         47,371
                                                                           ---------       --------
        Plan assets in excess of ABO ...........................            $ 12,849       $  9,477
                                                                            ========       ========


        Projected benefit obligations (PBO) for services
          rendered to date ......................................         ($77,011)       ($60,016)
        Plan assets at fair value ...............................           63,538          47,371
                                                                          ---------       --------
        PBO in excess of plan assets  ...........................         ( 13,473)       ( 12,645)
        Prior service cost not yet recognized
             in net periodic pension cost........................            9,776         10,528
        Unrecognized net loss ...................................            3,044            781
        Unrecognized net obligation at January 1, 1987
           being amortized over 15 years.........................            1,726          2,014
                                                                          ----------      ---------
        Prepaid pension cost ....................................        $   1,073      $     678
                                                                          =========       =========


        Net pension cost included the following components:
           Service cost..........................................              4,475      $   5,284
           Interest..............................................              4,568          4,283
           Actual return on plan assets..........................            (11,617)    (      450)
           Net amortization and deferral.........................              8,924      (   1,715)
                                                                           ---------       --------
           Net pension cost......................................           $  6,350      $   7,402
                                                                            ========      =========

        Major assumptions at year end (a)
           Assumed discount rate (b).............................           7%           8-1/4%
           Assumed rate of future compensation increase..........           5%               5%
           Expected rate of return on plan assets................       7-1/2%           7-1/2%
--------------------
   (a)Net pension cost is determined using the assumptions as of the beginning of each respective year. The funded status of the Plans is determined using the assumptions as of the end of each respective year. Net pension cost for 1993 was $5,571,000.


   (b)The discount rate represents the expected yield on a diversified portfolio of high-grade (AA rated or equivalent) fixed income investments with cash flow streams approximating payments under the Plans. The lower 1995 discount rate is reflective of the decline in interest rates that occurred in 1995.

In connection with Tosco's acquisition of the Bayway and Ferndale refineries in 1993, pension coverage was extended to certain acquired employees. Pension benefits granted provide for recognition of past employees' service but benefits accrued through the respective acquisition dates will be paid by their former employers. Benefits are payable at the normal retirement age of 65 with reduced benefits for early retirement (as defined).

     In 1990, Tosco adopted a Senior Executive Retirement Plan to provide retirement benefits to selected senior executives of Tosco and their beneficiaries. A provision of $1,265,000, $1,855,000 and $1,267,000 was recorded in 1995, 1994 and 1993, respectively.

     Employee and Retiree Benefit Plans

     Tosco provides health care and life insurance benefits for all employees and postretirement health care and life insurance benefits for certain employees (primarily employees at the Avon Refinery). Beginning January 1, 1988, new employees, including employees acquired in Tosco's acquisitions but excluding new employees at the Avon Refinery, are not eligible for postretirement benefits. Health care benefits for eligible employees and retirees are provided through insurance companies whose premiums are based on the benefits paid during the year. The health care plans are contributory, with employee/retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plans are noncontributory.

     Tosco elected to prospectively recognize its accumulated postretirement benefits obligation (APBO) other than pensions of $32,661,000 as of January 1, 1992, the effective date of Tosco's adoption of SFAS No. 106. In view of the escalating costs of medical care, Tosco revised its retiree benefit plans to, among other things, limit its future obligation to absorb health care increases. These revisions as well as favorable changes in experience and cost trends reduced Tosco's APBO to $16,191,000 and $14,209,000 at December 31, 1995 and 1994, respectively. The total cost of postretirement benefits, including the amortization of the transition obligation, was $582,000 for 1995, an increase of $291,000 over the amount which would have been expensed under the pay as you go approach.

The funded status of the postretirement plans and the amounts recognized in Tosco's balance sheet are as follows:

                                                                       DECEMBER 31,
                                                               1995          1994
                                                            ----------     -------
                                                              (Thousands of Dollars)
    Accumulated postretirement benefit obligation (APBO :
      Retirees .............................................$  12,045    $ 10,788
      Fully eligible active plan participants                   1,920       1,418
      Other active plan participants .......................    2,226       2,003
                                                            ----------
                                                               16,191      14,209
     Plan assets at fair value (Insurance assets)               5,266       5,265
    APBO in excess of plan assets                              10,925       8,944
    Unrecognized net gain from past experience
     different from that assumed and from other changes         8,837      11,461
     Unrecognized transition obligation                     (  14,941)  (  15,875)
                                                             --------     --------
     Accrued postretirement benefit liability               $   4,821     $ 4,530
                                                             =========    ========

     Net periodic postretirement benefit cost for 1995 and 1994 includes the following components:


     Amortization of transition obligation over 20 years   $    934      $    934
     Interest cost on APBO                                    1,077         1,702
     Service cost                                               165           330
     Actual return on life insurance assets                (    463)           41
     Net amortization and deferral                         (  1,131)      (   377)
                                                           --------     -----------
     Net postretirement benefit cost                            582         2,630
     Liability at beginning of year                           4,530         3,439
     Employer payments, net of dividends and employee
       contributions                                    (       291)     (  1,539)
                                                        -----------      ----------
     Accrued postretirement benefit liability             $   4,821      $  4,530
                                                            =========    =========

     The following assumptions were used to develop the net postretirement benefit:
     Discount rate                                               7%         8-1/4%
     Current year health care cost trend rate (a)              7.8%          (2.6%)
     Ultimate healthcare cost trend rate                       5-1/2%       5-1/2%
     Year ultimate trend rate is achieved                      2002          2002
     Rate of return on life insurance assets                   5-1/2%       5-1/2%
     Effect of a 1% point increase in the health care
      cost trend rate
         APBO                                                 $ 995         $ 881
         Aggregate of service and interest cost               $  80         $ 136


     (a) The negative trend rate for 1994 was a result of premium rate reductions.

     The changes in assumptions as well as changes in circumstances and experience resulted in a net gain of $11,461,000 in 1994 which is being recognized as a reduction in postretirement benefit expense on a straight line basis over the average remaining employee service period of 6 years Postretirement benefit expense for 1993 was $2,541,000.

 SAVINGS PLAN

     A savings plan has been established for all eligible employees (Tosco Corporation Capital Accumulation Plan (CAP)) to encourage long-term savings and to provide additional funds for retirement. Participants may make, within certain limitations, voluntary contributions under Section 401(k) of the Internal Revenue Code of a percentage of their compensation. Tosco makes matching contributions based upon years of contributory participation (as defined under the CAP) for employees who elect to make certain specified and minimum contributions. In addition, eligible employees receive an additional contribution equal to 5% of their compensation (up to $150,000 in 1994 and 1995) in lieu of pension plan benefits. Participants are immediately vested in both their voluntary and Tosco contributions.

     Contributions by Tosco to the savings plan for the years ended December 31 were $7,837,000 (1995), $7,146,000 (1994), and $5,524,000 (1993).

   Management Incentive Plans

     A Cash Incentive Plan (CIP) has been established for members of middle and senior management. The CIP sets forth discretionary and other awards which are computed as a variable percentage of a participant's base salary, which percentage is dependent upon the pretax income (as defined) of the business unit. A bonus plan was adopted in 1990 for senior executives who are not participants in the CIP based on Tosco's per share pretax income (as defined).

     Results of operations for the years ended December 31, 1995, 1994 and 1993 include incentive compensation of $13,175,000, $6,800,000 and $9,531,000 respectively, of which $10,203.000, $5,350,000 and $7,458,000, respectively, were included in selling, general and administrative expense. Special bonuses totalling $2,200,000 were also awarded to certain employees, including union employees and other employees not covered by management incentive plans.

14.    LEASE COMMITMENTS

     Tosco distributes petroleum products throughout its marketing areas through a combination of owned and leased terminals. Leases for the Riverhead product distribution terminal and Northville Industries oil distribution system, both in Long Island, New York, expire in 1997 and 2002 and ten year leases for two major West Coast product distribution terminals expire in 2001. Tosco has an option to purchase the Riverhead Terminal at its fair market value at the end of the lease. Other product distribution terminal leases are generally for short periods of time and continue in effect until canceled by either party with contracted days of notice. The product distribution terminal leases, other than the Long Island leases, are subject to escalation either based on increases in annual average wage rates or as allowed by the Public Utilities Commission
(PUC). A portion of the product distribution terminals' storage and handling facilities is subleased to others. Tosco has a five year lease expiring in 1999, with options to renew for two additional five year periods, with Statia Terminals for approximately 3,600,000 barrels of storage capacity at Point Tupper, Nova Scotia. The facility will be used primarily to store crude oil destined for the Bayway Refinery. At December 31, 1995, minimum annual rentals for product distribution and oil storage terminals totalled $25,339,000 for 1996, including $4,800,000 for the Point Tupper facility. Thereafter, annual rentals total $30,920,000, (including an $11,500,000 payment due at the end of the Riverhead terminal lease), $14,921,000 and $11,755,000 and $9,370,000 for the years 1997 to 2000, respectively.

     In conjunction with the acquisition of the BP California retail system in August 1994, Tosco entered into long-term leases with a special purpose entity established to purchase land and equipment in the BP California retail system. The leases provide Tosco with options to purchase at agreed upon contracted values (a) not less than all of the leased assets at annual anniversary dates and (b) a portion of the leased assets for resale to unaffiliated parties at quarterly lease payment dates. Tosco may also cancel the leases at the second through sixth anniversary dates provided that the lessor receives minimum sales values for the leased assets. The purchase option price and guaranteed sales values decline over the applicable periods of the leases. Minimum annual rentals, which vary with a reference interest rate (LIBOR) and assume that Tosco exercises its lease renewal options, approximate $5,100,000 for the years 196 thru 1998, $4,500,000 for 1999 and 2000 and $3,000,000 for 2001. Final payments totaling $55,000,000 are due at the end of the leases. Tosco entered into similar leases in conjunction with the acquisition of Exxon's retail marketing assets in Arizona in December 1994 (Original Arizona Lease). In August 1995, Tosco entered into a $15 million expansion of the Arizona lease facility to finance, for a one year period, the acquisition and improvement of service station properties in Arizona (Additional Arizona Lease). At December 31, 1995, Tosco, as agent for the lessor, had spent approximately $3,600,000 under this facility but had not yet entered into leases pending completion of construction. Minimum annual rentals therefore currently approximate $5,600,000 over the remaining term of the Original Arizona Lease with a final payment of $44,000,000 due in December 2001 (the end of the lease). In addition, Tosco also assumed existing leases of property, with expiration dates through 2011, and subleases of retail properties, with expiration dates through 1998, in connection with the acquisitions of retail assets in Northern California and Arizona.

      In November 1995, Tosco acquired under long-term lease the 28-site car wash operations of Brown Bear Car Wash located in the Puget Sound region. Quarterly lease payments of $670,000 are escalated over the initial fifteen year term of the lease. In connection with the transaction, Tosco acquired the right to use the Brown Bear trademark and to acquire the trademark for additional specified payments.

      Tosco leases sulfuric acid and MTBE manufacturing facilities, both located at the Avon Refinery. The initial term of the leases of the sulfuric acid and MTBE facilities expire in 1998 and 2007, respectively. The leases may be extended or the facilities purchased at their estimated fair market values at the end of the lease terms. Tosco also leases transportation equipment, including railcars and trucks, as well as computer and office equipment primarily at leased office space at various locations in the United States.

     Future minimum obligations under non-cancelable operating leases and warehousing agreements at December 31, 1995 were as follows:


          YEARS ENDING                      THOUSANDS
          DECEMBER 31,                      OF DOLLARS

             1996.......                  $    60,623
             1997.......                       62,546
             1998.......                       39,649
             1999.......                       37,400
             2000.......                       33,870
2001 and subsequent.....                      208,843
                                            ----------
                                              442,931
 Less future minimum sublease income...... (   43,921)
 Total minimum lease payments .............$  399,010



Rental expense, including amounts under non-cancelable operating leases, was as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                            1995       1994       1993
                                                            -----      ------     ------
                             (THOUSANDS OF DOLLARS)



Minimum rental and warehousing charges ................    $65,672     $54,986      $25,428

Contingent rental and warehousing charges
  (based primarily on throughput)......................     15,022       6,952        4,203
                                                           --------- ---------        -----
                                                            80,694      61,938       29,631
Rental income on properties subleased to others........    (27,269)  (  21,214)    (  3,025)
                                                           ---------  --------      -------


Net rental expense ....................................    $53,425    $ 40,724      $26,606
                                                           =======    ========       ======

15.    COMMITMENTS AND CONTINGENCIES

     Tosco is subject to extensive federal, state and local regulation of environmental and permitting matters relating to its petroleum refining and marketing operations. These regulations are complex and subject to differing interpretations, and Tosco is currently involved in a number of proceedings and discussions regarding the removal and mitigation of the environmental effects of subsurface liquid hydrocarbons and alleged levels of hazardous waste at the Avon Refinery and other locations, including Tosco's Spokane, Washington terminal which is located in a site on the Superfund National Priorities List. Environmental cost accruals were recorded in prior years based upon a determination that investigative work and remedial actions would be required.

     In July 1993, outstanding litigation concerning environmental issues was settled with the predecessor owners of the Avon Refinery (Settlement Agreement). Under the Settlement Agreement, the former owners agree to pay up to $18,000,000 for one-half of the costs that may be incurred for compliance with certain environmental orders and to provide Tosco with a $6,000,000 credit for past expenses (which Tosco uses to reduce its one-half share of costs). After the initial term of the Settlement Agreement (the later of four years or until the $36,000,000 shared cost maximum is expended), the parties may elect to continue the Settlement Agreement or to reinstate litigation. Tosco and the former owners have established a committee to review and approve expenditures for environmental investigative and remedial actions at the Avon Refinery. Through December 31, 1995, the committee has spent approximately $2,100,000 on such matters. Remedial actions are subject to negotiation with governmental agencies and therefore the timing and amount of future cash expenditures is uncertain. In addition, further investigative work and negotiations with the governmental agencies may result in additional remedial actions which Tosco cannot presently predict. Tosco has not relinquished its right to make claims for reimbursement of future costs and is not required to reimburse amounts received under the Settlement Agreement. Tosco received $3,474,000 in 1994 in partial settlement of litigation cost reimbursement claims from its insurance carriers and is pursuing additional recoveries and reimbursement under insurance policies in effect during the applicable periods of coverage.

     By agreement, Exxon is responsible for environmental obligations related to or arising out of its ownership and operation of the Bayway Refinery, purchased by Tosco in April 1993, as will be set forth in a list to be prepared under administrative consent orders between Exxon and the state of New Jersey. Bayway has the right, for a period of one year following the expected 1997 completion date of such list, to add additional items to the list. Responsibility for clean-up projects thereafter identified will be shared by Exxon and Tosco based on their respective length of ownership. Tosco has also received indemnifications with respect to environmental obligations arising out of or relating to the period prior to the respective acquisition dates of the Ferndale Refinery and retail assets in the Pacific Northwest and Northern California from BP, and the Arizona retail properties from Exxon.

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

     In October 1986, Tosco and Atlantic Richfield Co.(ARCO) entered into an agreement pursuant to which ARCO agreed for ten years (with two five-year renewal options exercisable by ARCO) to deliver to Tosco an average of 50,000 barrels per day of Alaskan North Slope crude oil in exchange for a quantity of gasoline that is a variable percentage of the amount of crude oil delivered, based upon the prices of certain crude oils (ARCO Exchange Agreement). ARCO has informed Tosco that it will not seek to extend the exchange agreement when it expires at the end of 1996. The end of the ARCO Exchange Agreement will also end Tosco's obligation to first offer the Avon Refinery for sale to ARCO if Tosco desired to sell the Avon Refinery.

     Tosco has employment agreements with certain of its executive officers which provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. Tosco's potential obligation to nine officers was $6,418,000 at December 31, 1995.

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


     To control costs and improve delivery reliability, Tosco entered into a twelve year time charter agreement with Neptune Orient Lines commencing after completion of construction of four 100,000 DWT crude oil tankers. The first tanker is scheduled to be delivered in June 1996 with the last tanker scheduled for delivery in the first quarter of 1997. The tankers are expected to be utilized for the movement of crude oil from the Point Tupper Storage facility to Bayway or other locations or in direct shipments from suppliers.

     Bayway Refining Company has entered into a contract to acquire a Solvent Deasphalter for approximately $32.5 million, plus the cost of agreed modifications and interest, upon its mechanical completion (as defined). Construction of this unit began in 1995 and mechanical completion is expected in the third quarter of 1996. Tosco is responsible for other capital improvements to tie in the Solvent Deasphalter into the Bayway Refinery system raising the total expected cost of the unit to approximately $48 million.

     16. SUBSEQUENT EVENTS

     On February 2, 1996, Tosco completed the purchase of the U.S. Northeast marketing and refining assets from BP for $59 million, excluding inventories. Under the purchase agreement, Tosco obtained an exclusive license valid for 15 years, with various renewal options, to market retail gasoline and diesel fuels under the BP brand. The license covers Delaware, Maryland, the Washington
D. C. metropolitan area, Pennsylvania, New Jersey, New York, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine. Portions of western Pennsylvania and Maryland are excluded. The term of Tosco's exclusive license in nine Western states was also extended to 15 years from the closing date. The purchase also included the 180,000 B/D Marcus Hook Refinery near Philadelphia (which was taken over in a non-operating mode), petroleum product terminals and certain associated pipeline interests (some of which are surplus to Tosco's needs and will be sold). Tosco has also offered to buy BP's one-third interest in the Harbor pipeline on which BP's partners have a right of first refusal to acquire BP's interest. BP retains environmental obligations relating to the Marcus Hook Refinery and other properties included in the sale.

     On February 16, 1996, Tosco announced an agreement to purchase all outstanding shares of the Circle K Corporation (Circle K) and to merge Circle K with a subsidiary of Tosco. Circle K is a large gasoline retailer and operator of company-owned convenience stores. A definitive agreement was signed with the holders of approximately 68% of Circle K's outstanding shares (Selling Shareholders) and a merger agreement was approved by the Board of Directors of both companies. Under the stock purchase agreement, Selling Shareholders of Circle K will receive a combination of cash and common stock of Tosco (Common Stock). Under the merger agreement the remaining shareholders will receive Common Stock. Payment of the total acquisition price of approximately $710 million, not including transaction and certain other costs, will consist of approximately 6.5 million shares of Common Stock and cash. The common stock to be issued is subject to adjustment if the price of Common Stock fluctuates outside an agreed range and for shares issued with respect to stock options held by certain employees of Circle K. Completion of the transaction is subject to certain conditions including the approvals of regulatory authorities and the shareholders of Circle K. The acquisition is expected to close prior to mid-year.

17.  Quarterly Financial Data (Unaudited)



                                 Thousands of Dollars Except Per Share Data

                                            First                         Second                    Third             Fourth
                                            Quarter                       Quarter                  Quarter            Quarter



1995                                        $  1,696,319                  $ 1,904,038               $ 1,816,846       $ 1,866,848
Sales



Gross profit on sales                             32,146                       74,948                    82,750       $    95,356
Restructuring accrual                              2,200                        3,000
Operating contribution                      $     29,946                  $    71,498               $    82,750       $    95,356
Income (loss) from operations
  before income taxes                       $     (7,155)                 $    34,502               $    44,188       $    55,904



Provision (credit) for income taxes               (2,882)                      13,778                    17,344            22,141

Net income                                  $     (4,273)                 $    20,724               $    26,844       $    33,763



Earnings (loss) per share:
  Primary                                   $      (0.12)                 $      0.55               $      0.72       $      0.90
  Fully diluted                             $      (0.12)                 $      0.55               $      0.71       $      0.89


                                 Thousands of Dollars Except Per Share Data

                                                First                          Second                   Third              Fourth
                                              Quarter                          Quarter                 Quarter            Quarter


1994
Sales                                       $ 1,495,688                   $ 1,399,761               $ 1,671,557         $ 1,798,751

Gross profit on sales                           105,497                        45,049                    48,175              61,743
Inventory valuation recovery                                                                                                17,651
Environmental cost accrual                                                                                                  (6,000)
Operating contribution                      $   105,497                   $    45,049               $    48,175        $    73,394
Income from operations
 before income taxes                        $    65,893                   $    17,534               $    16,099        $    34,323

Provision for income taxes                       27,026                         3,082                     6,423             13,475

Net income                                  $    38,867                   $    14,452               $     9,676        $    20,848

Earnings per share:
  Primary                                   $      1.11                   $      0.37               $      0.25        $      0.56
  Fully diluted                             $      1.04                   $      0.37               $      0.25        $      0.56



                                                                 SCHEDULE II


TOSCO CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(THOUSANDS OF DOLLARS)


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


1995
Allowance for Uncollectible
Trade Accounts Receivable      $ 8,392        $   404                       $   273        $ 8,523

1994
Allowance for Uncollectible
Trade Accounts Receivable      $ 5,091        $ 3,301                       $     -        $ 8,392

1993
Allowance for Uncollectible
Trade Accounts Receivable      $ 5,164        $     -                       $    73        $ 5,091