Form 10-Q
period 1996-03-31
TOSCO CORP
filed 1996-05-15
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 for the transition period from_________________to________________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [X] Yes    No

     Registrant's Common Stock outstanding at April 30, 1996 was 37,126,228 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND EXHIBITS
           FILED WITH THE QUARTERLY REPORT OF THE COMPANY ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996


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

THE FINANCIAL STATEMENTS LISTED IN PART I ABOVE REFLECT ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ACCRUALS) WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY TO A FAIR PRESENTATION OF FINANCIAL POSITION AND RESULTS OF OPERATIONS. SUCH FINANCIAL STATEMENTS ARE PRESENTED IN ACCORDANCE WITH THE SECURITIES AND EXCHANGE COMMISSION'S DISCLOSURE REQUIREMENTS FOR FORM 10-Q. THESE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS (FROM WHICH THE YEAR-END BALANCE SHEET PRESENTED HEREIN WAS DERIVED) AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FILED WITH THE COMMISSION IN TOSCO'S 1995 ANNUAL REPORT ON FORM 10-K.



                       TOSCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars


ASSETS                                                             March 31,                December 31,
                                                                      1996                       1995
                                                                   (Unaudited)
Current assets
  Cash and cash equivalents                                        $    5,740               $   19,148
  Short-term investments and deposits                                  55,233                   29,125
  Trade accounts receivable, less allowance for uncollectibles
    of $8,555,000 (1996) and $8,523,000 (1995)                        298,627                  296,768
  Inventories                                                         510,845                  489,479
  Prepaid expenses and other current assets                            40,470                   42,363
  Deferred income taxes                                                 4,558                    4,558
                                                                    ---------               ----------
     Total current assets                                             915,473                  881,441

Property, plant and equipment, net                                  1,036,882                  961,418
Deferred turnarounds                                                   82,769                   82,249
Other deferred charges and assets                                     101,293                   78,063
                                                                   ----------               ----------
     Total assets                                                  $2,136,417               $2,003,171
                                                                   ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $  468,978               $  503,900
  Accrued expenses and other liabilties                               187,797                  166,391
                                                                   ----------               ----------
     Total current liabilities                                        656,775                  670,291

Revolver debt                                                         159,000                   45,000
Long-term debt                                                        579,122                  579,036
Other liabilities                                                      16,744                   15,660
Environmental cost liability                                           33,911                   34,379
Net liabilities of discontinued operations                              3,309                    1,256
Deferred income taxes                                                  42,476                   30,439

Shareholders' equity:

     Common Stock - $.75 par value, 50,000,000 shares authorized,
     39,675,269 (1996) and 39,613,950 (1995) shares issued             29,757                   29,714
  Capital in excess of par value                                      641,231                  640,306
  Retained earnings                                                    45,925                   27,903
  Treasury stock, at cost                                             (71,833)                 (70,813)
                                                                     ---------              -----------
     Total shareholders' equity                                       645,080                  627,110
                                                                     ---------              -----------
     Total liabilities and shareholders' equity                    $2,136,417               $2,003,171
                                                                   ==========               ==========

   The accompanying notes are an integral part of these financial statements.



                       TOSCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars Except Per Share Data
                           (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 1996                1995

Sales                                                            $ 2,020,023         $ 1,696,319

Cost of sales                                                      1,937,412           1,666,373
Selling, general and administrative expense                           27,070              22,602
Interest expense                                                      16,723              15,398
Interest income                                                         (800)               (899)
                                                                 -----------         -----------
                                                                   1,980,405           1,703,474
                                                                 -----------         -----------
Income (loss) before provision for income taxes                       39,618              (7,155)
Provision (credit) for income taxes                                   15,652              (2,882)
                                                                 -----------         ------------
Net income (loss)                                                $    23,966         $    (4,273)
                                                                 ===========         ============

Income (loss) per common and common equivalent share:

   Primary:                                                      $     0.63          $     (0.12)
                                                                 ==========          ============
   Fully diluted:                                                $     0.63          $     (0.12)
                                                                 ==========          ============

The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                 (Unaudited)

                                                                     Three Months Ended March 31,
                                                                      1996                     1995

Cash flows from operating activities:
  Net income (loss)                                                   $  23,966                $  (4,273)
  Adjustments to arrive at net cash provided by operating activities:
    Depreciation                                                         17,833                   14,160
    Amortization of deferred items                                       14,996                    9,768
    Deferred income taxes                                                11,848
    Restructuring charge                                                                           2,200
  (Increase) decrease:
    Trade accounts receivable                                            (1,859)                  30,548
    Inventories, including acquired inventories from BP (Note 2)        (21,366)                   6,145
    Prepaid expenses and other current assets                             1,893                    3,357
  Increase (decrease):
    Accounts payable and accrued liabilities                            (43,327)                  57,109
    Other liabilities and deferred gains                                    870                      941
  Other, net                                                              2,053                   (2,210)
                                                                      ---------                ----------
    Net cash provided by operating activites                              6,907                  117,745

Cash flows from investing activities:
  Purchase of property, plant and equipment, net                        (93,317)                 (47,882)
  Increase in deferred turnarounds, charges and other assets            (38,894)                 (43,426)
  Net change in short-term investments and deposits                     (26,108)                 (31,617)
  Transfers to discontinued operations                                                            (6,646)
                                                                      ---------                ----------
                                                                       (158,319)                (129,571)
Cash flows from financing activities:
  Borrowings under revolver, net                                        114,000                   40,000
Short-term bank borrowings (repayments)                                  30,000                  (12,000)
  Dividends paid on Preferred and Common Stock                           (5,940)                  (5,932)
  Other, net                                                                (56)                    (225)
                                                                      ---------                ----------
     Net cash provided by financing activities                          138,004                   21,843
                                                                      ---------                ---------

Net increase(decrease) in cash and cash equivalents                     (13,408)                  10,017
Cash and cash equivalents at beginning of period                         19,148                   23,793
                                                                      ---------                ---------
Cash and cash equivalents at end of period                            $   5,740                $  33,810
                                                                      =========                =========

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              INFORMATION WITH RESPECT TO THE THREE MONTHS
                   ENDED MARCH 31, 1996 AND 1995 IS UNAUDITED.

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

      USE OF  ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities, reported results of operations, and disclosures of contingent assets and liabilities.

    NATURE OF BUSINESS

       Tosco is a large independent refiner, wholesaler, and retail marketer of petroleum products, principally on the East and West Coasts of the United States. Tosco has extensive distribution facilities and engages in related commercial activities throughout the United States and internationally.

    RECLASSIFICATIONS

       Certain previously reported amounts have been reclassified to conform to classifications adopted in 1996.

    CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND DEPOSITS

       Tosco purchased director and officer liability insurance coverage from its wholly owned subsidiary Loil Group Ltd. (Loil), with limits of liability coverage of $14,100,000 at March 31, 1996 (an amount approximately equal to the amount of cash and investments of Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco. As of March 31, 1996, the portfolio's carrying value of marketable investments, considered "available for sale" in accordance with SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", approximated fair value.

   MARGIN DEPOSITS

       Pursuant to the requirements of the commodity exchanges, margin deposits based on a percentage of the value of futures contracts have been placed with commodity brokers. Margin deposits are classified as short-term deposits on the balance sheet.

  INVENTORIES

       Inventories of raw materials and products are valued at the lower of cost, determined by the last-in, first-out (LIFO) basis, or market. The net realizable value of LIFO inventories is measured by aggregating similar pools on a consolidated basis.


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

2.     RECENT ACQUISITIONS

         NORTHEAST MARKETING AND REFINING ASSETS

     On February 2, 1996, Tosco completed the purchase of the U.S. Northeast marketing and refining assets from British Petroleum (BP) for $59,000,000 excluding inventories. Under the purchase agreement, Tosco obtained an exclusive license valid for fifteen years, with various renewal options, to market retail gasoline and diesel fuels under the BP brand. The license covers eleven northeastern states, plus the Washington D.C. metropolitan area. The term of Tosco's exclusive license in nine western states was also extended to fifteen years from the closing date. The purchase included the 180,000 B/D Marcus Hook Refinery near Philadelphia (which was taken over in a non-operating mode), petroleum product terminals and certain associated pipeline interests (some of which are surplus to Tosco's needs and will be sold.) BP retains environmental obligations relating to the Marcus Hook Refinery and other properties included in the sale. The purchase price was fully allocated to property, plant and equipment ($40,000,000) and trademarks and licenses ($19,000,000) based upon their estimated fair values as of the date of acquisition. A final allocation of the purchase price will be determined by the end of 1996.

 THE CIRCLE K CORPORATION

     On February 16, 1996, Tosco agreed to acquire all of the outstanding shares of The Circle K Corporation (Circle K). Circle K has approximately 2,500 convenience stores in the United States of which 2,300 are company-controlled and 200 are franchised. Approximately 1,900 of the Circle K stores sell gasoline. Upon completion of the transaction, Tosco will be the largest operator of company-owned convenience stores in the United States. A large portion of the Circle K system is located in areas where Tosco is licensed to operate under the BP or Exxon brand.

     Stockholders of Circle K will be asked at a special stockholders meeting to be held on May 30, 1996 (Special Meeting) to approve a merger agreement (Merger Agreement) pursuant to which Tosco Acquisition Sub, Inc., a wholly owned subsidiary of Tosco (Tosco Acquisition Sub.), will be merged with and into Circle K. Each Circle K stockholder will receive shares of common stock of Tosco (Common Stock). The number of shares of Common Stock to be issued will be determined based upon the average of the closing prices of Common Stock during the ten consecutive trading days ending on the second trading day prior to the Special Meeting (Average Tosco Stock Price). Circle K stockholders exchanging their shares in the Merger will receive shares of Common Stock which, depending upon the Average Tosco Stock Price, is expected to have a value of between $28.288 and $31.482 per share of Circle K stock.

       The amount of Common Stock to be issued will increase upon the exercise of outstanding options issued pursuant to option plans of Circle K at per share exercise prices ranging from $7.93 to $17.88. Tosco has agreed to purchase for cash, at prevailing market prices, a portion of the Circle K shares received upon exercise of options. Through March 31, 1996, Tosco has purchased an aggregate of 257,558 shares for $7,714,000 (classified as short-term investments on the Balance Sheet). To the extent that any options are not exercised or do not vest prior to the consummation of the Merger, such options will be canceled for $29.00 per share minus the per share exercise prices of such options.

     Concurrently with the execution of the Merger Agreement, Tosco will acquire 16,555,852 shares of Circle K Common Stock, (approximately 65% of the outstanding shares of Circle K) from certain Circle K stockholders (Selling Shareholders) pursuant to a stock sale agreement between Tosco and the Selling Shareholders. The Selling Shareholders will receive for each share of Circle K Common Stock, $25.825 in cash (aggregate of approximately $427.5 million) and shares of Tosco Common Stock, which is expected to have a value of between $1.941 and $3.572. Therefore, the total value of the per share consideration to be received by the Selling Shareholders is expected to be between $27.766 and $29.397. The Selling Shareholders have granted proxies to Tosco to vote their shares in favor of the Merger at the Special Meeting.

       If the Average Tosco Stock Price is greater than $51.00, Circle K may elect to terminate the Merger Agreement. however, Circle K may not terminate the Merger Agreement if Tosco elects to issue 0.6173 shares of Tosco Common Stock for each share of Circle K Common Stock. If the Average Tosco Stock Price is greater than $51.00 and Circle K does not elect to terminate the Merger Agreement, the number of shares of Common Stock to be issued for each share of Circle K Common Stock will be reduced to less than 0.6173 (depending upon the ratio of the Average Tosco Stock Price) to $31.482 (the maximum value of Common Stock to be received by Circle K stockholders). Circle K may also elect to terminate the Merger Agreement if the Average Stock Price is less than $35.00. If Circle K so elects, Tosco has the ability to continue the agreement.

3.     ACCOUNTS RECEIVABLE

     As part of its ongoing program to reduce interest costs, in June 1995, Tosco entered into a three year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (Receivable Transfer Agreement). Under the Receivable Transfer Agreement, Tosco retains substantially the same risk of credit loss as if the receivables had not been sold. Tosco also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. As of March 31, 1996, and December 31, 1995, approximately $99,800,000 of receivables had been sold under the Receivable Transfer Agreement and the sales are reflected as a reduction of accounts receivable. Proceeds were used to reduce indebtedness under Tosco's revolving credit facilities (Note 6).

4.     INVENTORIES
                                MARCH 31,       DECEMBER 31,
                                 1996               1995
                             ------------   ------------
                                (THOUSANDS OF DOLLARS)

Raw materials               $ 190,249           $ 223,795
Intermediates                  17,967              18,147
Finished products             297,137             242,558
Retail                          5,492               4,979
                          -----------         -----------
                            $ 510,845           $ 489,479
                            =========           =========

       The excess of replacement cost over the carrying value of inventories based upon the LIFO method was $85,352,000 and $43,304,000 at March 31, 1996 and December 31, 1995, respectively.

5.     ACCRUED EXPENSES AND OTHER LIABILITIES
                                                  MARCH 31,       DECEMBER 31,
                                                   1996               1995
                                                 ------------   ------------
                                                 (THOUSANDS OF DOLLARS)

Accrued taxes other than taxes on income         $  67,040        $    64,122
Accrued compensation and related benefits           12,894             15,759
Accrued interest                                     8,471             14,197
Income taxes payable (receivable)                    2,467             (1,943)
Acquisition-related liabilities (a)                 37,681             37,841
Other accrued costs                                  8,473              9,714
Short-term borrowings (b)                           50,000             20,000
Dividends payable                                                       5,930
Current installments of long-term debt                 771                771
                                                  ----------      -------------
                                                $  187,797          $ 166,391
                                                 ==========          =========


     (a) In December 1993, Tosco acquired the Ferndale Refinery, retail marketing assets in the Pacific Northwest, and the right to market under the BP brand from BP Exploration and Oil Inc. (BP) The purchase price included annual contingent participation payments of up to $50,000,000 to $100,000,000 over the five years following the acquisition based on the performance of the refining and retail marketing segments, respectively. In December 1995, Tosco and BP agreed to settle all contingent participation payments, including participation payments due for 1995, for $35,000,000 (paid in April 1996).

       (b) Represents unsecured cash borrowings under short-term lines of credit with interest at alternative rates at Tosco's option.


6.     UTILIZATION OF REVOLVING CREDIT FACILITIES


                                                          MARCH 31,       DECEMBER 31,
                                                              1996               1995
                                                          ------------   ------------
                                                              (THOUSANDS OF DOLLARS)

 Revolving Credit Facility
   Cash borrowings                                       $  159,000        $45,000
   Letters of credit                                         85,552         90,055
                                                              -----      ---------
                  Total utilization                         244,552        135,055
               Availability                                 205,448        314,945
                                                           --------      ---------
                  Total credit line                        $450,000      $ 450,000
                                                            ========     =========

       Interest paid was $21,973,000 and $19,194,000 for the first three months of 1996 and 1995, respectively.

7.     CAPITAL STOCK

       Quarterly dividends of $.16 per share of Common Stock were paid on March 29, 1996 to shareholders of record on March 19, 1996.


8.     INCOME TAXES

                                                    THREE MONTHS ENDED MARCH 31,
                                                          1996               1995
                                                      ------------       --------
                                                        (THOUSANDS OF DOLLARS)

       Federal                                         $  12,899         ($   2,487)
       State                                               2,773               (530)
       Foreign                                               (20)               135
                                                    -------------      ------------
       Provision (credit) for income taxes             $  15,652          ($  2,882)
                                                       =========          =========

       Cash payments (refunds) of income
         taxes, net                                     ($   796)        ($   3,746)
                                                         ========        ==========


9.     CONTINGENCIES

     Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. Tosco continues to evaluate its liability for environmental costs, net of liabilities transferred pursuant to the settlement of outstanding litigation with the predecessor owners of the Avon Refinery concerning environmental issues. While Tosco believes it has adequately provided for environmental exposures, should these matters be resolved unfavorably to Tosco, they could have a material adverse effect on its long-term consolidated financial position and results of operations.


10.     SUBSEQUENT EVENTS

               New Credit Agreement

     Effective April 8, 1996 Tosco entered into an amended and restated revolving credit agreement expiring in April 2000 (New Credit Agreement). The New Credit Agreement provides Tosco with an unsecured $600 million revolving credit facility that is available to Tosco for working capital and general corporate purposes, including the acquisition of Circle K. Tosco's former $450 million revolving credit agreement was a collateralized loan agreement, expiring in April, 1998, which restricted borrowings to a percentage of the borrowing base.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in Tosco's Annual Report on Form 10-K for 1995.The Annual Report sets forth Selected Financial Data which, in summary form, reviewed Tosco's results of operations and capitalization over the five-year period 1991-1995. This Management's Discussion and Analysis updates that data.

RESULTS OF  OPERATIONS -  THREE MONTHS ENDED MARCH 31, 1996


CONSOLIDATED
                                                THREE MONTHS ENDED MARCH 31,
                                                   1996            1995
                                                   ----            ----
                                                  (Thousands of Dollars)

Sales (a)                                       $2,020,023     $1,696,319
Cost of  sales                                   1,937,412      1,664,173
Restructuring charge                                                2,200
                                                ------------    ----------
Operating contribution                               82,611        29,946
Selling, general, and administrative expense         27,070        22,602
Net interest expense                                 15,923        14,499
                                                     ------  ------------
Pre-tax income (loss)                                39,618       (7,155)
Provision for income taxes                           15,652        2,882
                                                   --------      ---------
Net income (loss)                                 $  23,966  $   ( 4,273)
                                                  =========  ============


     (a) The increase in sales for the first quarter of 1996 was primarily due to higher sales volumes and sales prices. Higher sales volumes were due to increased commercial activity (in response to higher demands for heating oil on the East Coast of the U.S.) and increased refinery production levels.


                                                              REFINING DATA SUMMARY
                                                     THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                               (IN THOUSANDS OF BARRELS PER DAY (B/D) EXCEPT FOR OPERATING MARGINS)


                                       AVON                Bayway             FERNDALE           CONSOLIDATED
                                    1996   1995(a)     1996(b)  1995         1996   1995(a)      1996      1995

  Crude oil                         159.8  161.2      227.2   226.3        83.9    56.1          470.9    443.6
  Add'l refinery feeds               14.5    4.5       50.0    67.7         2.7     2.4           67.2     74.6
                                    ----    ---       -----   -----       -----    -----         -----     ----
Total Charges                       174.3   165.7     277.2   294.0        86.6    58.5          538.1    518.2
                                   =====   =====      =====   =====        =====   =====        ======    =====

  Petroleum products produced:
     Clean Products (c)            137.5    107.5     233.5   245.8        61.0    36.3          432.0    389.6

    Other finished products         35.7    54.1       50.4    54.4        23.4    13.4          109.5    121.9
                                   ----     ----      -----    -----       -----   -----        ------    -----

   Total finished products
       produced                    173.2   161.6      283.9   300.2        84.4    49.7          541.5    511.5
                                  =====    =====      =====    =====    =======    ======        =====    =====

      Operating margin per
        charge barrel (d)(e)      $4.65   $4.54       $4.17   $2.43       $3.67   $2.32         $ 4.25    $3.09
                                  =====   =====       =====   =====       =====   =====          ======   =====

(a) Avon's cat cracker (the principal gasoline production unit) and the processing units at the Ferndale Refinery were shut down for scheduled maintenance during the first quarter of 1995.


     (b) Bayway improved its operating margin by reducing the ratio of high-cost, partially refined feedstocks to total refinery charges, while improving the ratio of higher valued clean products to total yields.

     Bayway's margins include the results of hedges designed to lock in a predetermined level of operating margins on a varying percentage of Bayway's production. At March 31, 1996, Tosco had hedged approximately 18% and 9% of
Bayway's second quarter and remaining 1996 production, respectively.

(c) Clean products are defined as clean transportation fuels (gasoline, diesel, and jet fuel) and heating oil.

(d) Per-charge-barrel operating margin is defined as sales minus cost of sales, excluding refinery operating costs and non-operating items, divided by total refinery charges.

(e) As illustrated by the table, operating margins vary significantly by refinery. This variance is due to a number of reasons, including marketing conditions in the principal areas served by the refineries, their configuration and complexity (ability to convert raw materials into clean products), and maintenance schedules.


     Tosco earned $24.0 million, or $.63 per fully diluted share, on sales of $2.0 billion for the first quarter of 1996, compared to a net loss of $4.3 million, or ($.12) per fully diluted share, on sales of $1.7 billion for the first quarter of 1995. Results of operations for the first quarter of 1995 included a restructuring charge of $2.2 million ($1.3 million after-tax, $.04 per share), related to a major expense reduction program at the Avon Refinery.

      Tosco generated an operating contribution (income before selling, general and administrative expense, net interest expense, and income taxes) for the first quarter of 1996 of $82.6 million, an increase of $50.5 million from 1995. The increase was primarily attributable to strong operating margins at Bayway, lower levels of scheduled maintenance at the three refineries and lower cash operating expenses. Consolidated margins increased $1.16 per barrel to $4.25 per barrel but varied widely by refinery. Consolidated raw material throughput for the first quarter of 1996 increased by 19,900 barrels per day (B/D) to 538,100 B/D and production of clean transportation fuels and heating oil increased by 42,400 B/D to 432,000 B/D over the comparable 1995 quarter.

     Avon's operating margin modestly improved by $.11 per barrel (2%) over year ago levels to $4.65 per barrel. Higher production results and improved per barrel refinery operating costs were nearly offset by lower refining margins as finished product prices lagged higher costs of raw materials. The lag in product prices was primarily attributable to the destocking of conventional gasoline inventories to meet the cleaner burning reformulated gasoline standards of the California Air Resources Board (CARB) effective March 1, 1996 (CARB Phase II gasoline). Raw material throughput increased by 8,600 B/D to 174,300 B/D and yields of clean transportation fuels increased by 30,000 B/D to !37,500 B/D. Avon's fluid catalytic cracker, the refinery's principal gasoline production unit, was shutdown for 55 days during the first quarter of 1995.

     Bayway's operating margins for the first quarter of 1996 increased $1.74 per barrel over the comparable 1995 quarter to $4.17 per barrel. Bayway achieved improved margins despite higher raw material costs primarily because the cold winter weather in the Northest created strong product demand. This was in sharp contrast to the weak market conditions of the first quarter of 1995 when mild winter conditions created a surplus of heating oil, and higher production costs of reformulated gasoline could not be fully recovered in highly competitive markets.

     Ferndale's operating margins improved by $1.35 per barrel to $3.67 per barrel. The improvement was primarily attributable to full refinery operations for the first quarter of 1996. Ferndale's processing units were shutdown for 33 days in the first quarter of 1995 for scheduled turnaround maintenance.

     Retail marketing fuel margins averaged $.08 per gallon for the first three months of 1996 compared to $.09 for the comparable 1995 quarter. Retail fuel margins declined because increases in wholesale product costs could not be fully recovered in higher retail prices. These lower retail margins were partially offset by increased sales volumes due to the acquisition of BP's Northeast marketing system in February 1996.

     The increase in selling, general, and administrative expense for the first quarter of 1996 is primarily attributable to Tosco's expanded operations.

     Interest expense increased in 1996, despite the reduction in interest costs resulting from a receivable transfer agreement, due to higher average debt levels and higher price levels of raw materials and products. The acquisition of BP's northeast marketing and refinery assets was the principal reason for higher average debt levels. See Notes 2 and 3 to the Consolidated Financial Statements.

OUTLOOK

     Results of operations continue to be determined by two factors: the operating efficiency of the refineries and refining and retail marketing margins. The first quarter of 1996 had no major turnaround activity and assuming reasonable margins, Tosco presently expects to run its operating refineries at high production levels for the balance of 1996. Tosco is not able to predict the level or trend of refining and retail margins because of uncertainties associated with oil markets. Operating margins at the beginning of the second quarter of 1996 have improved over first quarter levels because higher wholesale gasoline prices have outpaced increasing raw material costs, especially in California. The better margins are due to a variety of factors including the completion of destocking of conventional gasoline to meet CARB Phase II standards and reduced supplies resulting from unscheduled industry shutdowns of processing units. These higher margins have allowed a partial recovery of costs of capital investments completed to meet the cleaner burning fuel standards. Higher wholesale gasoline prices have negatively impacted retail gasoline margins, as Tosco as well as other marketers, have not been able to recover such higher costs in the retail market.


ACQUISITIONS

       The acquisition of The Circle K Corporation (Circle K) is expected to be completed at the end of May 1996. See Note 2 to the Consolidated Financial Statements. The acquisition will be financed by the issuance of common stock of Tosco (Common Stock), the planned sale of $200 million of unsecured term debt due 2006, borrowings under Tosco's expanded $600 million credit facility, and from cash and other credit resources.

     The Circle K acquisition will make Tosco the largest operator of company-owned convenience stores in the United States and more than double present retail gasoline sales volume. Where appropriate, Circle K's sites will be rebranded to carry the BP brand. Many of Tosco's approximate 140 convenience store chain will also be converted to Circle K stores with the BP gasoline brand. Tosco intends to further expand the Circle K convenience store chain by exploring opportunities to convert certain Tosco owned but dealer operated sites to company operated Circle K convenience stores and licensing existing jobbers with the Circle K brand for their convenience stores.

     Tosco expects to achieve significant economies of scale from the Circle K acquisition. The management of Tosco's current retail operations, presently located in Seattle, will be combined with Circle K's operation in Phoenix. The costs of consolidation will be recorded in the second and third quarters as appropriate. In addition, Tosco's oil industry background and supply system for gasoline should result in improved purchasing of fuel for the Circle K stores, while Circle K's marketing expertise and convenience store supply and distribution system should improve Tosco's convenience store system. After completion of the integration of Circle K's and Tosco's operations, Tosco expects the Circle K acquisition to be additive to per share earnings.

CASH FLOWS AND LIQUIDITY

       As summarized in the Statement of Cash Flows, cash decreased by $13 million during the first three months of 1996 as cash used in investing activities of $158 million exceeded cash provided by operations and financing activities of $7 million and $138 million, respectively.

       Cash provided by operating activities of $7 million was from cash earnings from operations of $68 million (net income plus depreciation, amortization and deferred income taxes) and other sources of $3 million, offset by a decrease in working capital of $64 million.

     Net cash used in investing activities totaled $158 million, primarily for capital additions of $93 million (including $40 million, for the BP Northeast refining and marketing assets),increases in deferred charges and other assets of $39 million and increases in short-term investments and deposits of $26 million. Cash provided by financing activities totaled $138 million, consisting of net borrowings under short-term bank loans and Tosco's revolving credit facility of $144 million, partially offset by dividends of $6 million.

     Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) decreased by $97 million during 1996 due to a decrease of $110 million in unused credit facilities, a decrease in cash and cash equivalents of $13 million, partially offset by an increase in short-term investments and deposits of $26 million. At March 31, 1996, liquidity totaled $266 million.

     Effective April 8, 1996 Tosco entered into an amended and restated revolving credit agreement expiring in April 2000 (New Credit Agreement). The New Credit Agreement provides Tosco with an unsecured $600 million revolving credit facility that is available to Tosco for working capital and general corporate purposes including the acquisition of Circle K. Tosco's former $450 million revolving credit agreement was a collateralized loan agreement, expiring in April, 1998, which restricted borrowings to a percentage of a borrowing base. The New Credit Agreement is a major step in moving Tosco's capital structure to a fully unsecured basis. The New Credit Agreement and the planned sale of $200 million of unsecured term debt provides the liquidity needed to complete the acquisition of Circle K. Tosco believes its cash and credit resources are adequate to meet its expected liquidity demands for the next twelve months.

CAPITAL EXPENDITURES AND CAPITALIZATION

     On February 2, 1996, Tosco completed the purchase of the U.S. Northeast marketing and refining assets from British Petroleum (BP) for $40 million, excluding inventories and trademark licenses. See Note 2 to the Consolidated Financial Statements. Tosco's other capital expenditures for the first quarter of 1996 of $53 million were for budgeted capital projects, primarily at the Avon Refinery and retail outlets. Capital spending programs continue to address reformulated fuel specifications, compliance with environmental regulations and permits, operating flexibility and reliability, personnel/process safety, and retail expansion and modernization. The pending acquisition of Circle K has curtailed Tosco's retail expansion plans. Capital spending on retail properties will now be focused on improving present sites that can be financed from internal cash flows.

       At March 31, 1996, total shareholders' equity was $645 million, an increase from December 31, 1995 of $18 million due to net income of $24 million less dividend and other payments of $6 million. Debt, including current maturities and short-term bank borrowings, increased by $143 million to $788 million at March 31, 1996.

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

     Two lawsuits and several unfair labor practice charges have been filed with the National Labor Relations Board (NLRB) against Tosco and/or its subsidiaries either by the labor union that represented BP's former employees or former BP employees at the Marcus Hook refinery near Philadelphia, Pennsylvania that was purchased by a subsidiary of Tosco from BP on February 2, 1996. STEFANO
V. MARCUS HOOK REFINING, ET. AL. (Court of Common Pleas for Delaware County, Case No. 96-1187); OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL UNION, ET. AL.
V. TOSCO (United States District Court, Eastern district of Pennsylvania, Case No. 96-CV- 1712); TOSCO CORPORATION (NLRB Case Nos. 4-CA-24570, 4-CA-24755 and 4-CA-24771-2). BP suspended operation of the refinery and terminated the employment of most employees prior to the sale.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits.

     11.  Computation of Earnings Per Share (see Part I, Exhibit I).

     99.  Condensed Consolidating Financial Information.

b.   Reports on Form 8-K
          None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TOSCO CORPORATION
                                  (Registrant)



Date: May 15, 1996       By: /S/ Jefferson F.Allen
                                 (Jefferson F. Allen)
                                 Executive Vice President
                                 and Chief Financial Officer


                              By: /S/ Robert I.SANTO
                                 (Robert I. Santo)
                                Chief Accounting Officer