Form 10-Q
period 1996-06-30
TOSCO CORP
filed 1996-08-14
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
     For the transition period from___________to_____________

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

Registrant's Common Stock outstanding at July 31, 1996 was 43,618,313 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND EXHIBITS
           FILED WITH THE QUARTERLY REPORT OF THE COMPANY ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

                                                               PAGE(S)

PART I.    FINANCIAL INFORMATION
           CONSOLIDATED BALANCE SHEETS                            3

           CONSOLIDATED STATEMENTS OF INCOME                      4

           CONSOLIDATED STATEMENTS OF CASH FLOWS                  5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6-16

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                 17-22

           EXHIBIT I - COMPUTATION OF EARNINGS PER SHARE          23

PART II.   OTHER INFORMATION                                      24

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



                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              THOUSANDS OF DOLLARS




                                                       JUNE                      DECEMBER
                                                        30,                          31,
                                                       1996                        1995
                                                   ----------------            -----------------
                                                     (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $44,178                    $ 19,148
   Short-term investments and deposits                 33,416                      29,125
   Trade accounts receivable, less
       allowance for uncollectibles
         of $8,487,000 (1996) and $8,523,000 (1995)   205,133                     296,768
   Inventories                                        672,487                     489,479
   Prepaid expenses and other current assets           49,499                      42,363
   Deferred income taxes                               30,517                       4,558
                                                ----------------            -----------------
                TOTAL CURRENT ASSETS                1,035,230                     881,441

   Property, plant and equipment, net               1,683,124                     961,418
   Deferred turnarounds                                74,505                      82,249
   Intangibles (primarily tradenames)                 610,154                      38,731
   Other deferred charges and assets                  136,205                      39,332
                                                 ----------------            -----------------
               TOTAL ASSETS                       $ 3,539,218                   2,003,171
                                                 ================            =================

LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                               $   529,469                     503,900
   Accrued expenses and other liabilities             359,153                     166,391
                                                   ----------------            -----------------
                TOTAL CURRENT LIABILITIES             888,622                     670,291

   Revolver debt                                      368,000                      45,000
   Long-term debt                                     933,411                     579,036
   Other liabilities                                  156,140                      16,916
   Environmental cost liability                        96,892                      34,379
   Deferred income taxes                               81,836                      30,439


 SHAREHOLDERS' EQUITY:
     Common Stock - $.75 par value, 50,000,000
      shares authorized, 46,167,354 (1996) and
      39,613,950 (1995) shares issued                  34,626                      29,714
    Capital in excess of par value                    963,667                     640,306
    Retained earnings                                  88,586                      27,903
    Treasury stock, at cost                           (72,562)                    (70,813)
                                                  ----------------            -----------------
           TOTAL SHAREHOLDERS' EQUITY               1,014,317                     627,110
                                                  ----------------            -----------------

           TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                    3,539,218                   2,003,171
                                                  ================            =================


       The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA


                                                          THREE MONTHS                          SIX MONTHS
                                                          ENDED JUNE 30,                       ENDED JUNE 30,
                                                          --------------                       --------------
                                                      1996               1995              1996              1995
                                                -----------------  ----------------  ----------------- -----------------
SALES                                              $2,430,740         $1,904,038         $4,450,763        $3,600,357
                                                    ---------         ----------         ----------        -----------
Cost of sales                                       2,265,495          1,829,540          4,202,907         3,493,713
Consolidation charge                                   13,500              3,000             13,500             5,200
Selling, general and administrative expense            47,867             22,294             74,937            44,896
Interest expense                                       20,864             15,541             37,587            30,939
Interest income                                          (887)              (839)            (1,687)           (1,738)
                                                -----------------  ----------------  ----------------- -----------------
                                                    2,346,839          1,869,536          4,327,244         3,573,010
                                                -----------------  ----------------  ----------------- -----------------
Income before provision for income taxes               83,901             34,502             123,519           27,347

Provision for income taxes                             34,263             13,778              49,915            10,896
                                                 -----------------  ----------------  ----------------- -----------------

NET INCOME                                            $49,638           $ 20,724             $73,604           $16,451
                                                 =================  ================  ================= =================

INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:

          Primary                                      $ 1.23             $ 0.55              $ 1.88            $ 0.44
                                                =================  ================  ================= =================
          Fully diluted                                $ 1.23             $ 0.55              $ 1.87            $ 0.44
                                                =================  ================  ================= =================

DIVIDENDS PER COMMON SHARE                             $ 0.16             $ 0.16              $ 0.32            $ 0.32
                                                =================  ================  ================= =================


The accompanying notes are an integral part of these financial  statements.



                                     TOSCO CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                            THOUSANDS OF DOLLARS

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                                   1996             1995
                                                                              --------------   --------------
Cash flows from operating activities:
     Net income                                                                  $ 73,604        $ 16,451
     Adjustments to arrive at net cash provided by
        operating activities:
       Depreciation                                                                44,170          29,463
       Amortization of deferred items and intangibles                              31,262          22,417
       Deferred income taxes                                                       22,458           7,740
(Increase) decrease:
       Trade accounts receivable (Note 3)                                         142,856          22,240
       Inventories                                                                (29,416)        (16,028)
       Prepaid expenses and other current assets                                    5,970           4,190
 Increase (decrease:)
       Accounts payable and accrued liabilities                                  (205,199)        149,543
       Other                                                                       12,821          (9,674)
                                                                                  -------
       Net cash provided by operating activities                                   98,526         226,342


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of  Circle K, excluding cash -$740,268, net of issuance
     of Common Stock -$327,039 (Note 2)                                         (413,229)
    Purchase of property, plant and equipment, net                               (134,116)        (92,712)
    Increase in deferred turnarounds, charges and other assets                    (51,424)        (50,082)
    Net change in short-term investments and deposits                              (4,291)         (7,706)
                                                                                 --------         --------
          Net cash used in investing activities                                  (603,060)       (150,500)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bond offering                                                  240,000
     Borrowings (repayments) under revolver, net                                  323,000          (32,000)
     Short-term bank repayments                                                   (20,000)         (41,500)
     Dividends on Preferred and Common Stock                                      (12,921)         (11,858)
     Other                                                                           (515)          (1,213)
                                                                                 ----------        --------
         Net cash provided by (used in) financing activities                      529,564          (86,571)


NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              25,030         (10,729)
Cash and cash equivalents at beginning of period                                    19,148          23,793
                                                                                   -------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  44,178        $ 13,064
                                                                                 ==========       =========

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Information with respect to the three and six months
                   ended June 30, 1996 and 1995 is unaudited.

1.     Summary of Significant Accounting Policies

     Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Tosco Corporation and its wholly owned subsidiaries (Tosco), including The Circle K Company (Circle K) acquired on May 30, 1996 (Note 2).

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

    Nature of Business

       Tosco is one of the largest independent refiners and marketers of petroleum products in the United States. Tosco has extensive distribution facilities and engages in related commercial activities throughout the United States and internationally. With the acquisition of Circle K, Tosco is the nation's largest operator of convenience stores.

    Reclassifications

       Certain previously reported amounts have been reclassified to conform to classifications adopted in 1996.

    CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND DEPOSITS

     Cash and cash equivalents include cash items on hand at convenience stores or in transit. As such, certain balances are not immediately available for investment. Cash available for investment is invested in certificates of deposit and other highly liquid investments. Investments with original maturities of more than three months and less than twelve months are classified as short-term investments and carried at cost which approximates market. In accordance with agreements with various state agencies, Circle K maintains cash balances in excess of outstanding money orders. Checks outstanding in excess of offsettable cash balances are reclassified and included in accounts payable.

       Tosco purchased director and officer liability insurance coverage from its wholly owned subsidiary Loil Group Ltd. (Loil), with limits of liability coverage of $14,100,000 at June 30, 1996 (an amount approximately equal to the amount of cash and investments of Loil). The assets of Loil are restricted to payment of defense costs and claims made against the directors and officers of Tosco.

Inventories

     Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost for raw materials and refined petroleum products. The cost of retail gasoline inventories is primarily determined by the first-in, first-out (FIFO) method. The cost of store merchandise inventories is determined by the retail method.

   Intangibles

     Intangible assets consist principally of values assigned to tradenames. Other intangible assets include the excess of cost over the assigned value of net assets acquired (goodwill) in the Circle K acquisition. Tradenames and goodwill acquired in the Circle K acquisition are being amortized on a straight-line basis over 40 years. Other tradenames are being amortized over their respective licensing periods of up to 15 years.

Supplier Advances

       Advances received in connection with supplier marketing or display allowances are amortized to income over the term of the respective arrangement based upon purchase levels.

Self-Insurance

       Tosco is self-insured up to certain limits for worker's compensation, property damage and general liability claims. Accruals for loss incidences are made based on claims experience and certain actuarial assumptions followed in the insurance industry. Due to uncertainties inherent in the estimation process, actual losses could differ from amounts accrued.

Excise Taxes

     Excise taxes collected on behalf of governmental agencies are excluded from sales, cost of sales or other expenses.

Environmental Costs

       Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of investigations and other studies or a commitment to a formal plan of action.

       Estimated reimbursements of remediation costs of petroleum releases from underground storage tanks are recorded as assets for those states in which trust fund programs are currently reimbursing applicants and in which future reimbursement is probable.

2.     Acquisitions

   Circle K Acquisition

       Tosco completed its acquisition of Circle K on May 30, 1996 (Merger Date) pursuant to an Agreement and Plan of Merger dated as of February 16, 1996, as amended (Merger Agreement), by and among Tosco, Circle K, and Tosco Acquisition Sub, Inc., a wholly-owned subsidiary of Tosco (Acquisition Sub). Pursuant to the Merger Agreement, Acquisition Sub was merged into Circle K and Circle K became a wholly owned subsidiary of Tosco. Circle K has approximately 2,500 convenience stores in the United States, 2,300 of which are company operated and 200 are franchised. Approximately 1,900 of the Circle K stores sell gasoline.

     The public shareholders of Circle K (Exchanging Shareholders) received approximately .6162 shares of common stock of Tosco (Common Stock) for each share of Circle K Common Stock. The number of shares of Common Stock issued was determined based upon the average of the closing prices of Common Stock during the ten consecutive trading days ending on May 28, 1996 (Average Tosco Stock Price) of $51.0875. A total of 5,320,953 shares of Common Stock was issued to the Exchanging Shareholders.

     Concurrently with the execution of the Merger Agreement, Tosco acquired 16,749,996 shares of Circle K Common Stock, (approximately 65% of the outstanding shares of Circle K) from certain Circle K shareholders (Selling Shareholders), pursuant to a stock sale agreement between Tosco and the Selling Shareholders. The Selling Shareholders received approximately $432.6 million and based upon the Average Tosco Stock Price 1,171,132 shares of Common Stock.

     Tosco also purchased, at prevailing market prices, a portion of Circle K Common Stock issued pursuant to the exercise of vested stock options held by employees of Circle K. Tosco purchased a total of 394,532 shares for $11,975,000 from the date of the Merger announcement through the Merger Date. In addition, options to purchase 436,303 shares, the majority of which did not vest prior to the Merger Date, were canceled for $6,632,000 (equal to the product of such options multiplied by the excess of $29.00 over the per share exercise prices).

     The total consideration for the acquisition consisted of approximately $451,000,000 of cash, 6,492,085 shares of Common Stock, and certain other costs. The cash portion of the acquisition was financed by the issuance of $240 million of 7 5/8% senior unsecured notes due May 15, 2006 and borrowings under Tosco's revolving credit facility (Note 7).

       The acquisition has been accounted for as a purchase. Accordingly, Circle K's assets and liabilities are included in the accompanying balance sheet at values based upon a preliminary allocation of the purchase price. The allocation will be finalized by the end of 1996 based upon appraisals and other evaluations currently in progress.

     The preliminary allocation of the purchase price is summarized as follows:

                                                       (Thousands of Dollars)
                                                              May 30,1996
                                                             ------------
 Cash                                                          $   41,465
 Other current assets                                             245,032
 Property, plant, and equipment                                   631,760
 Other long-term assets                                            85,375
 Intangibles, principally trade names                             555,401
 Current liabilities                                         (    443,740)
 Long-term debt  (a)                                         (    114,356)
 Other non-current liabilities                               (    219,204)
                                                             -------------
     Total                                                     $   781,733
                                                               ===========

     (a) As required by the terms of its Senior Credit Agreement, Circle
K retired debt obligations of $102,503,750 at the Merger Date from available cash and cash advances from Tosco.


     The consolidated results of operations of Tosco include the operations of Circle K from the Merger Date. Unaudited pro-forma results of operations of Tosco, assuming the acquisition had occurred on January 1, 1995 are as follows:


                                  Pro-Forma Six Months      Pro-Forma Year
                                  Ended June 30, 1996       Ended December 31, 1995
                                              (Thousands of Dollars)

Sales                             $ 5,751,608 (a)          $ 10,298,582
                                  ===============           ============
Net income from continuing
 operations                            85,067 (a)           $    80,768
                                  ===============           ============
Earnings per share
    Primary                           $  1.91 (a)                $ 1.84
                                      ===========                 =====
    Fully diluted                        1.91 (a)                $ 1.83
                                        =========                 =====

     (a) The pro forma financial information excludes the pre-tax charge of $13,500,000 ($8,100,000 after-tax, $.21 per share), recorded in the second quarter of 1996, for the consolidation of Tosco's marketing division following the acquisition of Circle K. The costs of consolidation include employee severance, office lease termination and other costs that are not associated with or do not benefit activities that will be continued.

     The pro forma financial information is presented for informational purposes only and does not reflect the improvement in operating contribution anticipated from the merger or the possible reduction in operating and administrative costs expected from the consolidation of operations. Accordingly, it is not necessarily indicative of the operating results that would have occurred had the acquisition of Circle K been consummated as January 1, 1995, nor are they necessarily indicative of future operating results.

   Northeast marketing and refining assets

     On February 2, 1996, Tosco completed the purchase of the U.S. Northeast marketing and refining assets from British Petroleum (BP) for $59,000,000, excluding inventories. Under the purchase agreement, Tosco obtained an exclusive license valid for fifteen years, with various renewal options, to market retail gasoline and diesel fuels under the BP brand in the U.S. Northeast. The term of Tosco's exclusive license in nine Western states was also extended to fifteen years from the closing date. The purchase included the 190,000 B/D Trainer Refinery near Philadelphia (which was taken over in a non-operating mode) (Note
13), petroleum product terminals and certain associated pipeline interests. In May 1996, Tosco sold 3 of the terminals acquired which were surplus to Tosco's needs. Other acquired assets may be sold. BP retains environmental obligations relating to the Trainer Refinery and other properties included in the sale. The final allocation of the purchase price will be determined by the end of 1996.

3.     Accounts Receivable

     In June 1995, Tosco entered into a three year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (Receivable Transfer Agreement). The agreement was amended in May 1996 to increase the program to $175,000,000. As of June 30, 1996 and December 31, 1995, approximately $174,300,000 and $99,800,000 respectively, of receivables had been sold.

4.     Inventories

                                      June 30, 1996                              Dec. 31, 1995
                                   --------------------------                    --------------
                                   Tosco excluding
                                      Circle K        Circle K         Consolidated
                                                      (Thousands of Dollars)

       Raw materials (a)             $   229,207                        $   229,207          $223,795
       Intermediates (a)                  15,666                             15,666            18,147
       Refined petroleum products (a)    283,064                            283,064           242,558
       Retail merchandise                  3,892         110,572            114,464             2,851
       Retail gasoline/diesel              2,532(a)       25,205             27,737             2,128
       Retail other                          167           2,182              2,349              -
                                      -------------     -----------     -----------           -------
                                          $ 534,528       $ 137,959      $  672,487          $489,479
                                          =========       =========      ==========          ========


(a) The excess of replacement cost over the value of inventories based upon the LIFO method was $109,565,000 and $43,304,000 at June 30, 1996 and December 31,
1995, respectively.



5.     DEFERRED CHARGES AND OTHER ASSETS

                                                  June 30, 1996                     Dec. 31, 1995
                                                -----------------------------    --------------
                                       Tosco excluding
                                             Circle K      Circle K     Consolidated
                                                           (Thousands of Dollars)

Deferred financing costs                     $ 17,355       $ -           $  17,355      $  15,701
Service station dealer advances                10,607                        10,607          9,304
State environmental trust funds
     (Note 8)                                                 27,772         27,772
Investment in joint venture (a)                               19,120         19,120
Other assets                                   21,650         39,701         61,351         14,327
                                          -------------       -------     ------------     -----------
                                         $     49,612       $ 86,593     $  136,205     $   39,332
                                           ===========         ========      ==========      ==========


     (a) Joint venture with Southguard Corporation under which 164 stores operate under the Circle K name in Texas and Oklahoma under a franchising agreement.


6.     Accrued Expenses and Other Liabilities

                                                     June 30, 1996                   Dec. 31, 1995
                                                 ---------------------           -------------
                                            Tosco excluding
                                             Circle K      Circle K     Consolidated
                                                           (Thousands of Dollars)

Accrued taxes other than taxes on income    $    76,935    $ 34,711        $111,646     $  64,122
Accrued compensation and related benefits        21,427      29,959          51,386        15,759
Income taxes payable (receivable)                 3,569   (   6,600)     (    3,031)   (    1,943)
Acquisition related liabilities                  15,923       8,775          24,698        37,841
Other accrued costs                              25,370      25,030          50,400        29,841
Environmental remediation (Note 8)                           26,000          26,000
Workers compensation and general liability        5,979      30,082          36,061
Lottery and money order payables                    189      48,720          48,909
Short term borrowings (a)                                                                  20,000
Current installments of long-term debt              771      12,313          13,084           771
                                          -------------  ----------      ----------  ------------
                                             $  150,163    $208,990       $ 359,153      $166,391
                                             ==========    ========       =========      ========


(a) Represents unsecured cash borrowings under short-term lines of credit with interest at alternative rates at Tosco's option.

7.     Long Term Debt


                                                    June 30, 1996                    Dec. 31, 1995
                                           ------------------------------           ---------------
                                       Tosco excluding
                                             Circle K      Circle K     Consolidated
                                                           (Thousands of Dollars)
COLLATERALIZED
     First Mortgage Bonds due 3/15/97 (a) $     100,000                 $     100,000  $    100,000
     First Mortgage Bonds due 3/15/02           200,000                       200,000       200,000
     First Mortgage Bonds due 5/15/03           150,000                       150,000       150,000
     Credit Agreement (b)                                                                    45,000
     Capital Leases (c)                                     $   69,962         69,962
     Real Estate Installment Purchase (d)                       55,779         55,779
     Other                                        4,978            776         5,754          4,807
UNCOLLATERALIZED
      New Credit Agreement (b)                  368,000                       368,000
      7% Notes due 2000                         125,000                       125,000       125,000
      7-5/8% Notes due 2006                     240,000                       240,000
                                           ------------ ---------------   -----------      --------
      Total debt, including current portion   1,187,978        126,517      1,314,495       624,807
      Less: Current installments                    771         12,313         13,084           771
                                           ------------    -----------    -----------     ---------
                Total long-term debt         $1,187,207      $ 114,204     $1,301,411    $  624,036
                                             ==========      =========      =========    ==========


(a) The First Mortgage Bonds due March 15, 1997 are classified as long-term debt because of Tosco's intent and ability to refinance this amount on a long-term basis.

(b) Effective April 8, 1996, Tosco entered into an amended and restated revolving credit agreement expiring in April, 2000 (New Credit Agreement). The
New Credit Agreement provides Tosco with an unsecured $600,000,000 revolving credit facility that is available to Tosco for working capital, and general corporate purposes, including acquisitions (Note 2). Tosco's former $450,000,000 revolving credit agreement was a collateralized loan agreement, expiring in April, 1998, which restricted borrowings to a percentage of a borrowing base.

(c) Circle K leases the majority of its stores and certain other properties and equipment. The store leases generally have initial terms of up to twenty-five years with one to three five-year renewal options. The net book value of assets under capital leases approximated the capital lease obligation.

(d) In 2007, Circle K will receive title to approximately 200 convenience stores which it currently operates in various states. Payments under the agreement have been discounted at 9%.


Utilization of Revolving Credit Facilities

                                                          June 30,        December 31,
                                                           1996                1995
                                                          ------------    ------------
                                                                  (Thousands of Dollars)


       Revolving credit facilities
          Cash borrowings                               $   368,000        $     45,000
          Letters of credit                                  97,462              90,055
                                                          -----------        ------------
           Total utilization                                465,462             135,055
           Availability                                     134,538             314,945
           Total credit line                             $  600,000         $   450,000
                                                         ===========        ===========

     Interest paid was $34,645,000 and $24,386,000 for the first six months of 1996 and 1995, respectively.

8.     Environmental Liabilities

                                                    June 30, 1996                    Dec. 31, 1995
                                               ------------------------------       --------------
                                       Tosco excluding
                                             Circle K      Circle K     Consolidated
                                                           (Thousands of Dollars)


Environmental liabilities                      $ 37,913    $ 47,938 (a)      $ 85,851     $  34,379
Environmental remediation settlement (b)                     11,041            11,041
                                             ------------   ---------       ---------     ---------
                                                $37,913       $ 58,979       $ 96,892     $  34,379
                                                =======       ========       ========     =========


     (a) Long-term portion of environmental remediation costs to remove or mitigate contamination from underground storage tanks (Note 6). Estimated future claims for reimbursements of remediation costs from various state trust fund programs are included in other assets ($27,772,000) and receivables ($10,000,000).

     (b) Settlement agreement with certain state environmental agencies, pursuant to which Circle K agreed to pay for environmental remediation of certain former leased stores. Annual payments ranging from approximately
$3,500,000 to $6,000,000 commence July 1996. The present value of the payments discounted at 9%, is approximately $15,000,000, $4,000,000 of which is included in current liabilities.


     Environmental exposures are difficult to assess and estimate for numerous reasons, including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. Tosco continues to evaluate its liability for environmental costs, net of liabilities transferred pursuant to the settlement of outstanding litigation with the predecessor owners of the Avon Refinery concerning environmental issues. While Tosco believes it has adequately provided for environmental exposures and accruals for trust fund reimbursements, should these matters be resolved unfavorably, they could have a material adverse effect on Tosco's long-term consolidated financial position and results of operations.


9.    Other Liabilities

                                                   June 30, 1996                    Dec. 31, 1995
                                            ------------------------------         -------------
                                       Tosco excluding
                                             Circle K      Circle K     Consolidated
                                                           (Thousands of Dollars)

Tax settlement (a)                      $                  $ 26,728       $  26,728$
Contract liability (b)                                       41,819          41,819
Worker's compensation and
   general liability claims                                  36,102          36,102
Other                                            25,705      25,786          51,491        16,916
                                            -----------  ----------       ---------     ---------
                                             $   25,705    $130,435        $156,140      $ 16,916
                                             ==========    ========        ========      ========


     (a) Tax settlement obligation payable over a six-year term with a balloon payment of $12,041,000 due in 1999. Interest at 8% is payable annually in arrears.

     (b) Contract liability related to certain obligations with a remaining term of approximately twenty years.

10.    CAPITAL STOCK

       Tosco issued 6,492,085 shares of Common Stock in connection with the acquisition of Circle K (Note 2).

       Quarterly dividends of $.16 per common share were paid on June 28, 1996 to shareholders of record on June 18, 1996.

11.    INCOME TAXES

                                                      Three Months            Six Months
                                                      Ended June 30,          Ended June 30,
                                                      1996        1995          1996      1995
                                                      ----        ----          ----      ----
                                                                  (Thousands of Dollars)

          Federal                              $ 27,752    $ 10,678      $   40,651     $   8,191
          State                                   6,864       2,444           9,637         1,914
          Foreign                            (      353)        656     (       373)          791
                                             ---------- -----------     -----------    ----------
          Provision for income taxes           $ 34,263    $ 13,778       $  49,915      $ 10,896
                                               ========    ========       =========      ========

       Cash payments (refunds) of income
                taxes, net                     $ 17,734   $   1,295        $ 16,968     ($  2,451)
                                               ========   =========        ========     =========

12.    COMMITMENTS AND CONTINGENCIES

     Three cases have been filed against Circle K in Idaho state courts which involve former employees who allege discrimination due to their gender and age, one of which has been granted class certification. Circle K denies such allegations. The extent of liability, if any, is unknown.

     There are various other legal proceedings and claims pending against Tosco and Circle K which are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages which in the aggregate would be material to the business or operations of Tosco.

13.    SUBSEQUENT EVENTS

     On July 30, 1996, Tosco announced that if certain conditions are met in advance, it has a potential plan to modernize and reopen its refinery in Trainer, Pennsylvania (Note 2). The plan would include a modernization program of approximately $50,000,000 and a site-wide turnaround of all processing units. The updated refinery would be reconfigured to operate in the 150,000 B/D range. The one-year program will proceed only if a satisfactory agreement with organized labor can be reached promptly and permits from various regulatory agencies are received.

  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in Tosco's Annual Report on Form 10-K for 1995. The Annual Report sets forth Selected Financial Data which, in summary form, reviewed Tosco's results of operations and capitalization over the five-year period 1991-1995. This Management's Discussion and Analysis updates that data.

ACQUISITIONS

     Tosco completed its acquisition of The Circle K Corporation (Circle K) on May 30, 1996. Circle K has approximately 2,500 convenience stores in the U.S., 2,300 of which are company operated. Approximately 1,900 of the Circle
K stores sell gasoline.

     On February 2, 1996, Tosco purchased British Petroleum's U.S. Northeast marketing and refining assets. The assets purchased included an exclusive fifteen-year BP marketing license in the U.S. Northeast and an extension of Tosco's existing BP license in nine Western states. Tosco also acquired a refinery in Trainer, Pennsylvania (which was taken over in a non-operating mode), petroleum terminals and certain other assets. See Note 2 to the Consolidated Financial Statements.


            Results of Operations - Three Months Ended June 30

                                                  Three Months Ended June 30,
                                                   1996            1995
                                                   ----            ----
                                                  (Thousands of Dollars)

Sales (a)                                       $ 2,430,740    $1,904,038
Cost of  sales                                    2,265,495     1,829,540
                                                  ---------     ---------
Operating contribution                              165,245        74,498
Consolidation charge                                 13,500         3,000
Selling, general, and administrative expense         47,867        22,294
Net interest expense                                 19,977        14,702
                                                 ----------  ------------
Pre-tax income                                       83,901        34,502
Provision for income taxes                           34,263        13,778
                                                 ----------  ------------
Net income                                       $   49,638   $    20,724
                                                 ==========   ===========


 (a) The increase in sales is primarily due to Tosco's acquisitions and higher petroleum sales prices.
                              REFINING DATA SUMMARY
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
       (IN THOUSANDS OF BARRELS PER DAY (B/D) EXCEPT FOR REFINING MARGINS)


                                                Avon             Bayway (a)          Ferndale         Consolidated
                                             1996     1995      1996     1995       1996       1995     1996      1995
Crude oil                                   158.6     148.2     230.1    229.2      88.5       81.0     477.2     458.4
Add'l refinery feeds                         15.4      15.3      52.7     65.2        .3         .5      68.4      81.0
                                          ---------- -------- ---------  -------  ---------  ------- --------    -------
       Total charges                        174.0     163.5     282.8    294.4      88.8       81.5     545.6     539.4
                                           ========= ======== =========  =======  ==========  =====    ======    ======

Petroleum products produced:
     Clean Products (b)                     146.2     139.2     232.5    246.0      60.5       55.0     439.2     440.2
     Other finished products                 19.8      21.5      54.8     54.1      25.8       23.6     100.4      99.2
                                          ----------  ------    ------   -------   --------    -----   ------    ------

     Total finished products
        produced                            166.0     160.7      287.3    300.1     86.3       78.6     539.6     539.4
                                            ------    -----     -------  -------   --------   ------   -------   ------

Operating margin per charge
          barrel (c) (d)                 $   9.09   $  5.16   $  3.67    $ 3.04     $ 4.18   $ 2.77     $5.48     $ 4.26
                                          ========== =======  =======   ========   ========  =======   =======    =======


(a) Bayway's margins include the results of hedges designed to lock in a predetermined level of operating margins on a varying percentage of Bayway's production. At June 30, 1996, Tosco had hedged approximately 2% of Bayway's remaining 1996 production.

(b) Clean products are defined as clean transportation fuels (gasoline, diesel, and jet fuel) and heating oil.

(c) Per-charge-barrel operating margin is defined as sales minus cost of sales, excluding refinery operating costs and non-operating items, divided by total refinery charges.

(d) As illustrated by the table, operating margins vary significantly by refinery. This variance is due to a number of reasons including marketing conditions in the principal areas served by the refineries, each refinery's configuration and complexity (ability to convert raw materials into clean products), and maintenance schedules.

     Tosco earned $49.6 million, or $1.23 per fully diluted share, on sales of $2.4 billion for the second quarter of 1996, compared to net income of $20.7 million, or $.55 per fully diluted share, on sales of $1.9 billion for the second quarter of 1995. Results of operations for the second quarter of 1996 include an after-tax charge of $8.1 million ($.20 per share) for the consolidation costs of Tosco's marketing division following the acquisition of Circle K. The costs of consolidation in 1996 include employee severance, office lease termination, and other costs that are not associated with or do not benefit activities that will be continued. See Note 2 to the Consolidated Financial Statements. Results of operations for the second quarter of 1995 included an after-tax charge of $1.8 million related to a major expense reduction program at the Avon Refinery.

     Tosco generated an operating contribution (income before the consolidation charge, selling, general and administrative expense, net interest expense, and income taxes) for the second quarter of 1996 of $165.2 million, an increase of $91.0 million from 1995. The increase was primarily due to good refining margins and the acquisition of Circle K.

     Consolidated margins increased by $1.22 per barrel to $5.48 per barrel due to increases in sales prices, primarily gasoline, which outpaced higher raw material costs. The better margins were due to a variety of factors including reduced supplies resulting from West Cost industry shutdowns of processing units caused by fires and other unscheduled operating difficulties. Higher operating margins were aided by higher production results as total raw material charges increased by 6,200 B/D to a 545,600 B/D. Bayway also improved its operating margins by reducing its throughput ratio of high-cost, partially refined feedstocks to total raw material charges.

     Retail marketing fuel margins averaged $.12 per gallon for the second quarter of 1996 compared to $.09 for the second quarter of 1995 and volume sold increased 45,000 B/D to 115,000 B/D. The increases are primarily due to the May 30th acquisition of Circle K and strong retail margins in June. Merchandise gross profit (defined as merchandise sales less merchandise cost of sales excluding store operating expenses) increased $50 million due to the Circle K acquisition.

      The increase in selling, general, and administrative expense for the second quarter of 1996 is attributable to Tosco's acquisitions and higher levels of incentive compensation due to higher levels of operating income. Interest expense increased in 1996, despite the reduction in interest costs resulting from a receivable transfer agreement, primarily due to higher debt levels related to Tosco's acquisitions.

               Results of Operations - Six Months Ended June 30

                                                    Six Months Ended June 30,
                                                       1996             1995
                                                       ----             ----
                                                      (Thousands of Dollars)

Sales                                               $4,450,763        $3,600,357
Cost of  sales                                       4,202,907         3,493,713
                                                   -----------       -----------
Operating contribution                                 247,856           106,644
Consolidation charge                                    13,500             5,200
Selling, general, and administrative expense            74,937            44,896
Net interest expense                                    35,900            29,201
                                                   -----------     -------------
Pre-tax income                                         123,519            27,347
Provision for income taxes                              49,915            10,896
                                                   -----------      ------------
Net income                                          $   73,604      $     16,451
                                                    ==========      ============

                                                                     REFINING DATA SUMMARY
                                                             SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                        (IN THOUSANDS OF B/D EXCEPT FOR REFINING MARGINS)

                                              AVON (a)             Bayway           Ferndale (a)      CONSOLIDATED
                                             1996     1995      1996     1995       1996       1995     1996     1995

 Crude oil                                  159.2     154.6     228.6    227.8      86.2        68.6     474.0    451.0
    Add'l refinery feeds                     14.9      10.0      51.3     66.5       1.5         1.4      67.7     77.9
                                           --------- -------- ------------------  ---------- -------   -------- --------
       Total charges                        174.1     164.6     279.9    294.3      87.7        70.0     541.7    528.9
                                           ========  ========  ======== ========  =========  =======   ========  ======

Petroleum products produced:
   Clean Products                           141.9      123.3     233.1   246.0      60.9        45.7     435.9    415.0
   Other finished products                   26.6       37.6      52.6    54.1      24.7        22.1     103.9    113.8
                                           ---------   -----     ------  -------    -------   -------   --------  ------

   Total finished products
   produced                                 168.5      160.9      285.7   300.1     85.6        67.8     539.8    528.8
                                          ==========  ======     =======  ======   =========  =======   =======  =======

Operating margin per charge
   barrel                                  $   6.89   $  4.85    $ 3.91   $  2.73   $  3.93    $ 2.58     $4.87    $3.87
                                          ========== ========    ======== =======  =========   ======    ======    ======


(a) Avon's catalytic cracker, the refinery's principal gasoline production unit, and the processing units at the Ferndale Refinery were shutdown for 55 and 33 days, respectively, in the first quarter of 1995 for major scheduled turnaround maintenance.

      Tosco earned $73.6 million, or $1.87 per fully diluted share, on sales of $4.5 billion for the first six months of 1996, compared to $16.5 million, or $.44 per fully diluted share, on sales of $3.6 billion for the first six months of 1995. Results of operations for the first half of 1996 include an after-tax consolidation charge of $8.1 million ($.20 per share). Results of operations for the first half of 1995 include an after-tax restructuring charge of $3.1 million ($.08 per share).

      Tosco generated an operating contribution for the first half of 1996 of $247.9 million, an increase of $141 million from 1995. The increase was attributable to good refining margins, the acquisition of Circle K and Bayway's strong first quarter 1996 performance due to the cold winter weather in the Northeast. Conversely, first quarter 1995 operating contribution was severely impacted by extremely poor refining margins and extensive scheduled turnaround maintenance. Retail marketing fuel margins averaged $.10 per gallon for the first half of 1996 compared to $.09 for the comparable 1995 period. Retail volumes sold also increased by 26,700 B/D to 94,200 B/D due to Tosco's acquisitions.


      The increase in selling, general, and administrative expense for the first six months of 1996 versus the comparable period of 1995 was due to Tosco's expanded operations. The increase in net interest expense for 1996 is primarily due to higher levels of debt due to Tosco's acquisitions.

OUTLOOK

     Results of operations continue to be determined by two factors: the operating efficiency of the refineries and refining and retail marketing margins. The first half of 1996 had no major turnaround activity. Assuming reasonable margins, Tosco presently expects to run its operating refineries at high production levels for the balance of 1996. The favorable refining margins and strong retail margins of the second quarter have continued into the third quarter. However, East Coast refining margins, which deteriorated late in the second quarter, remain weak. Tosco is not able to predict margins due to uncertainties associated with oil markets. In view of uncertain operating margins in highly competitive markets, Tosco is committed to improving its operating results by lowering costs in all areas.

     Tosco's acquisitions of BP's Northeast assets and of Circle K advanced Tosco's goal of becoming a major gasoline retailer. In addition, the Circle K acquisition made Tosco the largest operator of convenience stores in the United States. Tosco expects to achieve significant economies of scale from the Circle K acquisition and enhanced earnings and cash flows.

     Construction on a solvent deasphalting unit (SDA) at the Bayway Refinery is expected to be completed in August 1996. The SDA will process approximately 20,000 B/D of low-value residual fuel to produce feedstock for the catcracker, the world's largest and the refinery's principal gasoline manufacturing unit. The SDA will reduce the amount of high-cost, partially refined feedstocks that Bayway currently purchases from third parties and improve Bayway's margins. In addition, the first of four chartered crude oil tankers will begin deliveries of crude oil in the third quarter. The tankers will transport crude oil from Bayway's leased deep-water terminal in Nova Scotia, Canada or in direct shipments from suppliers and should lower shipping costs and the potential for spills.

     On July 30, 1996, Tosco announced that if certain conditions are met in advance, it has a potential plan to modernize and reopen its refinery in Trainer, Pennsylvania. The plan would include a modernization program of approximately $50 million and a site-wide turnaround of all processing units. The updated refinery would be reconfigured to operate in the 150,000 B/D range. The one-year program will proceed only if a satisfactory agreement with organized labor can be reached promptly and permits are received from various regulatory agencies.

 CASH FLOWS AND LIQUIDITY

       As summarized in the Statement of Cash Flows, cash increased by $25 million during the first six months of 1996 as cash provided by operating and financing activities of $98 million and $530 million, respectively, exceeded cash used in investing of $603 million.

       Cash provided by operating activities of $98 million was from cash earnings from operations of $172 million (net income plus depreciation, amortization, and deferred income taxes) and an increase in other sources of $13 million offset by an increase in working capital of $87 million.

       Net cash used in investing activities totaled $603 million, primarily for the acquisition of Circle K of $413 million, capital additions of $134 million (including $40 million for the BP Northeast refining and marketing assets), increases in deferred charges and other assets of $51 million and increases in short-term investments and deposits of $4 million.

     Cash provided by financing activities totaled $530 million, consisting of proceeds from Tosco's $240 million bond offering, net borrowings under the revolving credit facility of $323 million, partially offset by short-term bank repayments of $20 million, and dividends on common stock and other payments of $13 million.

     Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) decreased by $151 million during 1996 due to a decrease in unused credit facilities of $180 million, partially offset by an increase of $25 million in cash and cash equivalents and $4 million short-term investments and deposits. At June 30, 1996, liquidity totaled $212 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months).

     Tosco has the intent and ability to refinance $100 million of First Mortgage Bonds due March 15, 1997 on a long-term basis.

CAPITAL EXPENDITURES AND CAPITALIZATION

     On February 2, 1996, Tosco completed the purchase of BP's U.S. Northeast marketing and refining assets. On May 30, 1996, Tosco completed its acquisition of Circle K. Other capital expenditures for the first six months of 1996 of $94 million were for budgeted capital projects, primarily at the Avon Refinery and retail outlets. Capital spending programs continue to address the completion of reformulated fuel specifications, compliance with environmental regulations and permits, operating flexibility and reliability, personnel/process safety, and retail expansion and modernization. Due to the acquisition of Circle K, capital spending for retail operations is focused on integrating both operations and enhancing existing retail sites that can be financed from internal cash flows.

       At June 30, 1996, total shareholders' equity was $1.0 billion, an increase from December 31, 1995 of $388 million due to the issuance of approximately 6.5 million shares of Common Stock ($327 million) and net income of $74 million less dividend and other payments of $13 million. Debt, including current maturities and short-term bank borrowings, increased by $670 million to $1.3 billion at June 30, 1996 primarily due to the acquisition of Circle K.

                       TOSCO CORPORATION AND SUBSIDIARIES
                               PART I - EXHIBIT I
                       COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)
                       In Thousands Except Per Share Data

                                      Three Months                   Six Months
                                      Ended June 30,                Ended June 30,
                                    1996       1995                 1996      1995

Net income                          $49,638     $20,724              $73,604   $16,451

Weighted average number of shares
  outstanding during the period       39,290      37,060               38,268    37,055
Stock option equivalents              1,015         465                  923       356
                                     -------    -------              -------    -------
Shares used for computation of
  primary earnings per share         40,305      37,525                39,191   37,411
Additional stock option equivalents      17                               109       37
                                     -------     -------               -------  -------

Shares and equivalents used for
  computation of fully diluted
  earnings per share                  40,322      37,525                39,300  37,448
                                   =========     ========              ======== =======

Earnings per share:

Primary                               $ 1.23      $ 0.55               $  1.88  $ 0.44
                                    ========     ========              ======== ======
Fully diluted                         $ 1.23      $ 0.55               $  1.87  $ 0.44
                                    ========     ========              ======== ======

                           PART II. OTHER INFORMATION


 Item 1. Legal Proceedings

     On July 19, 1996 the United States Court of Appeals for the Eighth Circuit issued its decision in the case of Lion Oil Company v. Tosco Corporation (United States Court of Appeals for the Eighth Circuit, Case No. 95-3270) upholding the District Court's decision granting Tosco's Motion for Judgement on the Pleading and dismissing Lion Oil Company's complaint with prejudice. The Circuit Court affirmed the lower court's finding that Tosco was not liable to Lion Oil for investigation and remediation of alleged environmental contamination of a refinery located in El Dorado, Arkansas, formerly owned by Tosco and sold to Lion Oil in 1985.

     A number of cases were filed by former employees against Circle K Corporation, now a Tosco subsidiary, in Idaho state court alleging discrimination and termination due to gender and age. (Vernita Bunch and Helen Lewis v. Circle K Corporation, District Court for the Sixth Judicial District of the State of Idaho, Case No. CV OC 95-50466, Rhonda Terrell v. Circle K Corporation, District Court for the Fourth Judicial District of the State of Idaho, Case No, CV OC 95-00930D and Constance Clark, et al. v. Circle K Corporation, District Court for the Fourth Judicial District of the State of Idaho, Case No. CV OC 96-01115D). The Clark case has been certified as a class action. The extent of liability, if any, is unknown. Discovery is in progress in all cases.

Item 2.  Changes in the Rights of Security Holders

     On May 30, 1996 Tosco issued 6,492,085 shares of Common Stock in connection with the acquisition of Circle K. In addition, Tosco issued $240,000,000 of 7 5/8% senior unsecured notes due 2006 as part of the Circle K acquisition.

Item 4.  Submission of Matters to Vote of Security Holders

     On May 16, 1996 an Annual Meeting of the Stockholders was held. The table below briefly describes the proposals and the results of the shareholder vote.

Election of Directors

Names                 Votes For      Withhold Authority

Jefferson F. Allen     31,781,198          48,698
Joseph B. Carr         31,721,630         108,266
Patrick M. DeBarros    31,781,074          48,882
Houston I. Flournoy    31,745,452          84,444
Clarence G. Frame      31,752,835          77,061
Edmund A. Hajim        31,780,773          49,123
Joseph P. Ingrassia    31,744,010          85,886
Charles J. Luellen     31,776,932          52,964
Thomas D. O'Malley     31,779,646          50,250

Ratification and approval                  Votes For   Votes Against  Abstain
of appointment of Coopers & Lybrand
as independent accountants                 31,796,034      16,492      17,370

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

        11.  Computation of Earnings Per Share (See Part I, Exhibit I).

b.  Reports on Form 8-K

     A Report on Form 8-K dated April 25, 1996 was filed relating to the merger of a wholly-owned subsidiary of Tosco with and into the Circle K Corporation by merger pursuant to an Agreement and Plan of Merger dated February 16, 1996. This Form 8-K reported the following financial statements under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits:

         1. Audited consolidated financial statements of the Circle K Corporation and subsidiaries ("Circle K") as of April 30, 1995 and 1994, and for the year ended
            April 30, 1995 and for the period July 27, 1993 (date of inception), to April 30, 1994, and the consolidated statements of operations, stockholders' equity and cash flows of Circle K's predecessor and its subsidiaries for the period May 1, 1993 to July 26, 1993 and for the year ended April 30, 1993.

         2. Unaudited consolidated financial statements of Circle
            K as of January 31, 1996 and for the nine months ended January 31, 1996 and January 31, 1995.

         3. Tosco Corporation and Circle K pro forma combined financial statements (unaudited), consisting of pro forma combined balance sheet as of December 31, 1995 and pro forma combined statement of income for the year ended December 31, 1995.

     A Report on Form 8-K dated June 12, 1996 was filed relating to the completion of Tosco's transaction for the Circle K Corporation pursuant to an Agreement and Plan of Merger dated February 16, 1996 (Reported as Item 2. Acquisition or Disposition of Assets). This Form 8-K also reported the following information under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits:

Financial Statements

     The financial statements of Circle K are incorporated herein by reference to Tosco's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1996.

Pro Forma Financial Information

     It is impracticable to file with this Report the pro forma financial information required to be filed in connection with the Merger pursuant to
Article 11 of Regulation S-X. Such pro forma financial information will be filed by amendment as soon as practicable and not later than 60 days after this Report must be filed. The pro forma financial information was subsequently filed on August 12, 1996 on a Form 8-K/A amending such Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TOSCO CORPORATION
                                             (Registrant)


Date:  August 14, 1996                     By:/S/ JEFFERSON F. ALLEN
                                           --------------------------
                                                (Jefferson F. Allen)
                                                 Executive Vice President
                                                 and Chief Financial Officer


                                           By:/S/ ROBERT I. SANTO
                                           ----------------------
                                                  (Robert I. Santo)
                                                  Chief Accounting Officer