Form 10-Q
period 1996-09-30
TOSCO CORP
filed 1996-11-14
CIK 74091

FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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
                            X   Yes      No
                          ----      ----

Registrant's Common Stock outstanding at October 31, 1996 was 43,639,886 shares.

                TOSCO CORPORATION AND SUBSIDIARIES

            Index to Financial Statements and Exhibits
   Filed with the Quarterly Report of the Company on Form 10-Q
      For the Three and Nine Months Ended September 30, 1996


                                                      Page(s)

Part I.    Financial Information
       Consolidated Balance Sheets                       3

       Consolidated Statements of Income                 4

       Consolidated Statements of Cash Flows             5

       Notes to Consolidated Financial Statements        6-10

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations              11-15

       Exhibit I - Computation of Earnings Per Share     16

Part II.             Other Information                   17

The financial statements listed in Part I above reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Management, necessary to a fair presentation of financial position and results of operations. Such financial statements are presented in accordance with the Securities and Exchange Commission's disclosure requirements for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements (from which the year-end balance sheet presented herein was derived) and the Notes to Consolidated Financial Statements filed with the Commission in Tosco's 1995 Annual Report on Form 10-K.


TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Thousands of Dollars


                                                                    September 30,    December 31,
ASSETS                                                              1996              1995
                                                                    (Unaudited)
Current assets
   Cash and cash equivalents                                          $ 52,365        $ 19,148
   Short-term investments and deposits                                  34,517          29,125
   Trade accounts receivable, less allowance for uncollectibles
       of $9,416,000 (1996) and $8,523,000 (1995)                      272,908         296,768
   Inventories                                                         686,199         489,479
   Prepaid expenses and other current assets                            48,372          42,363
   Deferred income taxes                                                30,517           4,558
                                                                     ---------         --------
            Total current assets                                     1,124,878         881,441

Property, plant and equipment, net                                   1,696,693         961,418
Deferred turnarounds                                                    66,996          82,249
Intangibles (primarily tradenames)                                     608,775          38,731
Other deferred charges and assets                                      131,730          39,332
                                                                  ------------      -----------
            Total assets                                          $  3,629,072      $2,003,171
                                                                  =============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                              $     599,544    $    503,900
   Accrued expenses and other liabilities                              365,460         166,391
                                                                 -------------        ---------
            Total current liabilities                                  965,004         670,291

Revolver debt                                                          360,000          45,000
Long-term debt                                                         930,827         579,036
Environmental cost liability                                            90,680          34,379
Other liabilities                                                      153,187          16,916
Deferred income taxes                                                   80,285          30,439

Shareholders' equity:
     Common Stock - $.75 par value, 50,000,000 shares authorized,
        46,168,861 (1996) and  39,613,950 (1995) shares issued          34,626          29,714
     Capital in excess of par value                                    963,635         640,306
     Retained earnings                                                 124,098          27,903
     Treasury stock, at cost                                           (73,270)        (70,813)
                                                                     ----------       ---------
            Total shareholders' equity                               1,049,089         627,110
                                                                     ----------       ---------
            Total liabilities and shareholders' equity            $  3,629,072     $ 2,003,171
                                                                  =============    ============

       The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                   Thousands of Dollars Except Per Share Data


                                                       Three Months              Nine Months
                                                  Ended September 30,         Ended September 30,
                                                  1996          1995           1996           1995

Sales                                           $ 2,709,388    $ 1,816,846     $ 7,160,151    $ 5,417,203
                                                -----------   ------------     -----------    -----------
Cost of sales                                     2,538,718      1,734,096       6,741,605      5,227,809
Consolidation charge                                  -                             13,500          5,200
Selling, general and administrative                  72,281         24,879         147,218         69,775
Interest expense                                     27,157         14,586          64,764         45,525
Interest income                                      (1,079)          (903)         (2,766)        (2,641)
                                                ------------  -------------    ------------   ------------
                                                  2,637,077      1,772,658       6,964,321     5,345,668
                                                ------------  -------------    ------------   ------------
Income before provision for income                   72,311         44,188         195,830        71,535

Provision for income taxes                           29,818         17,344          79,733        28,240
                                                ------------  -------------    ------------   -----------
Net income                                       $   42,493   $     26,844       $ 116,097    $   43,295
                                               =============  ============     ============   ===========

Income per common and common equivalent share:

          Primary                               $      0.95   $       0.72       $    2.86       $  1.16
                                               =============  ============     ============   ===========
          Fully diluted                         $      0.95   $       0.71       $    2.84       $  1.15
                                               =============  ============     ============   ==========

Dividends per common share                      $      0.16   $       0.16       $    0.48       $  0.48
                                               =============  ============     ============   ==========

The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              Thousands of Dollars

                                                                              Nine Months
                                                                              Ended September 30,
                                                                               1996            1995

Cash flows from operating activities:
   Net income                                                                 $116,097         $43,295
     Adjustments to arrive at net cash provided by operating activities:
          Depreciation                                                          81,144          45,415
          Amortization of deferred items and intangibles                        49,934          34,735
          Deferred income taxes                                                 23,887           8,901
    (Increase) decrease:
          Trade accounts receivable (Note 3)                                    73,681         110,084
           Inventories                                                         (43,128)        (76,082)
           Prepaid expenses and other current assets                             7,097           1,912
    Increase (decrease):
           Accounts payable and accrued liabilities                           (128,499)        116,011
    Other                                                                        4,348           6,755
                                                                              ---------        --------
           Net cash provided by operating activities                           184,561         291,026
                                                                              ---------        ---------
Cash flows from investing activities:
  Acquisition of Circle K, excluding cash - $740,268,000, net of
    issuance of Common Stock - $327,039,000 (Note 2)                          (413,229)
  Purchase of property, plant and equipment, net                              (184,359)       (133,323)
     Increase in deferred turnarounds, charges and other assets                (57,820)        (58,539)
    Net change in short-term investments and deposits                           (5,392)          1,546
                                                                              ----------      ---------
          Net cash used in investing activities                               (660,800)       (190,316)

Cash flows from financing activities:
     Proceeds from bond offering                                               240,000         125,000
     Borrowings (repayments) under revolver, net                               315,000        (179,000)
     Short-term bank repayments                                                (20,000)        (41,500)
     Dividends on Preferred and Common Stock                                   (19,902)        (17,789)
     Other                                                                      (5,642)         (1,513)
                                                                              ---------       ---------
           Net cash provided by (used in) financing activities                 509,456        (114,802)
                                                                              ---------       ---------

Net increase (decrease) in cash and cash equivalents                            33,217         (14,092)
Cash and cash equivalents at beginning of period                                19,148          23,793
                                                                               ---------      ----------
Cash and cash equivalents at end of period                                     $52,365          $9,701
                                                                               ==========     =========

The accompanying notes are an integral part of these financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Information with respect to the three and nine months
                ended September 30, 1996 and 1995 is unaudited.

1. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Tosco Corporation and its wholly owned subsidiaries (Tosco), including The Circle K Corporation (Circle K) acquired on May 30, 1996 (Note 2). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities, reported results of operations, and disclosures of contingent assets and liabilities.

Nature of Business

    Tosco is one of the largest independent refiners and marketers of petroleum products in the United States. Tosco has extensive distribution facilities and engages in related commercial activities throughout the United States and internationally. With the acquisition of Circle K, Tosco is the nation's largest retailer of company-operated convenience stores.

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

     Tosco purchased director and officer liability insurance coverage from its wholly owned subsidiary with limits of liability coverage of $14,100,000 at September 30, 1996. Approximately this amount of the subsidiary's assets is restricted to payment of defense costs and claims made against the directors and officers of Tosco.

Inventories

     Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is primarily used to determine cost for raw materials and refined petroleum products. Prior to its acquisition of Circle K (see Note
2), Tosco operated 130 retail outlets. The fuel inventories at these outlets had been accounted for under the LIFO method. Circle K operates 2,400 retail outlets and has used the first-in, first-out (FIFO) method of accounting for retail inventories. Because of the insignificance of the Tosco's prior retail inventories compared to the inventories of the newly acquired retail operations, Tosco believes it is appropriate, in the third quarter of 1996, to change its method of accounting to that used by the predominate portion of its present retail operations. The change does not have a significant impact on the results of operations for 1995 or 1996, nor is it anticipated that it will have a material effect on future periods. Prior to this change, Tosco's inventory costs would not have differed significantly under the two methods and, therefore, prior periods have not been restated.

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

Self - Insurance

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

2.  Acquisitions

Circle K Acquisition

     Tosco completed its acquisition of Circle K on May 30, 1996 (Merger Date). Circle K has approximately 2,500 convenience stores in the United States, 2,300 of which are company operated and 200 are franchised. Approximately 1,900 of the Circle K stores sell gasoline. The total consideration for the acquisition consisted of $451 million of cash, 6,492,085 shares of Tosco Common Stock, and certain other costs. The cash portion of the acquisition was financed by the issuance of $240 million of 7 5/8% senior uncollateralized notes due May 15, 2006 and borrowings under Tosco's revolving credit facilities.

     The acquisition has been accounted for as a purchase. Accordingly, Circle K's assets and liabilities are included in the accompanying balance sheet at values based upon a preliminary allocation of the purchase price. The allocation is expected to be finalized by the end of 1996 based upon appraisals and other evaluations currently in progress.

The preliminary allocation of the purchase price is summarized below:

                                           May 30, 1996
                                         (Thousands of Dollars)

      Cash                                 $ 41,465
      Other current assets                  245,032
      Property, plant, and equipment        631,760
      Other long-term assets                 85,375
      Intangibles, principally tradenames   555,401
      Current liabilities                 ( 443,740)
      Long-term debt (a)                  ( 114,356)
      Other non-current liabilities       ( 219,204)
                                         ------------
              Total                     $   781,733
                                        ==============


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

The consolidated results of operations of Tosco include the operations of Circle K from the Merger Date. Unaudited pro-forma results of operations of Tosco, assuming the acquisition had occurred on January 1, 1995 are as follows:

                             Pro-Forma Nine Months       Pro-Forma Year
                           Ended Sept 30, 1996       Ended December 31, 1995
                                  (Thousands of Dollars)

Sales                        $8,461,052 (a)           $10,298,582
                             -------------            ------------

Net income from
    continuing operations    $  127,561 (a)           $    80,768
                             --------------           ------------

Earnings per share:
   Primary                       $  2.86 (a)              $  1.84
                                 --------             ------------

   Fully diluted                 $  2.85 (a)              $  1.83
                                 ----------           ------------

(a) The pro-forma financial information excludes the pre-tax charge of $13,500,000 ($8,100,000 after-tax, $.20 per share), recorded in 1996, for the consolidation of Tosco's marketing division following the acquisition of Circle
K. The costs of consolidation include employee severance, office lease termination and other costs that are not associated with or do not benefit activities that will be continued.

The pro-forma financial information is presented for informational purposes only and does not reflect the improvement in operating contribution anticipated from the merger or the possible reduction in operating and administrative costs expected from the consolidation of operations. Accordingly, it is not necessarily indicative of the operating results that would have occurred had the acquisition of Circle K been consummated as of January 1, 1995 nor are they necessarily indicative of future operating results.

Northeast marketing and refining assets

     On February 2, 1996, Tosco completed the purchase of the U.S. Northeast marketing and refining assets from British Petroleum (BP) for $59,000,000, excluding inventories. Under the purchase agreement, Tosco obtained an exclusive license valid for fifteen years, with various renewal options, to market retail gasoline and diesel fuels under the BP brand in the U.S. Northeast. The purchase included the 190,000 B/D Trainer Refinery near Philadelphia (which was taken over in a non-operating mode), petroleum product terminals and certain associated pipeline interests. In May 1996, Tosco sold 3 of the terminals acquired which were surplus to Tosco's needs. Other acquired assets may be sold. BP retains environmental obligations relating to the Trainer Refinery and other properties included in the sale.

     In September 1996, Tosco announced it has conditionally approved a plan to modernize and reopen the Trainer Refinery. The plan includes a modernization program of approximately $50,000,000 and a site-wide turnaround of all processing units. The updated refinery would be reconfigured to operate in the 150,000 B/D range. The necessary satisfactory agreement has been reached with organized labor and, assuming that required permits from various regulatory agencies are obtained, the refinery is expected to restart by mid-1997. The final allocation of the purchase price will be determined by the end of 1996.

3.  Accounts Receivable

    In June 1995, Tosco entered into a three-year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (Receivable Transfer Agreement). The agreement was amended in May 1996 to increase the program to $175,000,000. As of September 30, 1996 and December 31, 1995 approximately $174,300,000 and $99,800,000, respectively, of receivables had been sold.

4.  Inventories
                                            Sept. 30,   December 31,
                                             1996           1995
                                            --------    -----------
                                            (Thousands of Dollars)

    Raw materials (a)                      $217,918       $223,795
    Intermediates  (a)                       27,080         18,147
    Refined petroleum products (a)          290,641        242,558
    Retail merchandise                      111,193          2,851
    Retail gasoline/diesel                   37,223          2,128
    Retail other                              2,144
                                           ----------    ------------
                                           $686,199       $489,479
                                           ==========    ============
(a) The excess of replacement cost over the value of inventories based upon the LIFO method was $158,180,000 and $43,304,000 at September 30, 1996 and December 31, 1995, respectively.

5.  Utilization of Revolving Credit Facilities

                                                 Sept. 30,     December 31,
                                                 1996              1995
                                                 (Thousands of Dollars)
    Revolving credit facilities
       Cash borrowings                          $  360,000     $  45,000
       Letters of credit                           108,707        90,055
                                                ----------     ----------
       Total utilization                           468,707       135,055
       Availability                                131,293       314,945
                                                ----------     ----------
       Total credit line                        $  600,000     $ 450,000
                                               ===========   =============


     Interest paid was $63,780,000 and $50,075,000 for the first nine months of 1996 and 1995, respectively.


6.  Income Taxes
                                          Three Months           Nine Months
                                          Ended Sept 30,       Ended Sept 30,
                                         1996      1995       1996    1995
                                             (Thousands of Dollars)

          Federal                        $ 24,152  $15,039    $ 64,804  $ 23,230
          State                             5,072    3,093      14,708     5,007
          Foreign                             594     (788)        221         3
                                        ---------- -------   --------  --------
          Provision for income taxes    $ 29,818   $17,344   $ 79,733   $ 28,240
                                        =========  =======  ========= =========

    Cash payments (refunds) of income
                taxes, net              $ 24,373   $ 1,523   $41,372   ($  928)
                                       ==========  =======  ========= =========

7.  Commitments and Contingencies

     Three cases were filed against Circle K in Idaho state courts which involved former employees who alleged discrimination due to their gender and age. Two of the cases were recently settled. The third case has been granted class certification. Circle K denies such allegation. Discovery is proceeding. The extent of liability, if any, is unknown.

    There are various other legal proceedings and claims pending against Tosco and Circle K that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages that in the aggregate would be material to the business or operations of Tosco.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

INTRODUCTION

      Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in Tosco's Annual Report on Form 10-K for 1995. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five-year period 1991-1995. This Management's Discussion and Analysis updates that data.

ACQUISITIONS

     On February 2, 1996, Tosco purchased British Petroleum's U.S. Northeast marketing and refining assets. On May 30, 1996 Tosco completed its acquisition of the Circle K Corporation (Circle K). See Note 2 to the Consolidated Financial Statements.


RESULTS OF  OPERATIONS  - THREE MONTHS  ENDED  SEPTEMBER  30,
1996


                                 THREE MONTHS ENDED SEPTEMBER 30,
                                    1996             1995
                                      (Thousands of Dollars)
Sales (a)                         $ 2,709,388      $ 1,816,846
Cost of sales                       2,538,718        1,734,096
                                  -----------      ------------
Operating contribution                170,670           82,750
Selling, general, and
  administrative expense               72,281           24,879
Net interest expense                   26,078           13,683
                                  -----------      ------------
Pre-tax income                         72,311           44,188
Provision for income taxes             29,818           17,344
                                  -----------      ------------
Net income                       $     42,493     $     26,844
                                =============    ==============


Fully-diluted earnings per share (b)  $ 0.95      $       0.71
                                     ========    ==============

 (a) The increase in sales is primarily due to Tosco's acquisitions and higher petroleum sales prices. Higher petroleum sales prices are primarily attributable to higher crude oil costs.

(b) Earnings per share for 1996 reflects the increase in shares issued in connection with the acquisition of Circle K.

                                 REFINING DATA SUMMARY
                     THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (IN THOUSANDS OF BARRELS PER DAY (B/D)
                               EXCEPT FOR REFINING MARGINS)

                                     AVON              BAYWAY (a)       FERNDALE     CONSOLIDATED
                                1996   1995         1996    1995      1996    1995   1996  1995

Crude oil                       163.7  153.7        222.0    239.9    89.4     91.4  475.1   485.0
Add'l refinery feeds             23.9   20.8         46.3     43.9     1.0       .1   71.2    64.8
                                 ----  ----          ----     ----     ---     ----   ----    ----
   Total charges                187.6  174.5        268.3    283.8    90.4     91.5  546.3   549.8
                               ====== ========      =====    ======  =====    =====  =====   =====
Petroleum products
produced:
     Clean products (b)        156.8   150.0        223.2    227.3    62.2    62.4    442.2  439.7
     Other finished products    29.5    23.1         48.5     60.4    26.1    27.8    104.1  111.3
                            ---------  ----          ----     ----    ----   -----   -----  ------

     Total finished products
       produced               186.3    173.1        271.7    287.7    88.3    90.2   546.3  551.0
                           =========   =====        =====    ====    =====   =====  ======  =====

Operating margin per charge
          barrel (c) (d)    $  7.60   $ 5.68       $ 2.89   $ 2.93  $ 3.49  $ 2.99   $ 4.60  $ 3.81
                           =========   ====         =====    =====    ====  ======   ======  ======

(a) Bayway's margins include the results of hedges designed to lock in a predetermined level of operating margins on a varying percentage of Bayway's production. At September 30, 1996, Tosco had hedged approximately 5% of
    Bayway's remaining 1996 production.

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


    Tosco earned $42.5 million, or $.95 per fully diluted share, on sales of $2.7 billion for the third quarter of 1996, compared to net income of $26.8 million, or $.71 per fully diluted share, on sales of $1.8 billion for the third quarter of 1995.

    Tosco generated an operating contribution (income before selling, general and administrative expense, net interest expense, and income taxes) for the third quarter of 1996 of $170.7 million, an increase of $87.9 million from 1995. The increase was primarily due to good refining margins and the acquisition of Circle K.

     Consolidated margins increased by $ .79 per barrel to $4.60 per barrel due to better West Coast margins for most of the third quarter. Margins deteriorated late in the third quarter. Higher operating margins were aided by improvements in clean product production which increased by 2,500 B/D to 442,200 B/D despite a reduction of total throughput charges.

     Retail marketing fuel margins averaged $.14 per gallon for the third quarter of 1996 compared to $.12 for the third quarter of 1995 and volumes sold increased by 408 million gallons to 684 million gallons. The increase in margins reflects the strong retail margins achieved through most of the third quarter particulary through the now higher percentage of retail sales from company operated stores. The increase in volumes sold is due to the May 30th acquisition of Circle K. Margins achieved from company operated stores are typically higher than margins on sales to the dealer/jobber class of trade. Merchandise gross profit (defined as merchandise sales less merchandise cost of sales excluding store operating expenses) increased by $152 million due to the Circle K acquisition.

     The increase in selling, general, and administrative expense for the third quarter of 1996 is attributable to Tosco's acquisitions and higher levels of incentive compensation due to higher levels of operating income. Interest expense increased in 1996 primarily due to higher debt levels related to Tosco's acquisitions. See Notes 2 and 3 to the Consolidated Financial Statements.


RESULTS OF  OPERATIONS  - NINE  MONTHS  ENDED  SEPTEMBER  30, 1996


                                                   SEPTEMBER 30,
                                                  1996     1995
                                              (Thousands of Dollars)

Sales                                         $ 7,160,151   $ 5,417,203
Cost of sales                                   6,741,605     5,227,809
                                              -----------   -----------
Operating contribution                            418,546       189,394
Consolidation charge                               13,500         5,200
Selling, general, and administrative expense      147,218        69,775
Net interest expense                               61,998        42,884
                                              -----------   -----------
Pre-tax income                                    195,830        71,535
Provision for income taxes                         79,733        28,240
                                              -----------   -----------
Net income                                    $   116,097   $    43,295
                                              ===========  ============

Fully-diluted earnings per share              $     2.84    $      1.15
                                             ============   ============


                                  REFINING DATA SUMMARY
                       NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                         (IN THOUSANDS OF B/D EXCEPT FOR REFINING
                                         MARGINS)

                                     AVON (a)         BAYWAY         FERNDALE (a)       CONSOLIDATED
                                  1996    1995      1996    1995      1996    1995      1996     1995
                                  ----    ----      ----    ----       ----   ----     ----      ----
Crude oil                        160.7    154.5     226.4   231.9     87.3    76.3     474.4    462.7
Add'l refinery feeds              17.6     13.4      49.6    58.8      1.3     1.2      68.5     73.4
                                  ----     ----      ----    ----      ---     ---      ----     ----
  Total charges                  178.3    167.9     276.0   290.7     88.6    77.5     542.9    536.1
                                ======   =======   ======  ======    =====   ======    =====   ======
Petroleum products produced:
     Clean products              146.5    132.4     229.8   239.7     61.4    51.3     437.7    423.4
     Other finished products      29.8     32.8      51.2    56.1     25.3    24.0     106.3    112.9
                               ---------- ----   ---------- ----   --------- ------   -------  ------

     Total finished products
           produced             176.3    165.2      281.0   295.8     86.7    75.3     544.0    536.3
                               =======  =======  =========  =====  ========= ======   =======  ======
Operating margin per charge
           barrel              $ 7.15   $ 5.14   $ 3.68    $ 2.80   $ 3.79  $ 2.75    $ 4.84   $ 3.53
                            ==========   ====    =====      ====     ====   ======    ======   ======


(a)Avon's catalytic cracker, the refinery's principal gasoline production unit, and the processing units at the Ferndale Refinery were shut down for 55 and 33 days, respectively, in the first quarter of 1995 for major scheduled turnaround maintenance.

     Tosco earned $116.1 million, or $2.84 per fully diluted share, on sales of $7.2 billion for the first nine months of 1996, compared to $43.3 million, or $1.15 per fully diluted share, on sales of $5.4 billion for the first nine months of 1995. Results of operations for 1996 include a consolidation charge of $13.5 million ($8.1 million after-tax, $.20 per share) for the consolidation of Tosco's marketing division following the completion of the acquisition of Circle
K. Results of operations for 1995 include an after-tax restructuring charge of $5.2 million ($3.1 million after tax, $.08 per share) related to a major expense reduction program at the Avon Refinery.

    Tosco generated an operating contribution for the first nine months of 1996 of $418.5 million, an increase of $229.1 million from 1995. The increase was attributable to good refining margins, the acquisition of Circle K and Bayway's strong first quarter 1996 performance due to the cold winter weather in the Northeast. Conversely, first quarter 1995 operating contribution was severely impacted by extremely poor refining margins and extensive scheduled turnaround maintenance. Retail marketing fuel margins averaged $.12 per gallon for 1996 compared to $.10 for the comparable 1995 period. Retail volumes sold for the nine month period also increased by 610 million gallons to 1.4 billion gallons due to Tosco's acquisitions.

    The increase in selling, general, and administrative expense for the first nine months of 1996 versus the comparable period of 1995 was due to Tosco's expanded operations. The increase in net interest expense for 1996 is primarily due to higher levels of debt due to Tosco's acquisitions.

OUTLOOK

    Results of operations continue to be determined by two factors: the operating efficiency of the refineries and refining and retail marketing margins. Tosco's refineries have had no major turnaround activity in 1996. Assuming reasonable margins, Tosco presently expects to run its operating refineries at high production levels for the balance of 1996. The favorable refining margins and strong retail margins achieved through most of the third quarter deteriorated late in the quarter driven by continuing increases in crude oil prices. These poor margins have continued into the fourth quarter. Tosco is not able to predict the level or direction of margins for the balance of the fourth quarter due to uncertainties associated with oil markets. In view of uncertain operating margins in highly competitive markets, Tosco is committed to improving its operating results by lowering costs in all areas.

     Tosco's acquisitions of BP's Northeast assets and of Circle K advanced Tosco's goal of becoming a major gasoline retailer. In addition, the Circle K acquisition made Tosco the largest retailer of company-operated convenience stores in the United States. Tosco expects to achieve significant economies of scale and enhanced earnings and cash flows from the Circle K acquisition. Tosco continues to look for opportunities to add to its existing refining and marketing assets under the right conditions.

     Construction of a solvent deasphalting unit (SDA) at the Bayway Refinery was completed in August 1996. The SDA will process approximately 20,000 B/D of low-value residual fuel to produce feedstock for the cat cracker, the refinery's principal gasoline manufacturing unit. The SDA will reduce the amount of high-cost, partially refined feedstocks that Bayway purchases from third parties which should improve Bayway's margins. In addition, the first of four chartered crude oil tankers began deliveries of crude oil in the third quarter. The tankers will transport crude oil from Bayway's leased deep-water terminal in Nova Scotia, Canada or in direct shipments from suppliers and should provide competitive shipping costs and reduce the potential for spills.

     In September 1996, Tosco announced that it has conditionally approved a plan to modernize and reopen the Trainer Refinery. The plan includes a modernization program of approximately $50 million and a site-wide turnaround of all processing units. The updated refinery would be reconfigured to operate in the 150,000 B/D range (lower throughput rates than under previous management). Assuming that required permits from various regulatory agencies are obtained, the refinery is expected to restart by mid-1997. Tosco expects the Trainer Refinery as reconfigured, to be competitive in its marketplace, with cash operating costs below $2.00 per barrel.

CASH FLOWS AND LIQUIDITY

    As summarized in the Statement of Cash Flows, cash increased by $33 million during the first nine months of 1996 as cash provided by operating and financing activities of $185 million and $509 million, respectively, exceeded cash used in investing of $661 million.

    Cash provided by operating activities of $185 million was from cash earnings from operations of $271 million (net income plus depreciation, amortization, and deferred income taxes) and other sources of $4 million offset by an increase in working capital of $90 million. The increase in working capital, net of proceeds from Tosco's expanded Receivable Transfer Agreement, is attributable to Tosco's acquisitions.

      Cash provided by financing activities, primarily for the acquisition of Circle K, totaled $509 million, consisting of proceeds from Tosco's $240 million bond offering, net borrowings under the revolving credit facility of $315 million, partially offset by short-term bank repayments of $20 million, dividends on common stock and other payments of $26 million.

    Net cash used in investing activities of $661 million was for the acquisition of Circle K ($413 million), capital additions of $185 million (including $40 million for the BP Northeast refining and marketing assets), increases in deferred charges and other assets of $58 million and increases in short-term investments and deposits of $5 million.

     Liquidity (as measured by cash, short-term investments and deposits and unused credit facilities) decreased by $145 million during 1996 due to a decrease in unused credit facilities of $230 million, partially offset by an increase of $33 million in cash and cash equivalents and $6 million short-term investments and deposits. Effective April 8,1996, Tosco's revolving credit agreement was amended to provide an unsecured $600 million revolving credit facility. Tosco's former $450 million credit facility restricted borrowings to a percentage of a borrowing base. At September 30, 1996, liquidity totaled $218 million (an amount which Tosco believes is adequate to meet its expected liquidity demands for at least the next twelve months).

     Tosco has the intent and ability to refinance $100 million of First Mortgage Bonds due March 15, 1997 on a long-term basis.

CAPITAL EXPENDITURES AND CAPITALIZATION

    On February 2, 1996, Tosco completed the purchase of BP's U.S. Northeast marketing and refining assets. On May 30, 1996, Tosco completed its acquisition of Circle K. Other capital expenditures for 1996 of $145 million were for budgeted capital projects, primarily at the Avon and Bayway Refineries and retail outlets. Refinery capital spending programs were for the completion of projects to meet reformulated fuel specifications, compliance with environmental regulations and permits, personnel/process safety, and operating flexibility and reliability (including projects to tie into the SDA unit at Bayway). Retail capital spending was primarily focused on expansion and modernization of company stores. Due to the acquisition of Circle K, future retail capital spending will be focused on integrating operations and enhancing existing retail sites that can be financed from internal cash flows.

     The quarterly dividend rate for Tosco's $.75 par value Common Stock will be increased from $0.16 to $0.17 per share beginning with the fourth quarter of 1996. The decision to raise the dividend after two years of regular $0.16 per share quarterly share reflects the Board of Directors' satisfaction with Tosco's growth and development over the past few years and their confidence in the future.

    At September 30, 1996, total shareholders' equity was $1.0 billion, an increase from December 31, 1995 of $422 million due to the issuance of approximately 6.5 million shares of Common Stock ($327 million) and net income of $116 million less dividend and other payments of $21 million. Debt, including current maturities and short-term borrowings, increased by $659 million to $1.3 billion at September 30, 1996 primarily due to the acquisition of Circle K.


                       TOSCO CORPORATION AND SUBSIDIARIES
                               PART I - EXHIBIT I
                       COMPUTATION OF EARNINGS PER SHARE
                                  (Unaudited)
                       In Thousands Except Per Share Data

                                                     Three Months      Nine Months
                                                Ended September 30    Ended September 30,
                                              1996          1995       1996        1995
Net income                                   $ 42,493      $ 26,844    $ 116,097   $43,295
                                             ========     ==========   ==========  =======
Weighted average number of shares
    outstanding during the period              43,617        37,065       39,732    37,058
Stock option equivalents                          992           413          926       371
                                            ---------      --------     --------   --------
Shares used for computation of primary
    earnings per share                         44,609       37,478        40,658    37,429
Additional stock option equivalents               116          101           182       143
                                           ----------      --------     --------   -------
Shares and equivalents used for computation
  of fully diluted earnings per share          44,725       37,579        40,840    37,572
                                           ==========      ========     ========   =======


Earnings per share:

    Primary                                   $ 0.95        $ 0.72        $ 2.86    $ 1.16
                                           =========       ========     ========   =======
    Fully diluted                             $ 0.95        $ 0.71        $ 2.84    $ 1.15
                                           =========       ========     ========   =======

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Two lawsuits and several unfair labor practice charges had been filed with the National Labor Relations Board (NLRB) against Tosco and/or its subsidiaries either by the labor union that represented BP's former employees or former BP employees at the Marcus Hook refinery near Philadelphia, Pennsylvania that was purchase by a subsidiary of Tosco from BP on February 2, 1996. The labor union has agreed to withdraw the NLRB charges, Tosco Corporation (NLRB Case Nos. 4-CA-24570, 4-CA-24755 and 4-CA-24771-2) and has dismissed the case of Oil, Chemical & Atomic Workers International Union, et al v. Tosco (United States District Court, Eastern District Of Pennsylvania, Case No. 96-CV-1712). The union has agreed to cause the plaintiffs in the case of Stefano v. Marcus Hook Refining, et, al, (Court of Common Pleas for Delaware County, Case No. 96-1187) to dismiss this matter. See 10-Q first quarter 1996.

     Two cases filed by former employees against Circle K Corporation, now a Tosco subsidiary, in Idaho state court alleging discrimination and termination due to gender and age have been settled. Vernita Bunch and Helen Lewis v. Circle K Corporation, (District Court for the Sixth Judicial District of the State of Idaho, Case No. CV OC 95-50466, Rhonda Terrell v. Circle K Corporation, (District Court for the Fourth Judicial District of the State of Idaho, Case No. CV OC 95-00930D). A third case of similar allegations has been certified as a class action. Constance Clark, et al v. Circle K Corporation (District Court for the Fourth Judicial District of the State of Idaho, Case No CV OC 96-01115D). Discovery is in progress. See 10-Q second quarter 1996.

     A case has been filed by private litigants against all major petroleum refiners, distributors and retailers in California, including Tosco, alleging they have restraint trade and restricted the supply of a certain type of cleaner burning gasoline sold in California. Aguilar, et al. v. Atlantic Richfield Corporation et al (Superior Court Of California, County of San Diego, Case No. 00700810). Plaintiffs are seeking certification as a class. Discovery is proceeding.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

   11.  Computation of Earnings Per Share (See Part I, Exhibit I).

   18.  Letter of Coopers and Lybrand concurring with change of accounting.

   27.  Financial Statement Data Schedule.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TOSCO CORPORATION
                                       (Registrant)



Date:  November 14, 1996            By:/s/ JEFFERSON F. ALLEN
                                          (Jefferson F. Allen)
                                          Executive Vice President
                                          and Chief Financial Officer

                                   By:/s/ ROBERT I. SANTO
                                         (Robert I. Santo)
                                          Chief Accounting Officer