Form 10-K
period 1996-12-31
TOSCO CORP
filed 1997-03-12
CIK 74091

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _____________________________to
     ________________________

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

                                    [X] Yes No

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1997 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $3,652,224,285.

     Registrant's Common Stock outstanding at February 28, 1997 was 131,021,499 shares.

     Portions of registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III, as set forth herein.

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


Items 1 and 2.          Business and Properties

                        Introduction

                        Petroleum Refining, Supply, Distribution and Marketing

                        Other Activities

                        Office Properties

                        Employees

Item 3.                 Legal Proceedings

Item 4.                 Submission of Matters to a Vote of Security Holders

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters

Item 6.                 Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.                 Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 10.                Directors and Executive Officers of the Registrant

Item 11.                Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.                Certain Relationships and Related Transactions

Item 14.                Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K

                        Index to Consolidated Financial Statements
                        and Financial Statement Schedules              F-1

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


                                  INTRODUCTION

     Tosco Corporation ("Tosco") is one of the largest independent refiners and marketers of petroleum products in the United States, operating principally on the East and West Coasts of the United States. Tosco, through its Avon Refinery located in the San Francisco Bay Area, Ferndale Refinery located on Puget Sound north of Seattle, and Bayway Refinery located in Linden, New Jersey, processes approximately 550,000 barrels per day of crude oil, feedstocks and blendstock into various petroleum products. Tosco also owns a refinery located in Trainer, Pennsylvania, near Philadelphia. Operations at this facility are currently suspended and the plant is undergoing a modernization and upgrading program which is expected to be completed by the summer of 1997, when operations for processing in excess of 150,000 barrels per day of crude oil are expected to recommence. Through its retail distribution network, Tosco has approximately 8,000,000 gallons per day of retail fuel sales. Tosco has extensive distribution facilities and also engages in related commercial activities throughout the United States and internationally. With the acquisition of The Circle K Corporation ("Circle K") in May 1996, Tosco is the nation's largest operator of company-controlled convenience stores.

     Tosco was incorporated under the laws of the State of Nevada in 1955. Its principal executive offices are located at 72 Cummings Point Road, Stamford, Connecticut 06902 and its telephone number is (203) 977-1000.

ACQUISITION OF UNOCAL REFINING AND MARKETING ASSETS

     On December 14, 1996, Tosco entered into a definitive Sale and Purchase Agreement (the "Agreement") with Union Oil Company of California ("Unocal") to acquire Unocal's West Coast petroleum refining, marketing and related supply and transportation assets for a purchase price of approximately $1.4 billion, plus the value of inventory as of the closing date (the "Acquisition"). In addition, Unocal will be entitled to receive contingent participation payments over the next seven years, up to a maximum amount of $250 million, under certain circumstances. For a period of 25 years, Unocal will be responsible for environmental liabilities arising out of or relating to the period prior to the closing, except that Tosco will pay the first $7 million of such environmental liabilities each year, plus 40% of any amounts in excess of $7 million per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that Tosco may have to pay in total for the 25 year period for such environmental liabilities is limited to $200 million. Environmental liabilities assumed by Tosco pursuant to the Acquisition will be reserved for at the time of Acquisition.

     The assets to be acquired from Unocal include the following: two petroleum refining systems comprised of four sites in California with an aggregate throughput capacity of 250,000 barrels per day; a retail gasoline system, consisting of approximately 1,350 76-branded gasoline stations, approximately 1,100 of which are company- controlled, which currently sells over 100,000 barrels per day of gasoline and diesel fuel; a distribution system comprised of 13 company-owned oil storage terminals, three modern American-flag 40,000 deadweight-ton tankers and 1,500 miles of crude oil and product pipelines; the worldwide rights to the "Union" and "76" brands, together with the distinctive orange ball logo, in the petroleum refining and marketing businesses, except for pre-existing license grants relating to 76 Truckstops and to Uno-Ven; and Unocal's lubricants manufacturing, distribution and marketing business.

     Consummation of the Acquisition is subject to the satisfaction of a number of conditions, including obtaining governmental regulatory approvals and the satisfaction of other conditions normally contained in transactions of this type. Pursuant to the Agreement, on January 15, 1997, Tosco deposited into an escrow account $1 billion in cash or equivalents and the right of Unocal to receive $400 million of Common Stock of Tosco. Tosco will not be required to issue Common Stock having a value of less than $15 per share. The number of shares of Common Stock to which Unocal will be entitled will be determined based on the average Tosco stock prices for the ten days preceding the date Unocal would be entitled to receive such shares. If the price is below $15 per share, each of Tosco and Unocal will have specified rights. If Unocal receives shares of Common Stock, it will be granted registration rights to sell such shares and will enter into an agreement with Tosco restricting its right to sell such shares or acquire additional shares, agreeing to vote such shares at all stockholder meetings in proportion to the votes of other stockholders and undertaking not to take or influence the control of Tosco.

     The Acquisition is presently scheduled to close around March 31, 1997. There is no assurance that the Acquisition will be consummated or that it will be consummated at that time.

RECENT FINANCINGS

     In December 1996, Tosco Financing Trust, a Delaware statutory business trust (the "Trust"), sold an aggregate of 6 million 5-3/4% trust convertible preferred securities (the "Trust Convertible Preferred Securities") for a total sales price of $300 million in cash. Tosco owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Trust Convertible Preferred Securities were used by the Trust to acquire $300 million of 5-3/4% Convertible Junior Subordinated Debentures due December 15, 2026 of Tosco. The Trust Convertible Preferred Securities are convertible at any time from and after March 17, 1997 and prior to December 15, 2026 into shares of Common Stock of Tosco at an initial conversion rate of 1.51899 shares of Tosco Common Stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $32.92 per share of Tosco Common Stock). The conversion price will be reset if the Acquisition is terminated or not consummated on or prior to December 31, 1997. The proceeds were used to pay down borrowings under Tosco's then existing credit agreement and will be used for the payment of $100 million of 9% First Mortgage Bonds due March 15, 1997.

     On January 14, 1997, Tosco sold an aggregate of $600 million of notes (the "Notes"), consisting of $200 million of 7.25% notes due 2007, $300 million of 7.80% debentures due 2027 and $100 million of 7.90% debentures due 2047. The proceeds from the Notes will be used to finance the Acquisition and have been placed in escrow pursuant to the Agreement. If the Acquisition is terminated or not consummated on or prior to June 30, 1997, the Notes will be mandatorily redeemable at 103% of the principal amount thereof, plus accrued interest.

     On January 14, 1997, Tosco entered into an amended and restated revolving credit agreement which expanded Tosco's existing Revolving Credit Facility from $600 million to $1 billion. The increased amount of availability will be used to finance the Acquisition and for working capital purposes. If the Acquisition is not consummated, the amount of the Revolving Credit Facility will be reduced to $750 million.

             PETROLEUM REFINING, SUPPLY, DISTRIBUTION AND MARKETING

REFINING

     Tosco, through three major facilities, processed in 1996 approximately 535,000 barrels per day of crude oil, feedstocks and blendstock into various petroleum products, consisting chiefly of light transportation fuels (gasoline, diesel and jet fuel) and heating oil.

     The Avon Refinery ("Avon") is located in the San Francisco Bay Area. Avon, the largest independently owned refinery on the West Coast of the United States, with approximately 160,000 barrels per day of crude oil distillation capacity, is technologically complex, with coking, catalytic cracking, hydrocracking and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. It is capable of processing a broad range of crude oils and other feedstocks into a high percentage of light refined petroleum products, consisting chiefly of transportation fuels.

     The Bayway Refinery ("Bayway"), located in Linden, New Jersey, can process in excess of 275,000 barrels per day of crude oil and other feedstocks. Its facilities include hydrodesulfurization units and the largest fluid catalytic cracking unit in the world. Bayway produces transportation fuels and is a principal supplier of heating oil to the U.S. East Coast. It is strategically located on the New York Harbor in a large market area, with ready access to marine, rail, and truck transportation and product distribution pipelines, giving it considerable flexibility to change its raw material input and product output to respond to changing market conditions. In August 1996, Bayway entered into a long-term lease for a $48 million solvent deasphalting unit, which processes approximately 20,000 barrels a day of lower valued residual fuel to produce feedstock for Bayway's catalytic cracker. This project has increased Bayway's self-sufficiency for producing higher quality petroleum products.

     The Ferndale Refinery ("Ferndale") is located on Puget Sound, 100 miles north of Seattle. It is connected by the Olympic pipeline to its major retail markets, has crude oil distillation capacity of approximately 90,000 barrels per day and is equipped with thermal catalytic cracking and hydrodesulfurization units, as well as modern marine facilities.

     The Trainer Refinery ("Trainer") is located in Trainer, Pennsylvania, near Philadelphia. Trainer was acquired in a shutdown mode in February 1996 from British Petroleum. Operations at this facility are currently suspended and the plant is undergoing a modernization and upgrading program that is expected to be completed by the summer of 1997, when operations for processing in excess of 150,000 barrels per day of crude oil are expected to recommence.

     The Federal Clean Air Act Amendments of 1990 and the laws and regulations of state and local agencies impose certain air quality requirements that have a significant impact on Tosco. These regulations require the sale of reformulated and oxygenated gasoline in areas that do not meet certain air quality standards. Effective January 1, 1995, federal regulations require the sale of reformulated gasoline in the nine U.S. cities with the highest levels of ozone in their air quality, including areas in which Tosco sells its gasoline. Effective March 1, 1996, the California Air Resources Board requires the sale of reformulated gasoline in California which meets specifications that are stricter than the federal requirement ("CARB Phase II"). Tosco has made modifications necessary to meet these requirements, including modifications at Avon to produce fuel meeting the CARB Phase II requirements.

     The following table sets forth certain significant refining and retail operating data for the years ended December 31, 1996, 1995 and 1994. A barrel is equal to 42 gallons.


                              REFINING DATA SUMMARY

                                                             1996                1995                1994
Average charge barrels input per day:

     Crude oil                                               468,900             466,000             433,000
     Other feed and blending stocks                           66,100              74,900              70,700
                                                            --------            --------            --------
Total average charge barrels per day                         535,000             540,900             503,700
                                                            ========            ========            ========

Average barrels of petroleum products produced per day:
     Gasoline                                                269,900             272,800             246,500
     Distillates                                             151,100             143,100             141,200
     Jet fuel                                                 12,900              16,900              12,500
     Residuals                                                71,200              68,900              77,200
     Propane                                                  16,900              17,400              15,300
     Petroleum coke                                            7,200               6,900               6,200
     Other                                                     9,300              17,300               5,200
                                                           ---------            --------             -------
Total average production barrels per day                     538,500             543,300             504,100
                                                           =========            ========             =======
Operating margin per charge barrel(a)                          $4.89               $3.77               $3.96
                                                           =========            ========             =======


(a) Operating contribution (sales minus cost of sales), as adjusted to exclude refinery operating costs and consolidation charges, divided by total refinery charges.



                               RETAIL DATA SUMMARY

                                                                     1996 (B)              1995                1994

Volume of fuel sold (thousands of gallons)                          2,060,590           1,046,610             769,000
Blended fuel margin (cents per gallon)                                  11.64               10.00               10.00
Number of gasoline stations at year end                                 3,270               1,015                 995

Merchandise sales (thousands of dollars)                           $1,173,370             $28,710             $23,760
Merchandise margin (percentage of sales)                                29.7%               28.8%               28.0%
Number of merchandise stores at year end                                2,400                 115                  75

Other retail gross profit (thousands of dollars)                      $53,000             $15,690              $6,620


(b) Amounts include the operations of The Circle K Corporation, which was acquired on May 30, 1996.

RAW MATERIAL SUPPLY

     During 1996, Tosco's crude oil, feedstocks and blendstock requirements of approximately 535,000 barrels per day were supplied by third parties. Avon's and Ferndale's requirements were supplied primarily from domestic sources, chiefly California and Alaska, although they have been using an increasing amount of foreign crude oil from a variety of sources, while Bayway's crude oil and feedstocks requirements were met primarily from foreign sources. An average of approximately 197,000 barrels per day was purchased under term contracts from a variety of domestic sources including Atlantic Richfield Company ("ARCO"), BP Oil Supply Company ("BP Oil"), Chevron U.S.A. ("Chevron"), Exxon Corporation ("Exxon"), and Texaco Trading and Transportation Inc. ("Texaco Trading"), a portion of which was resold. Approximately 164,000 barrels per day of foreign, waterborne crude and feedstock was obtained under contracts with Statoil (Norway), San Jorge and Y.P.F. (Argentina), PetroEcuador (Ecuador), China Oil (China) and Ecopetrol (Colombia). The balance of Tosco's crude oil and feedstock requirement during 1996 was purchased on the spot market, where Tosco purchased a total of approximately 237,000 barrels per day (including 170,000 barrels per day from foreign sources). Tosco resold approximately 9% of its raw material purchases.

     In June 1986, Tosco and Texaco Refining & Marketing, Inc. ("Texaco") entered into a crude oil purchase, sale and exchange agreement. This contract was extended in May 1988, in February 1990 and again in April 1992, with Texaco Trading on similar terms. Pursuant to this agreement, Texaco Trading has agreed to supply, and Tosco has agreed to purchase under certain circumstances, an average of 35,000 to 40,000 barrels per day of San Joaquin Valley heavy crude oil (subject to certain volume rate changes). Crude oil from the San Joaquin Valley purchased from ARCO, Chevron, Texaco and others is principally moved to the Avon Refinery via pipelines owned by Texaco and Chevron Pipe Line Company. To the extent such pipelines are not available, Tosco's operating results may be materially adversely affected.

     In October 1986, Tosco entered into an agreement with ARCO, having an initial ten year term, under which ARCO delivered an average of 50,000 barrels per day of crude oil to Avon in exchange for a variable quantity of gasoline based upon the prices of certain crude oils. This agreement expired at the end of 1996.

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

     During 1994, Bayway entered into a twelve-year tanker agreement with Neptune Orient Lines, Ltd. of Singapore for the charter of four 100,000 dead weight tons ("DWT") crude oil tankers. The tankers were built to maximize the use of Bayway's dock receiving facilities as well as to meet the requirements of the U.S. Oil Pollution Act of 1990. The tankers are being utilized to move crude oil to Bayway or other locations from the Nova Scotia storage location or for direct shipments from suppliers. The first three tankers were delivered in 1996 and the fourth was delivered in January 1997.

     In 1993, Tosco and BP Oil entered into a five year crude oil supply agreement for the Ferndale Refinery, under which Tosco has the right to purchase from BP Oil Alaska North Slope ("ANS") crude oil delivered to the Ferndale Refinery in an amount approximately equivalent to the requirements of that refinery on terms Tosco considers to be favorable.

     Tosco believes its average crude oil inventory is presently sufficient for normal refinery operations at Avon, Bayway and Ferndale. Tosco's crude oil inventory level is managed in light of market risk, carrying costs, and delivery method.

     The cost to Tosco of crude oil and other feedstocks depends on many factors, including the terms of purchase, credit and delivery. In general, heavy crude oils are less expensive than lighter crude oils. Thus, if Avon's supply of San Joaquin Valley heavy crude oil is reduced or curtailed, or if its price relative to lighter crude oils increases, Tosco's operations could be adversely affected. In 1995, Congress and the President deregulated the ANS crude oil market by permitting it to be exported, which caused an increase in its price. If Bayway's foreign sources of crude oil or the marine system for delivering crude oil, including required marine insurance for possible marine environmental liabilities, were curtailed, Tosco's operations could be adversely affected. In addition, the loss, or an adverse change in the terms, of certain of the crude oil supply contracts described above or the loss of other sources or means of delivery of crude oil could have a material adverse effect on Tosco's operating results. The volatility of prices and quantities of crude oil that may be purchased on the spot market or pursuant to long and short-term contracts could materially adversely affect Tosco's operating results.

WHOLESALE MARKETING AND DISTRIBUTION

     Tosco sells unbranded refined petroleum products to wholesale purchasers. Tosco's wholesale sales of gasoline and distillates are made to large end users, retailers, independent marketers and jobbers who serve unbranded markets, including the retail, industrial, commercial, agricultural and governmental classes of trade. Sales are also made to other refiners and resellers, both major and independent. Tosco generally sells its other industrial petroleum products directly to the end users and resellers of such industrial products. Tosco's costs associated with meeting the new federal and state requirements, particularly the CARB Phase II requirements in California, were significant. Tosco cannot be certain that the higher costs will be fully recovered. Tosco's ability to sell its products on economical terms is dependent, in part, on the competitive position of its customers in changing and often turbulent markets. During 1996 and 1995, wholesale gasoline products accounted for approximately 35% and 49% respectively, of Tosco's wholesale petroleum revenues, while distillates accounted for approximately 23% of Tosco's wholesale petroleum revenues in both years. Tosco's average inventory of transportation fuels is 10 to 15 days of wholesale sales.

     There were no long-term sales contracts (i.e., in excess of one year) that accounted for more than 10% of Tosco's consolidated revenues.

     During 1996 and 1995, Tosco purchased for resale an average of approximately 284,700 and 314,200 barrels per day, respectively, of petroleum products from third parties.

     Tosco's long-term supply agreement with Chevron U.S.A. Products Company provides Tosco with 35,000 barrels per day of CARB Phase II gasoline, and Tosco in turn provides Chevron with 35,000 barrels per day of conventional grade gasoline plus differentials. This agreement has a seven-year initial term and continues on an evergreen basis thereafter.

     In 1996 Tosco distributed refined petroleum products, principally in the Eastern and Western United States, through an extensive distribution network comprised of 153 terminal locations in 23 states and by means of pipelines, rail tank cars, trucks, ocean-going tankers and barges. See Note 16 to the Consolidated Financial Statements.

     Tosco also engages in commercial activities related to its petroleum refining, distribution and marketing businesses throughout the United States and internationally.

RETAIL MARKETING

     Tosco entered the retail marketing business with the acquisition of BP's retail marketing systems in the Pacific Northwest in December 1993 and in Northern California in August 1994. The retail marketing system was expanded with the acquisition of Exxon's Arizona retail assets in December 1994. The Northern California and Arizona retail assets are leased from special purpose entities that purchased the assets from BP and Exxon. In connection with the acquisitions, Tosco entered into agreements that give Tosco the right to market under the Exxon brand in Arizona for a minimum term of seven years and the exclusive license to market under the BP brand in nine Western states.

     In February 1996, Tosco acquired BP's Northeast retail marketing system including a jobber network of approximately 500 service stations. The acquisition expanded Tosco's license to market under the BP brand to include eleven Northeastern states and the Washington, D.C. metropolitan area for a period of at least 15 years. On May 30, 1996, Tosco completed the acquisition of Circle K and combined its existing retail operations with Circle K. Circle K stores are primarily located in the "sunbelt region" of the United States which provides attractive opportunities for convenience retailing due to its relatively high population growth and warm climate. As of December 31, 1996, Circle K had approximately 2,500 convenience stores, in 28 states, approximately 2,300 of which were company-controlled. With the acquisition of Circle K, Tosco is the nation's largest operator of company-controlled convenience stores and has the second largest convenience store system in the United States.

     Presently, the Company's retail system includes over 3,900 retail locations, 2,400 of which are company controlled and operated, 230 are company controlled and dealer operated, 1,030 are independently owned and operated stations and 250 are franchised retail locations.

     GASOLINE

     In 1996, the retail operations of Tosco sold over 2.06 billion gallons of gasoline. Offering gasoline is an important competitive advantage in the convenience retailing industry. Circle K benefits not only from the sale of gasoline but also from increased customer traffic in its stores occasioned by gasoline purchases. Circle K accepts major credit cards at all of its stores which sell gasoline.

     In October 1995, a subsidiary of Circle K and Unocal entered into a Trademark License Agreement for the marketing of Unocal gasoline at Circle K stores in Arizona. The agreement is for a term expiring in 2006 and may be renewed by Circle K for two additional five year terms. In October 1995, the Circle K subsidiary and Unocal also entered into a Branded Marketing Agreement under which Circle K sells branded gasoline supplied by Unocal at Circle K stores in Nevada.

     MERCHANDISING

     In 1996, the retail operations of Tosco (including Circle K from May 30,
1996) had $1.17 billion of merchandise sales, substantially all of which was attributable to the acquisition of Circle K. Circle K presents merchandise in most of its stores by its Shoppers Express program. Shoppers Express entails remerchandising the interiors of the more than 2,000 stores into more accessible product departments, as contrasted with traditional convenience store presentation. This format is designed to increase in-store customer traffic by changing the customer perception of Circle K to a destination store for basic fill-in shopping needs, thereby adding new non-traditional convenience store customers to its existing customer base and increasing shopping frequency and transaction size.

     DISTRIBUTION AND SUPPLY

     Approximately 50% of Circle K's merchandise is supplied through McLane Company, Inc. ("McLane"), a subsidiary of Wal-Mart Stores Inc. McLane is a large general merchandise and food distributor (cigarettes, candy, grocery items, frozen foods, etc.) to Circle K and other convenience store operators. For a significant portion of the products delivered by McLane, Circle K negotiates pricing and terms directly with vendors and McLane delivers the products to Circle K's stores for an agreed upon service charge. On July 18, 1994, Circle K entered into a five year contract with McLane which requires Circle K to purchase a minimum of $500 million of products per annum through McLane. Circle K does not anticipate having any difficulty in satisfying the minimum purchase requirement of this contract. Management also believes that alternative sources of supply could be utilized if Circle K were unable to reach agreement on the pricing terms of its contract with McLane which are reset annually.

COMPLIANCE WITH ENVIRONMENTAL REQUIREMENTS

     Tosco is subject to extensive federal, state and local laws and regulations governing releases into the environment and the storage, transportation, disposal and clean-up of hazardous materials, including, but not limited to, the Federal Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, laws relating to underground storage tanks ("USTs"), and analogous state and local laws and regulations. See "Legal Proceedings".

     Environmental compliance at the refineries and terminals has required, and will continue to require, capital expenditures. Tosco spent approximately $6 million in 1996 and $9.6 million in 1995 for such capital expenditures. Tosco currently estimates that capital expenditures for environmental compliance may approximate $14 million and $16 million for 1997 and 1998, respectively. Such amounts do not include amounts that may be necessary to produce gasoline to meet changing "clean fuels" specifications.

     In July 1993, outstanding litigation concerning environmental issues with respect to the Avon Refinery was settled with certain former owners of the Avon Refinery. Under the settlement, the former owners agreed to pay up to $18 million for one-half of the costs that may be incurred to comply with certain environmental orders and to provide Tosco a $6 million credit for past environmental expenses (which Tosco uses to reduce its one-half share of costs). See "Legal Proceedings". Because anticipated remedial actions are subject to negotiation with governmental agencies, the amount and timing of actual cash expenditures is uncertain. In addition, further investigative work and negotiations with governmental agencies may result in different or additional remedial actions that Tosco cannot presently predict.

     The United States Environmental Protection Agency (the "EPA") has established standards for UST owners and operators relating to, among other things: (i) maintaining leak detection systems; (ii) upgrading UST systems;
(iii) implementing corrective action in response to releases; (iv) closing out-of-use USTs to prevent future releases; (v) maintaining appropriate records; and (vi) maintaining evidence of financial responsibility for corrective action and compensating third parties for bodily injury and property damage resulting from UST releases. All states in which Tosco operates also have adopted UST regulatory programs.

     Under current federal and certain state regulatory programs, Tosco is obligated to upgrade or replace by December 22, 1998 those USTs it owns or operates which do not meet new corrosion protection and overfill/spill containment standards. In some states, this upgrading or replacement must be accomplished by an earlier date. Tosco has evaluated each of its sites which sells gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.

     Capital expenditures in Tosco's retail system, including those relating to upgrading or replacing existing USTs, were approximately $18 million in 1996 and are estimated to be approximately $22 million in 1997 and $23 million in 1998. Tosco's estimated capital expenditures to comply with these UST regulations may increase if certain upgrade alternatives at particular sites cannot be implemented, thus requiring the replacement of USTs at these sites.

     Governmental regulations are complex and subject to different interpretations. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that Tosco cannot presently assess with certainty. See Note 17 to the Consolidated Financial Statements.

COMPETITION

     Many of Tosco's competitors in the petroleum industry are fully integrated companies engaged, on a national and/or international basis, in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than Tosco. Such competitors may have greater flexibility than Tosco in responding to or absorbing market changes occurring in one or more of such segments. Tosco's petroleum refining and marketing business is not seasonal.

     Tosco faces strong competition in its market for the sale of refined petroleum products, including gasoline. Such competitors, especially major integrated oil companies, have in the past and may in the future engage in marketing practices that result in profit margin deterioration for Tosco for periods of time, causing an adverse impact on Tosco. Tosco does not believe that there is any one or a small number of dominant competitors in the petroleum refining and marketing business. Tosco does not know its precise competitive position therein. Tosco's principal methods of competition are low unit cost of production achieved by running facilities at high rates, price or service. Tosco believes it is able to compete with these methods because of its facilities, their locations and direction of management.

     Tosco must purchase substantially all of its crude oil and feedstock supplies from others, while some of its competitors have proprietary sources of crude oil available for their own refineries. Tosco has agreements with British Petroleum, PetroEcuador, Statoil, Texaco Trading and others to provide Tosco certain amounts of crude oil. Under present market conditions, Tosco does not anticipate difficulty in obtaining necessary crude oil supplies. See "Petroleum Refining, Supply, Distribution and Marketing - Raw Material Supply".

     The Circle K convenience stores compete with other convenience stores, service stations of large integrated gasoline companies, supermarkets, neighborhood grocery stores, independent gasoline service stations, fast food stores and other similar retail outlets, some of which are well-recognized national or regional retail chains. Merchandise similar or identical to that sold by Circle K is generally available to its competitors. Circle K competes against its competitors by providing a wide variety of branded products at reasonable prices, using promotional campaigns and competitively pricing gasoline. Circle K believes that the key competitive factors in the convenience store industry include site location, name recognition, customer loyalty, competitively priced gasoline, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions and marketing.

OPERATING PROPERTIES

     Tosco owns the 2,300-acre site on which Avon is located and the buildings, tanks, pipelines and related facilities at that refinery. Avon, including certain leased facilities, occupies approximately l,400 acres of the site. Bayway owns the 1,300-acre site on which Bayway and its related facilities are located. Tosco also owns the 850 acre site on which Ferndale is located and the 500 acre site on which Trainer is located.

     Tosco had available at December 31, 1996, through ownership, lease agreement, exchange or other appropriate arrangement, the use of storage tanks, loading racks, wharves and other related assets at approximately 153 terminal distribution locations in 23 states. Tosco believes its refinery-related properties are well-maintained and are suitable and adequate for their present purposes.

     Tosco or its wholly owned subsidiaries own or control by lease over 3,900 retail service stations located in 28 states. In addition to marketing transportation fuels (gasoline and diesel) many of the stations have convenience store, car wash, and/or automotive repair facilities.

PATENTS AND TRADEMARKS

     Tosco's patents relating to petroleum operations and convenience store business are not material. The license rights to the BP, Exxon and Union 76 tradenames, as well as ownership of the Circle K tradename, are important to Tosco's operations.


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


                                OFFICE PROPERTIES

     At December 31, 1996, Tosco occupied a total of approximately 579,000 square feet of office space principally in Phoenix Arizona; Avon, California; Linden, New Jersey; Ferndale, Washington; Stamford, Connecticut; and at various office locations for the retail system. The office space occupied by Tosco is generally suitable and adequate for its purposes.


                                    EMPLOYEES

     At December 3l, 1996, Tosco had approximately 24,300 employees at various locations, including approximately 20,250 store personnel, of which approximately 4,200 are part-time. Approximately 5% of Tosco's employees are represented by labor organizations. The compensation paid to Tosco's wholesale sales force is based on the same general components as Tosco compensation to certain other salaried employees, which is salary plus a bonus under cash incentive plans based on results of operations. The compensation paid to retail site managers is based, in part, on commission on non-fuel sales and service station efficiency.

     Tosco does not maintain key person life insurance coverage on its executive officers. Tosco believes that its labor relations with its employees are good.

ITEM 3.  LEGAL PROCEEDINGS

     Tosco's Spokane, Washington terminal is located within a site being investigated by the United States Environmental Protection Agency (the "EPA") and the Washington Department of Ecology (the "WDOE") for suspected hydrocarbon and lead contamination. Tosco has been notified by the WDOE that it, and the major oil company from which it purchased the facility, are included in the list of six parties potentially liable for cleanup of the site under state law. The area identified by the WDOE was included on the Superfund National Priorities List (the "Superfund List"). The source, extent and nature of the contamination have not been determined but are the subject of investigations. Tosco and other potentially liable parties are working with the WDOE with regard to the investigation and remediation of the site. The extent of Tosco's liability for remediation costs, if any, is presently unknown.

     In 1990 the EPA and the California Regional Water Quality Control Board, San Francisco Bay Region ("RWQCB") issued Orders ("Orders") identifying suspected releases of hazardous constituents at a number of hazardous waste and solid waste management units on the Avon Refinery property, including several older inactive units that were used by a former owner, Phillips Petroleum Company ("Phillips"), but not by Tosco, and directed Tosco to investigate the identified releases and determine the need for corrective action. In July 1992, the RWQCB issued Waste Discharge Requirements that, among other things, ordered Tosco to submit a plan of corrective action ("Corrective Action Plan") to deal with the suspected releases of hazardous waste at the Avon Refinery. The Corrective Action Plan was submitted on January 4, 1993. This Plan was subsequently modified through submission of a Perimeter Groundwater Monitoring Plan ("PGMP") that received conditional approval by the RWQCB in September 1995. The PGMP is currently under review by EPA. The RWQCB also issued an Order in June 1990 that required Tosco to expand programs monitoring groundwater quality throughout the Avon Refinery and to investigate the presence of subsurface liquid hydrocarbons. In 1992, Tosco received an Order from the RWQCB that among other things, set a date by which significant amounts of subsurface liquid hydrocarbons were to be removed. Pursuant to a lawsuit that was settled in July 1993, Phillips and Texaco, the former owners of the refinery, for the next four years or until the funds provided under the agreement are expended (whichever is later), will pay up to an aggregate of $18 million for one-half of the costs that may be incurred for compliance with certain environmental orders, and in addition, provide Tosco a $6 million credit for past expenses. After the initial term of the agreement, the parties would be free to reinstate the suit. Tosco has not relinquished any of its rights to make claims for reimbursement for costs incurred after the date of settlement and would not be required to reimburse amounts received under the agreement.

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

     On July 19, 1995, the WDOE issued an Enforcement Order identifying Tosco, along with approximately seventeen other parties, as a potentially liable party ("PLP") under state law for the investigation and remediation of a site known as the Yakima Railroad Area to which the parties allegedly sent carbon containing chlorinated solvents for regeneration. Ninety-five PLP's, including the companies in the Cameron-Yakima Working Group of which Tosco is a member, have settled with the WDOE, pursuant to four separate consent decrees in connection with this site. Court approval of the Cameron-Yakima Working Group decree was obtained on February 12, 1997. Under that decree, the Working Group will perform additional investigation of the site under an agreed upon work plan, and make a cash contribution to a trust fund for future work at the site.

     A refinery in Duncan, Oklahoma, formerly owned by Tosco, is subject to investigation by the Oklahoma Department of Environmental Quality ("ODEQ"). The ODEQ has requested that Tosco participate with the former owner, Sun Company, Inc. (R&M) ("Sun"), from whom Tosco purchased the site, and the subsequent owners, including those to whom Tosco sold the site, in the investigation and potential remediation of alleged environmental contamination. On September 29, 1995, Tosco entered into a Consent Agreement and Final Order with ODEQ to investigate the extent of contamination at the refinery, and conduct certain interim remedial actions and prepare a remedial action plan. On April 10, 1995, Tosco filed a complaint for declamatory relief against Sun (TOSCO CORPORATION V. SUN COMPANY, INC. (R&M), U.S. District Court, Western District of Oklahoma, Case No. Civ 95 556M) to recover the costs of complying with the ODEQ order, and seeking an order determining Tosco's and Sun's rights and legal relations under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and the Oil Pollution Act ("OPA"), and under the Purchase Agreement through which Tosco purchased the Duncan Refinery, relating to the costs of environmental investigation and potential remediation at the site. On February 14, 1996, Tosco obtained default judgments against some of the current owners of the refinery.

     The Department of Toxic Substances Control, Region 1 ("DTSC"), notified Tosco that DTSC was preparing an Imminent and Substantial Endangerment Order ("Order") naming Tosco and numerous other companies as PRPs for the remediation of the Environmental Protection Corporation ("EPC") Eastside Landfill located ten miles northeast of Bakersfield, California. On January 4, 1996, after extensive negotiations, Tosco and 12 other companies entered into a Consent Agreement with DTSC, under which the companies agreed to conduct an investigation of the landfill, to be funded in part by a trust fund created by EPC and administered by DTSC. The companies are currently engaged in negotiations with DTSC over the scope of any further investigations and remediation at the site.

     Circle K entered into Consent Orders with the Arizona Department of Environmental Quality on September 20, 1994 and September 23, 1994, for sites in Springerville and Phoenix, Arizona, respectively. The sites had releases of petroleum products from USTs or lines. Remediation on the sites is ongoing. Expenses for the remediation are eligible for reimbursement under the Arizona UST Trust Fund.

     The costs of remedial actions are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative cleanup technologies. However, Tosco presently believes that any cost in excess of the amounts already provided for in the financial statements should not have a materially adverse effect upon Tosco's operations or financial condition. Tosco further believes, as discussed with respect to the Phillips case above, that a portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations. See Note 17 to the Consolidated Financial Statements.

     There are various other suits and claims pending against Tosco and its subsidiaries, which in the opinion of Tosco are not material or meritorious or are substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, Tosco believes the aggregate amount of such liabilities will not result in monetary damages that in the aggregate would be material to the business or operations of Tosco.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

                           Served as an
Name                Age    Office Since  Principal Occupation and Positions Held

Thomas D. O'Malley  55       1989        Chairman of the Board and Chief
                                         Executive Officer of Tosco since
                                         January 1990; President of Tosco since
                                         May 1993 and from October 1989 to May
                                         1, 1990.

Jefferson F. Allen  51       1990        Executive Vice President and Chief
                                         Financial Officer of Tosco since June
                                         1990; Treasurer of Tosco from June 1990
                                         to October 1995; various positions
                                         including Chairman and CEO, with Comfed
                                         Bancorp, Inc. and related entities from
                                         November 1988 to June 1990.

Robert J. Lavinia  50       1993         Executive Vice President of Tosco and
                                         President of Tosco Marketing Company (a
                                         division of Tosco) since February 1996;
                                         President of Circle K since June 1996;
                                         Senior Vice President of Tosco from May
                                         1994 to February 1996; Vice President
                                         of Tosco from 1993 to May 1994;
                                         President, Tosco Energy Corporation
                                         during 1992; prior to 1992, various
                                         positions with Phibro Energy for a
                                         period in excess of five years.

Dwight L. Wiggins 56       1993          Executive Vice President of Tosco and
                                         President of Tosco Refining Company (a
                                         division of Tosco) since February 1996;
                                         Senior Vice President of Tosco from May
                                         1994 to February 1996; Vice President
                                         of Tosco from January 1993 to May 1994;
                                         President of Bayway Refining Company
                                         since January 1993; New Jersey Area
                                         Manager for Exxon Company U.S.A. 1990
                                         to 1993.

Wilkes McClave III 49      1989          Senior Vice President of Tosco since
                                         May 1996 and General Counsel of Tosco
                                         since May 1990; Vice President of Tosco
                                         from May 1990 to May 1996; Secretary of
                                         Tosco since August 1989; Assistant
                                         General Counsel of Tosco from January
                                         1986 to May 1990.

Duane B. Bordvick  51      1997          Vice President of Tosco for
                                         environmental and external affairs
                                         since February 1997; Vice President of
                                         Tosco Refining Company for a period in
                                         excess of five years.

Craig R. Deasy    52       1986          Vice President and Treasurer of
                                         Tosco since October 1995; Vice
                                         President and Treasurer of Bayway
                                         Refining Company since April 1993;
                                         various other positions with Tosco for
                                         a period in excess of five years.

Ann Farner Miller 45      1996           Vice President of Tosco for
                                         governmental relations since May 1996;
                                         director of governmental relations of
                                         Tosco Refining Company for a period in
                                         excess of five years.

George E. Ogden   54      1994           Vice President of Tosco since May 1994;
                                         President of Tosco Distribution and
                                         Marketing Company (a division of
                                         Tosco), since August 1996; Vice
                                         President of Tosco Refining Company
                                         from March 1992 to March 1994;
                                         Independent Petroleum Consultant from
                                         1984 to 1992.

Richard W. Reinken  40    1994           Vice President and Chief Information
                                         Officer of Tosco since November 1994;
                                         Senior Vice President of Circle K since
                                         June 1996; Consultant, Andersen
                                         Consulting from 1985 to 1994.


Peter A. Sutton  51       1992           Vice President of Tosco since
                                         January 1992; Senior Vice President of
                                         Tosco Refining Company since May 1990;
                                         various other positions with Tosco for
                                         a period in excess of five years.

Wanda Williams   50       1996           Vice President of Tosco for human
                                         resources since May 1996; Vice
                                         President of Circle K for human
                                         resources since June 1993; various
                                         other positions with Circle K since
                                         July 1992; various human resources
                                         positions in the oil industry and
                                         convenience store industry from 1971 to
                                         1992.



                                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Tosco's Common Stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. Set forth below are the high and low sales prices as reported on the NYSE Composite Tape. All share and per share data have been adjusted to reflect the 3-for-1 stock split distributed on February 25, 1997 to shareholders of record on February 13, 1997 and have been rounded to the nearest eighth.

PRICE RANGE OF COMMON STOCK

    1996                  High         Low            1995                High            Low

1st Quarter           $16 1/4        $ 12 3/8         1st Quarter        $10 3/8        $ 9 1/8
2nd Quarter             18             15 1/4         2nd Quarter         12 1/8          10
3rd Quarter             18 1/2         15 1/2         3rd Quarter         11 5/8          10
4th Quarter             27             18 1/8         4th Quarter         12 7/8          11 1/4


     The number of Tosco shareholders of record on February 28, 1997 was 13,864.

EQUITY FINANCING

     On December 13 and December 17, 1996, Tosco Financing Trust, a Delaware statutory business trust (the "Trust"), sold an aggregate of 6 million 5-3/4% Trust Convertible Preferred Securities (the "Trust Convertible Preferred Securities") for a total sales price of $300 million in cash. Tosco owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Trust Convertible Preferred Securities were used by the Trust to acquire $300 million of 5-3/4% convertible Junior Subordinated Debentures due December 15, 2026 of Tosco.

     The Trust Convertible Preferred Securities are convertible at any time from and after March 17, 1997 and prior to December 15, 2026 into shares of common stock of Tosco at an initial conversion rate of 1.51899 shares of Tosco Common Stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $32.92 per share of Tosco Common Stock). The conversion price will be reset if Tosco's agreement to acquire the West Coast petroleum refining, marketing and related supply and transportation assets from Unocal is terminated or not consummated on or prior to December 31, 1997.

     The Trust Convertible Preferred Securities were sold to a combination of "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act of 1933) in compliance with Rule 144A, to a limited number of other institutional "Accredited Investors" (as defined in Rule 501(a) (1), (2), (3) or
(7) under the Securities Act of 1933) and outside the United States in compliance with Regulation S under the Securities Act. Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Furman Selz LLC acted as placement agents in connection with the sale of the Trust Convertible Preferred Securities.

DIVIDEND POLICY

     Tosco has paid a regular quarterly cash dividend on its Common Stock since the third quarter of 1989. Pursuant to the terms of Tosco's Revolving Credit Facility and its bond indentures, dividends on Tosco's Common Stock are permitted to the extent Tosco satisfies certain defined criteria. Continued payment of such quarterly dividend is also subject to profitable results of operations, which are primarily dependent on the continued favorable performance of Tosco's operating facilities and favorable operating margins. There can be no assurance that Tosco will be able to continue payment of such quarterly dividend.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data are qualified in their entirety by the more detailed Consolidated Financial Statements and related Notes at the end of this report. The Selected Financial Data for each of the five years ended December 31, 1996 are derived from the Consolidated Financial Statements of Tosco audited by Coopers & Lybrand L.L.P., independent accountants.

                       TOSCO CORPORATION AND SUBSIDIARIES
                           SELECTED FINANCIAL DATA (a)
                  (Thousands of Dollars, Except Per Share Data)

 For the Years Ended December 31,            1996 (b)            1995            1994          1993            1992
 Statement of Income Information
 Sales                                       $9,922,611          $7,284,051      $6,365,757    $3,559,217      $1,860,969
                                             ===========         ===========     ==========    ==========      ===========
 Income (loss):
      Continuing operations                    $146,286             $77,058         $83,843       $80,579         $30,247
      Discontinued operations                                                                                    (120,905)
      Cumulative effect of accounting changes                                                                      16,203
                                             ------------        ------------    -----------   -----------      ------------
                                              $ 146,286             $77,058         $83,843       $80,579        $(74,455)
                                             ===========         ===========     ==========    ==========      ===========

 Fully diluted earnings (loss) per common and
   common equivalent share (c):
      Continuing operations                       $1.15               $0.68           $0.75         $0.78           $0.23
      Discontinued operations                                                                                       (1.36)
      Cumulative effect of accounting changes                                                                        0.18
                                             -------------       -------------    -----------   ------------     -----------
                                                  $1.15               $0.68           $0.75         $0.78          $(0.95)
                                             =============       =============    ===========   ============     ============
 Cash dividends per common share (c)              $0.22               $0.21           $0.21         $0.20           $0.20
                                             =============       =============    ===========   ============     ============
    Year End Balance Sheet Information
 Total assets                                $3,554,825          $2,003,171      $1,797,206    $1,492,859        $952,941
                                            ==============       =============   ============  =============     =============
 Total capitalization:
      Revolving credit facility              $     -                $45,000        $233,000      $147,000         $    -
      Long-term debt                            826,832             579,036         454,429       456,306          356,761
      Company-obligated, mandatorily redeemable,
        convertible preferred securities        300,000
      Preferred stock                                                                             111,197          111,197
      Total common shareholders' equity       1,070,323            627,110          575,464       410,447          270,233
                                            --------------     --------------    ------------  ------------     ------------
                                             $2,197,155         $1,251,146       $1,262,893    $1,124,950         $738,191
                                            ==============     ==============    ============  ============     =============
 Long-term debt to total capitalization ratio      0.38               0.50             0.54          0.54             0.48
                                            ==============     ==============    ============  ============     ==============
 Book value per share (c)                         $8.17              $5.64            $5.18         $4.20            $3.03
                                            ==============     ==============    ============  ============     ==============

 (a) Reflects Seminole Fertilizer Corporation as a discontinued operation for all years.

 (b) Includes the operations of The Circle K Corporation for the period
     May 30, 1996 through December 31, 1996.

(c) In February 1997, Tosco declared and distributed a 3-for-1 stock split.
    The earnings (loss) per common and common equivalent share, cash dividend per share, and book value per share amounts for all years reflect this stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     1996 was a year of expansion for Tosco. Tosco acquired the U.S. Northeast refining and marketing assets of British Petroleum ("BP") in February 1996, and The Circle K Corporation ("Circle K") in May 1996, and entered into an agreement to acquire the West Coast refining and marketing division of Unocal Corporation ("Unocal") in December 1996. The completed acquisitions and continued growth of Tosco's operations provided the basis for Tosco's most successful year in terms of revenues, operating contribution, and net income. Tosco's capital structure and credit standing also strengthened in 1996 through profitable results of operations and the issuance of $300 million of Trust Convertible Preferred Securities at favorable rates and conversion ratios. Tosco achieved investment grade rating by all major rating agencies and made further progress to an unsecured debt structure with an expanded unsecured Revolving Credit Facility. The ratio of debt (non-current portion of long-term debt) to total capitalization improved to 38%, its best since 1991, a period prior to the start of its rapid growth. Common Stock was split 3-for-1 in February 1997 and Tosco announced that future quarterly dividends would be raised to $.06 per post-split share (equivalent to $.18 per pre-split share).

ACQUISITIONS

     Northeast Refining and Marketing Assets - On February 2, 1996, Tosco purchased BP's U.S. Northeast refining and marketing assets for $64 million, plus the value of inventories. Under the purchase agreement, Tosco obtained a 15 year exclusive license, with various renewal options, to market gasoline and diesel fuels under the BP brand in the U.S. Northeast. BP retained environmental obligations relating to the Trainer Refinery and other properties included in the sale. See Note 3 to the Consolidated Financial Statements.

     Circle K - On May 30, 1996, Tosco completed its acquisition of Circle K for a total consideration of $444 million in cash and approximately 19.5 million (post-split) shares of Tosco Common Stock. Circle K has approximately 2,400 company-controlled convenience stores, approximately 2,000 of which sell gasoline. With the acquisition of Circle K, Tosco is the largest operator of company-controlled convenience stores in the United States. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
                                                                        FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS OF DOLLARS)                                         1996             1995               1994
Sales (a)                                                     $ 9,922,611       $7,284,051         $ 6,365,757
Cost of sales                                                   9,371,218        6,999,301           6,087,642
Environmental cost accrual                                                                               6,000
Consolidation accrual                                              13,500           5,200
Selling, general, and administrative expenses                     202,855          95,858               84,123
Interest expense, net                                              87,189          56,253               54,143
                                                              ------------       ----------       ------------
Income before income taxes                                        247,849         127,439              133,849
Income taxes                                                      101,099          50,381               50,006
Dividends on Trust Convertible Preferred
   Securities, net of income tax benefit                              464
                                                              ------------       ----------       ------------
Net income                                                    $   146,286        $ 77,058          $    83,843
                                                              =============     ===========       =============
Fully diluted earnings per share (b)                          $       1.15       $   0.68          $      0.75

                                                             ===============    ==============    ===============

(a) The increase in 1996 sales is primarily attributable to Tosco's acquisitions and higher petroleum sales prices. Higher sales prices are primarily attributable to higher crude oil costs.

(b) Earnings per share for 1996 reflect the shares issued in connection with the acquisition of Circle K. Earnings per share for all periods presented reflect the 3-for-1 stock split declared and distributed in February 1997.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
REFINING DATA SUMMARY (A):                                          1996          1995             1994

Average charge barrels input per day:
     Crude oil                                                      468,900       466,000          433,000
     Other feed and blending stocks                                  66,100        74,900           70,700
                                                                 --------------  -----------       --------
                                                                    535,000       540,900          503,700
                                                                 ==============  ===========    =============
Average barrels of petroleum products produced per day:
     Clean products (b)                                             433,900       432,800          400,200
     Other finished products                                        104,600       110,500          103,900
                                                                 --------------  -----------     ---------
                                                                    538,500       543,300          504,100
                                                                 ==============  ===========     =============

Operating margin per charge barrel (c)                            $    4.89       $  3.77         $   3.96
                                                                ===============   ===========    =============

(a)  The refining data summary presents the operating results of the Bayway
     Refinery, located on the New York Harbor; the Avon Refinery, located in the San Francisco Bay Area; and the Ferndale Refinery, located on
     Washington's Puget Sound. The Trainer Refinery, located near Philadelphia, which was acquired in a shutdown state and is currently undergoing refurbishment and modernization, is scheduled to restart by the summer of 1997.

(b) Clean products are defined as clean transportation fuels (gasoline, diesel, and jet fuel) and heating oil.

(c) Operating contribution (sales minus cost of sales), as adjusted to exclude refinery operating costs and consolidation charges, divided by total refinery charges.


                                                                     FOR THE YEAR ENDED DECEMBER 31,
RETAIL DATA SUMMARY:                                                1996              1995         1994

Volume of fuel sold (thousands of gallons)                          2,060,590         1,046,610    769,000
Blended fuel margin (cents per gallon)                                  11.64             10.00      10.00
Number of gasoline stations at year end                                 3,270             1,015        995

Merchandise sales (thousands of dollars)                          $ 1,173,370         $  28,710   $ 23,759
Merchandise margin (percentage of sales)                                 29.7%             28.8%      28.0%
Number of merchandise stores at year end                                2,400               115         75
Other retail gross profit (thousands of dollars)                 $     53,000         $  15,690   $  6,620

1996 COMPARED TO 1995

     Tosco earned a record $146.3 million in 1996 ($1.15 per fully diluted post-split share) compared to $77.1 million in 1995 ($.68 per fully diluted post-split share). Results of operations for 1996 include a pre-tax charge of $13.5 million ($8.1 million after-tax, $.06 per post-split share) for the consolidation of the retail marketing division following the acquisition of Circle K. Results of operations for 1995 include a restructuring charge of $5.2 million.

     Operating contribution (sales less cost of sales) was $551 million in 1996 compared to $285 million in 1995, an increase of $266 million due to improved refinery operations ($155 million) and expanded retail operations ($111 million).

     Refinery operating contribution increased by $155 million to $365 million for 1996 due to improved refining margins partially offset by higher refinery operating costs and lower production volumes. Refining operating contribution per barrel, which fluctuated significantly during the year, averaged $4.89 for the year, an improvement of $1.12 from 1995. Operating contribution for 1996 benefited from the strong East Coast refining margins due to cold weather in the first quarter of 1996, while operating contribution for 1995 was negatively impacted by extremely weak refining margins and extensive scheduled refinery turnaround maintenance at the Avon and Ferndale Refineries. The improved operating contribution of 1996 was partially offset by higher refinery operating costs and declines in 1996 production levels. Higher refinery operating costs were primarily due to the Trainer Refinery (acquired in a shutdown state in February 1996), increased energy costs, and higher depreciation costs. Raw material throughput for 1996 declined by 5,900 barrels per day ("B/D") to 535,000 B/D. However, production of clean products increased by 1,100 B/D to 433,900 B/D. Production of clean products was aided by the completion of the solvent deasphalting unit ("SDA") at the Bayway Refinery in August 1996. The SDA processes low-value residual fuel to produce feedstock for the cat cracker, the refinery's principal gasoline manufacturing unit, and reduces the amount of high cost, partially refined feedstocks that Bayway purchases from third parties.

     Operating contribution from Tosco's retail operations increased by $111 million to $186 million for 1996, primarily because of the acquisition of Circle
K. Retail volume of fuel sales approximately doubled to 2.06 billion gallons, and the blended fuel margin increased by 1.6 cents per gallon to 11.6 cents per gallon. The increase in fuel margin was primarily attributable to the higher proportion of sales from company-operated stores. Fuel margins achieved at company-operated stores are typically higher than margins on branded fuel sales to the dealer/jobber channel of trade. Operating contribution from retail operations also improved due to expanded merchandise sales of approximately $1.2 billion for 1996 (with margins of 29.7%). These improved margins were reduced by station operating and other costs of the approximately 2,400 convenience stores acquired in the Circle K acquisition.

     Selling, general and administrative expenses ("SG&A") were $203 million in 1996 compared to $96 million in 1995. This increase of $107 million was due to Tosco's expanded operations and higher levels of incentive compensation due to improved operating results.

     In June 1995, Tosco entered into a three-year agreement with a financial institution to sell, on a revolving basis, up to $100 million of an undivided percentage ownership interest in a designated pool of accounts receivable (the "Receivable Transfer Agreement"). The Receivable Transfer Agreement was amended in May 1996 to increase the program to $175 million, and again in December 1996 to $200 million. Costs of the Receivable Transfer Agreement (which are less than interest costs would be on equivalent borrowings under Tosco's Revolving Credit Facility) are included in cost of sales. See Note 5 to the Consolidated Financial Statements. Interest expense increased in 1995, despite the reduction in interest costs resulting from the Receivable Transfer Agreement, due to higher debt levels related to Tosco's expanded operations and higher price levels of raw materials and products.

     Income taxes in 1996 increased by $51 million to $101 million due to improved pretax income and a higher effective tax rate. See Note 15 to the Consolidated Financial Statements.

1995 COMPARED TO 1994

     Tosco earned $77.1 million ($.68 per fully diluted post-split share) on sales of $7.3 billion for 1995 compared to net income of $83.8 million ($.75 per fully diluted post-split share) on sales of $6.4 billion for 1994. Results of operations for 1995 include a restructuring charge totaling $5.2 million ($3.1 million after tax, $.03 per post-split share) related to a major expense reduction program at the Avon Refinery. Results of operations for 1994 include the reversal of 1993's $17.7 million ($10.7 million after tax, $.10 per post-split share) writedown of LIFO inventories due to the recovery of prices during 1994 and a $6.0 million ($3.6 million after tax, $.03 per post-split share) environmental cost accrual for probable investigative and remedial liabilities at former operating locations.

     Tosco generated an operating contribution (sales less cost of sales) for 1995 of $285 million, an increase of $7 million over 1994. The increase was primarily attributable to the excellent production operations, lower production costs, and moderately higher East Coast operating margins, which more than offset declines in West Coast refinery operating margins, and the continued strong performance of expanded retail operations.

     Consolidated refinery production for 1995 improved over 1994 due to the achievement of record production levels at the Avon and Bayway Refineries, which more than offset the reduced production levels at the Ferndale Refinery. Consolidated raw material throughput increased by 37,200 B/D to 540,900 B/D, while production of clean products increased by 32,600 B/D to 432,800 B/D. Total production also increased by 39,200 B/D to 543,300 B/D. This increased production was achieved despite the shut down of the Avon cat cracker, its principal gasoline production unit, and the Ferndale Refinery, for 55 days and 33 days, respectively, for major turnaround maintenance. Bayway's record production results were primarily attributable to expanded crude distillation capacity completed in 1994 and record unit production rates of the cat cracker, the world's largest and Bayway's principal gasoline production unit. The cat cracker was shut down for scheduled turnaround maintenance in 1994.

     East Coast margins improved by $.25 per barrel for the year, primarily during the second half of 1995, due to higher sales prices. Operating margins for the year were hurt by the exceptionally weak market conditions of the first quarter of 1995, caused by the combined impact of a surplus of heating oil and poor gasoline markets. Operating margins improved during the balance of the year as demand strengthened and uncertainty over the introduction of reformulated gasoline ("RFG") subsided.

     West Coast margins declined as excess supply in highly competitive markets depressed product prices, particularly in the first quarter of 1995. In response to continuing poor operating margins, Tosco implemented a restructuring program to reduce costs and increase efficiency. The restructuring charge of $5.2 million, recorded in the first and second quarters of 1995, was primarily for the then-anticipated severance costs of approximately 175 people at the Avon Refinery and related support locations.

     Retail operations generated an operating contribution of $75 million for 1995, an increase of $11 million from 1994. Retail volumes sold increased by 278 million gallons to 1.047 billion gallons due to the acquisition of retail operations in Northern California and Arizona in August 1994 and December 1994, respectively. Retail gasoline margins remained the same at approximately $.10 per gallon for 1995 and 1994.

     SG&A increased by $12 million to $96 million due to Tosco's expanded retail operations and higher levels of incentive compensation (due to higher levels of operating income before special items), partially offset by certain benefit recoveries. SG&A for 1994 was reduced by insurance recoveries of $3 million (related to now settled litigation with the predecessor owners of the Avon Refinery over environmental matters) and $1 million (related to a retroactive adjustment of prior-year medical costs based on favorable claim experience). See
Note 17 to the Consolidated Financial Statements.

     Net interest expense increased in 1995 by $2 million, despite the reduction in interest costs resulting from the Receivable Transfer Agreement effective June 1995, due to higher debt levels related to Tosco's expanded operations.

     The provision for income taxes for 1995 approximated the 1994 amount despite lower pre-tax income, because the tax provision for 1994 included recognition of revised income tax benefits of $3 million related to Tosco's discontinued fertilizer operations.

OUTLOOK

     Results of operations are primarily determined by the operating efficiency of the refineries, and refining and retail fuel margins. Refinery production for the first quarter of 1997 will be negatively impacted by a January accident at the Avon hydrocracking unit, the scheduled turnaround at the Avon coker unit, and reduced throughput rates at the Bayway Refinery in January due to unscheduled major maintenance.

     On January 21, 1997, a fire and explosion occurred at Avon's hydrocracking unit (a gasoline production unit). No other units at the refinery were damaged. The hydrocracking unit remains shutdown while investigations into the cause of the accident continue. The date the unit will return to service is not known. The accident is not expected to significantly affect the scheduled early March completion date of the fluid coker, which was shutdown in early January for scheduled turnaround maintenance. Tosco has altered its operations to optimize production while these units are shutdown. Tosco has adequate property and business interruption insurance that should mitigate the impact of the accident on results of operations and cash flow. At the Bayway Refinery, the cat cracker was shutdown for unscheduled major maintenance in January 1997. The cat cracker returned to normal operations in late January. There are no other significant turnarounds scheduled at Tosco's operating refineries for 1997. The shut-down Trainer Refinery, which is currently undergoing a $100 million refurbishment and modernization program, is also expected to restart by the summer of 1997.

     Refining and retail fuel margins were extremely poor in January 1997. Margins, especially on the West Coast, improved in February but remain weak overall. Merchandise margins remain consistent. Tosco is not able to predict the short-term level or trend of refinery and retail fuel operating margins because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs in all areas of operation without compromising safety, reliability, or environmental compliance.

ACQUISITION OF 76 PRODUCTS COMPANY

     On December 14, 1996, Tosco executed a definitive agreement for its previously announced acquisition of the operating assets of the 76 Products Company, the West Coast refining and marketing division of Unocal (the "76 Products Acquisition"). The assets to be acquired from Unocal include two petroleum refining systems, comprised of four sites in California with an aggregate throughput capacity of approximately 250,000 barrels per day; a retail gasoline system consisting of approximately 1,350 76-branded gasoline stations (approximately 1,100 of which are company-controlled), which currently sells over 100,000 barrels of gasoline and diesel fuel per day; a distribution system comprised of 13 company-owned oil storage terminals; three modern American-flag 40,000 deadweight-ton tankers; 1,500 miles of crude oil and product pipeline; the worldwide rights to the "76" and "Union 76" brands (together with the distinctive orange ball logo) in the petroleum refining and marketing businesses, except for pre- existing license grants relating to 76 Truckstops and to Uno-Ven; and Unocal's lubricants manufacturing, distribution, and marketing business. Tosco believes these assets provide a valuable complement to its existing West Coast system.

     The purchase price of the 76 Products Acquisition will be approximately $1.4 billion, plus the value of inventories as of the closing date. In addition, Unocal will be entitled to participate in future profits in the event retail market conditions and CARB gasoline premiums improve over the next seven years, up to a maximum of $250 million. For a period of 25 years, Unocal will be responsible for all environmental liabilities arising out of or relating to the period prior to closing, except that Tosco will pay the first $7 million of such environmental liabilities each year, plus 40% of any amount in excess of $7 million per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that Tosco may have to pay in total for the 25 year period for such environmental liabilities is limited to $200 million. Environmental liabilities assumed will be accrued for in the opening balance sheet.

     Tosco will fund this acquisition with a combination of term debt, bank debt, and equity. In January 1997, Tosco issued $600 million of term debt and expanded its Revolving Credit Facility by $400 million to $1 billion and deposited a combination of cash and letters of credit into escrow in accordance with the terms of the definitive agreement. Tosco contemplates the issuance of Common Stock in the public markets in March 1997 to finance the balance of the purchase price and strengthen its balance sheet. Shareholders of Tosco, at a Special Meeting of Shareholders held on February 12, 1997, approved an amendment to increase the authorized number of shares of Tosco Common Stock from 50 million shares to 250 million shares. The increase in authorized shares was necessary to complete the 76 Products Acquisition and the 3-for-1 stock-split. Consummation of the 76 Products Acquisition, while still subject to a number of conditions, including governmental regulatory approval, is scheduled to close around March 31, 1997.

     Tosco expects the 76 Products Acquisition to be additive to earnings per share after the combined operations are fully integrated through substantial cost savings, efficiencies, and synergies. See Note 19 to the Consolidated Financial Statements.

CASH FLOWS

     As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents increased by $75 million during 1996 as cash provided by operating and financing activities of $470 million and $322 million, respectively, exceeded cash used in investing activities of $717 million.

     Net cash provided by operating activities of $470 million was from cash earnings of $364 million (net income plus depreciation, amortization, and deferred income taxes), plus a decrease in working capital of $103 million, and $3 million from other sources. The decrease in working capital is primarily due to the sale of receivables pursuant to the Receivable Transfer Agreement (which was expanded to $200 million in December 1996).

     Net cash used in investing activities totaled $717 million: the acquisition of Circle K ($412 million), capital additions ($194 million), the acquisition of the BP Northeast refining and marketing assets ($64 million), and other items ($47 million).

     Net cash provided by financing activities totaled $322 million as proceeds from notes of $240 million and company-obligated, mandatorily redeemable, convertible preferred securities ("Trust Convertible Trust Securities") of $300 million exceeded the retirement of $103 million of pre-acquisition debt of Circle K, net repayments under short-term bank lines and the Revolving Credit Facility of $65 million, dividend payments of $27 million, and other items of $23 million.

LIQUIDITY

     Liquidity (as measured by cash, cash equivalents, marketable securities, deposits, and unused credit facilities) increased by $254 million during 1996 as cash and cash equivalents increased by $75 million, marketable securities and deposits increased by $6 million, and unused credit facilities increased by $173 million. At December 31, 1996, liquidity totaled $618 million. In January 1997, Tosco increased its cash and credit availability by $400 million to $1 billion.

     In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of its securities. The securities to be issued may consist of one or more series of debentures, notes or other uncollateralized forms of indebtedness, Common Stock, Preferred Stock, and Preferred Stock represented by depository shares. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement.

     The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands, including required debt payments and liquidity requirements associated with the 76 Products Acquisition, for at least the next twelve months.

CAPITAL EXPENDITURES

     On February 2, 1996, Tosco completed the purchase of BP's U.S. Northeast refining and marketing assets, and on May 30, 1996, Tosco completed its acquisition of Circle K. Additionally, Tosco spent $194 million on budgeted capital projects in 1996, primarily at the Avon and Bayway Refineries and for retail assets. Refinery capital spending programs were for the completion of projects to meet reformulated fuel specifications, compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects (including the tie-in of the SDA at Bayway). Retail capital spending was focused on integrating operations and enhancing existing sites.

     As discussed under the "Acquisition of 76 Products Company," the 76 Products Acquisition will be funded by a combination of term debt, bank debt, and equity. Tosco expects to fund its other refinery and retail capital expenditures from cash provided by operations, available credit, and other resources. In view of the pending 76 Products Acquisition, capital spending for retail operations will be refocused on enhancing existing retail sites and integrating operations after the acquisition.

CAPITALIZATION

     At December 31, 1996, total shareholders' equity was $1.07 billion, a $443 million increase from the December 31, 1995 balance of $627 million. This increase was due to the issuance of 19,476,255 (post-split) shares of Common Stock for $327 million, net income of $146 million less Common Stock dividends of $27 million, and other items of $3 million. Debt, including current maturities and short-term bank borrowings, increased by $295 million to $940 million, due to Tosco's acquisitions. The ratio of debt (non-current portion of long-term debt) to total capitalization decreased from 50% to 38% due to profitable results of operations and the issuance of $300 million of Trust Convertible Preferred Securities in December 1996. See Note 11 to the Consolidated Financial Statements.

IMPACT OF INFLATION

     The impact of inflation has been less significant during recent years because of the relatively low rates of inflation experienced in the United States. Raw material costs, energy costs, and labor costs are important components of Tosco's costs. Any or all of these components could be increased by inflation, with a possible adverse effect on profitability, especially in high inflation periods when raw material and energy cost increases generally lead finished product prices. In addition, a rapid escalation of raw material and finished product prices could result in credit restrictions if working capital requirements exceed the maximum availability under the Revolving Credit Facility.

RISK MANAGEMENT

     Tosco uses a variety of strategies to reduce commodity price, interest, and operational risks.

     As discussed in Note 4 to the Consolidated Financial Statements, Tosco, at times and when able, uses futures contracts to lock in what it believes to be favorable margins on a varying portion of refinery production by taking offsetting long (obligation to buy at a fixed price) positions in crude oil and short (obligation to deliver at a fixed price) positions in gasoline and heating oil futures and forward contracts. This strategy hedges Tosco's exposure to fluctuations in refining margins and therefore tends to reduce the volatility of operating results. In addition, Tosco enters into swap contracts with counterparties to hedge sales prices of residual fuels production. Futures and forward contracts were also used to a lesser extent to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of domestic and foreign crude oil. At December 31, 1996, Tosco had hedged approximately 2% of its expected first quarter 1997 production at acceptable historical margins.

     Tosco manages its interest rate risk by maintaining a mix of fixed rate and floating rate debt. Floating rate debt, primarily borrowings under the Revolving Credit Facility, which currently provides up to $1 billion of uncollateralized revolving credit availability, is used to finance Tosco's working capital requirements. Existing fixed rate debt consists primarily of $125 million uncollateralized noncallable notes issued in July 1995 to repay indebtedness under the previously outstanding Collateralized Revolving Credit Facility, $450 million of mortgage bonds issued in 1992 and 1993 to refinance previously outstanding floating rate bank debt and to finance the acquisition of capital assets including the acquisition of the Bayway Refinery, $240 million uncollateralized noncallable notes issued in May 1996 to finance a portion of the Circle K purchase price, a $55 million real estate installment purchase note, and various capital lease obligations.

     Tosco carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While Tosco believes that it is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances would have to be paid out of general corporate funds, if available. See Note 4 to the Consolidated Financial Statements for a discussion of Tosco's strategy to reduce credit risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Part II, Item 8, are included in Part IV, as indexed at Item 14(a) and (a)(2).

     From time to time, authorized representatives of Tosco may comment on the perceived reasonableness of published reports by independent analysts regarding Tosco's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Tosco does not make public its own internal projections, budgets or estimates. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with Tosco's own present expectations regarding its future results of operations. Any forecast regarding Tosco's future performance reflects various assumptions. These assumptions are subject to significant uncertainties and, as a matter of course, many of them may or will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors, many of which are beyond Tosco's control. In addition, the methodologies employed by Tosco in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects.

     Certain of the matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Tosco to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information appearing under the caption "Nominees for Election" in Tosco's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. See also the information appearing under the caption "Executive Officers of the Registrant" in Part I.

     Tosco is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until the next Annual Meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information appearing under the caption "Stock Ownership of Officers and Directors" and "Other Matters - Certain Security Holdings" in Tosco's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.




                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) AND (a)(2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. The consolidated financial statements and financial statement schedules of Tosco Corporation and subsidiaries, required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1.

     (a)(3). EXHIBITS

     3(a)      Amended and Restated Articles of Incorporation of Registrant.

     3(b) By-laws of Registrant as currently in effect. Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     4(a) Form of Indenture between Registrant and IBJ Schroder and Trust Company, as Trustee, relating to 9% Series A First Mortgage Bonds due March 15, 1997 and 9 5/8% Series B First Mortgage Bonds due March 15, 2002. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated March 4, 1992.

     4(b) Form of Indenture among Registrant, Bayway Refining Company and the First National Bank of Boston, as Trustee, relating to 8 1/4% First Mortgage Bonds due 2003. Incorporated by reference to
               Exhibit 4.1 to Registration Statement filed by Registrant on Form S-4 dated April 29, 1993.

     4(c) Form of Indenture dated as of July 7, 1995 between Registrant and The First National Bank of Boston, as Trustee, relating to 7% Notes due 2000. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated May 18, 1995 (No. 33-59423).

     4(d) Form of Indenture dated as of May 1, 1996, between Registrant and State Street Bank and Trust Company. Incorporated by reference to
               Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated April 15, 1996 (No. 333-521)

     10(a) Fourth Amended and Restated Credit Agreement dated as of January 14, 1997 among Tosco Corporation, as Borrower, and the Banks named therein, as Banks, and The Chase Manhattan Bank as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent and the First National Bank of Boston, as Agent.

     10(b) Severance Agreement dated November 15, 1989, between Registrant and James M. Cleary. Incorporated by reference to Exhibit l0(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990. Schedule identifying similar agreement between Registrant, or its subsidiaries, and another employee. Amendments, effective as of January 1 and February 1, 1993, to said Agreements. Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10(c) Severance Agreement dated January 1, 1993, as amended, between Registrant and Thomas D. O'Malley including schedule identifying similar agreements between Registrant, or its subsidiaries, and four of its employees. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10(d) Indemnification Agreement dated September 30, 1987, between Registrant and James M. Cleary, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

     10(e) Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No. 35P73, dated February 22, 1990 between Texaco Trading and Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     10(f) Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No. 17P77, dated April 13, 1988 between Texaco Trading and Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     10(g) Crude Oil Supply Agreement dated December 28, 1993 between BP Oil Supply Company and Tosco Corporation. Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10(h) Trademark License Agreement dated December 28, 1993 between British Petroleum Company p.l.c. and Tosco Corporation. Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
               Schedule Identifying (i) Amended and Restated Trademark License Agreement between British Petroleum Company p.l.c. and Tosco Corporation dated as of August 1, 1994 and (ii) Trademark License Agreement (California) between BP Oil Marketing Inc. and Tosco Corporation dated as of August 1, 1994. These agreements extended the term of the original agreement and expanded the territory of the original agreement.

     10(i) Stock Sale Agreement dated February 16, 1996 by and among Tosco and various stock holders of the Circle K Corporation. Incorporated by reference to Exhibit 1 to Registrant's Schedule 13 D dated February 23, 1996, filed with respect to The Circle K Corporation.

     10(j) Agreement and Plan of Merger dated as of February 16, 1996 by and among Tosco, Tosco Acquisition Sub, Inc. and the Circle K Corporation. Incorporated by reference to Exhibit 2 to Registrant's Schedule 13D dated February 23, 1996, filed with respect to the Circle K Corporation.

     10(k) Sale and Purchase Agreement for 76 Products Company between Union Oil Company of California and Registrant, dated December 14, 1996.

     10(l)     1996 Long Term Incentive Plan.

     11.       Statement regarding computation of per share earnings. See
               Exhibit 11 to Financial Statements, as required by Item 8 and appearing in Item 14 hereof.

     21.       A list of all subsidiaries of the Registrant.

     23.       Consent of Coopers & Lybrand L.L.P.

     27.       Financial Data Schedule

     99. Condensed Consolidating Financial Information and Report of Independent Accountants


(B).  REPORTS ON FORM 8-K

     Report dated December 13, 1996 reporting pursuant to Item 9 on sale of equity securities pursuant to Regulation S.

     (C). Financial Statement schedules required by Regulation S-X are excluded from the Annual Report to Shareholders by Rule 14a-3(b)(1). See Schedule II to the Financial Statements, as required by Item 8, and appearing under Item 14 hereof.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
               FINANCIAL STATEMENT SCHEDULE AND FINANCIAL EXHIBITS
               FILED WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                    Page(s)

Report of Independent Accountants on Financial Statements and
Financial Statement Schedule                                          F-2

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996 and 1995     F-3

     Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994                                 F-4

     Consolidated Statements of Common Shareholders' Equity for
     the Years Ended December 31, 1996, 1995 and 1994                 F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994                                 F-6

     Notes to Consolidated Financial Statements                       F-7-F-25

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts for the Years
     Ended December 31, 1996, 1995 and 1994                           F-26

Financial Exhibits:

     Exhibit 11 - Computation of Earnings Per Share for the Years
     Ended December 31, 1996, 1995 and 1994                           F-27

     Report of Independent Accountants on Exhibit 99                  F-28

     Exhibit 99 - Condensed Consolidating Financial Information
     for the Year Ended December 31, 1996                             F-29

     Exhibit 99 - Condensed Consolidating Financial Information
     for the Year Ended December 31, 1995                             F-30

     Exhibit 99 - Condensed Consolidating Financial Information
     for the Year Ended December 31, 1994                             F-31


Financial statement schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is presented in the financial statements and related notes.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tosco Corporation and subsidiaries as of December 31, 1996, and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                    COOPERS & LYBRAND L.L.P.


San Francisco, California
February 28, 1997

                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Par Value)


  At December 31,                                    1996                 1995
 ASSETS
 Current assets:
     Cash and cash equivalents                       $94,418              $19,148
     Marketable securities and deposits               35,238               29,125
     Trade accounts receivable, less allowance
       for uncollectibles of $9,274 (1996)
       and $8,523 (1995)                             189,654              296,768
     Inventories                                     639,760              489,479
     Prepaid expenses and other current assets        55,304               42,363
     Deferred income taxes                            28,121                4,558
                                                    ----------          -----------
         Total current assets                      1,042,495              881,441

  Property, plant and equipment, net               1,681,877              939,603
  Deferred turnarounds, net                           63,160               82,249
  Intangible assets (primarily tradenames),
    less accumulated amortization of $12,696 (1996)
   and $493 (1995)                                   621,226               38,731
 Other deferred charges and assets                   146,067               61,147
                                                  ------------         ------------
                                                  $3,554,825           $2,003,171
                                                 =============        =============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                               $553,122             $503,900
     Accrued expenses and other current liabilities  366,184              165,620
     Current maturities of long-term debt            113,200                  771
                                                 -------------        --------------
         Total current liabilities                 1,032,506              670,291

 Revolving credit facility                                                 45,000
 Long-term debt                                      826,832              579,036
 Accrued environmental costs                          87,363               34,379
 Deferred income taxes                                80,302               30,439
 Other liabilities                                   157,499               16,916
                                                 -------------        --------------
         Total liabilities                         2,184,502            1,376,061
                                                 -------------        --------------
 Company-obligated mandatorily redeemable
  convertible preferred securities of Tosco Financing
  Trust, holding solely 5.75% convertible junior
  subordinated debentures of Tosco Corporation      300,000
                                                 --------------       ---------------
 Shareholders' equity:
      Common stock, $.75 par value,
        250,000,000 shares authorized,
        138,486,201 (1996) and
        118,841,850 (1995) shares issued            103,865                29,714
      Additional paid-in capital                    963,667               640,306
     Retained earnings                               77,594                27,903
     Treasury stock, at cost                        (74,803)              (70,813)
                                                 --------------       ---------------
         Total shareholders' equity               1,070,323               627,110
                                                 --------------       ---------------
                                                 $3,554,825            $2,003,171
                                                ===============       ===============

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Thousands of Dollars, Except Per Share Data)


For the Years Ended December 31,                                           1996             1995               1994

SALES                                                                  $9,922,611        $7,284,051         $6,365,757

Cost of sales                                                           9,371,218         6,999,301          6,087,642
Selling, general and administrative expenses                              202,855            95,858             84,123
Consolidation (1996 and 1995) and environmental cost (1994) accruals       13,500             5,200              6,000
Interest expense                                                           91,061            59,815             58,315
Interest income                                                            (3,872)           (3,562)            (4,172)
                                                                      -----------         ---------         -----------

Income before income taxes                                                247,849           127,439            133,849

Income taxes                                                              101,099            50,381             50,006
                                                                      -----------         ---------         -----------

Income before dividends on company-obligated mandatorily
redeemable convertible preferred securities                               146,750            77,058             83,843

Dividends on company-obligated mandatorily redeemable convertible
  preferred securities, net of income tax benefit of $303                     464
                                                                      -----------         ---------         -----------

NET INCOME                                                                146,286            77,058             83,843

Preferred stock dividend requirements                                                                            6,293
                                                                      -----------         ---------         -----------

INCOME ATTRIBUTABLE TO COMMON SHARES                                     $146,286           $77,058            $77,550
                                                                      ===========         =========         ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE (A):
 PRIMARY                                                                    $1.16             $0.69              $0.76
                                                                      ===========         =========         ===========

 FULLY DILUTED                                                              $1.15             $0.68              $0.75
                                                                      ===========         =========         ===========

Weighted average common and common equivalent shares used for computation of earnings per share (a):
    Primary                                                           125,842,440       112,442,175        102,642,645
                                                                      ===========         =========         ===========

    Fully diluted                                                     127,187,757       113,213,778        112,225,461
                                                                      ===========         =========         ===========

(a)  The earnings per share and weighted average shares reflect the 3-for-1 stock split declared and distributed in February 1997.

The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                             (Thousands of Dollars)


                                                                                                                       TOTAL COMMON
                                       COMMON STOCK (A)           ADDITIONAL        RETAINED      TREASURY STOCK       SHAREHOLDERS'
                                   SHARES (B)     AMOUNT (C)   PAID-IN CAPITAL      EARNINGS(C) SHARES(B)    AMOUNT       EQUITY

Balance, December 31, 1993         104,433,474    $26,112       $534,727            $(81,512)   7,647,123    $(68,880)  $  410,447

Net income                                                                            83,843                                83,843
Dividends - preferred stock                                                           (6,293)                               (6,293)
Dividends - common stock                                                             (21,474)                              (21,474)
Exercise of stock options                9,999          2             46                                                        48
Conversion of preferred stock       14,353,227      3,588        106,503                                                   110,091
Other                                                             (1,198)                                                   (1,198)
                                    ----------     ------        --------            --------   ---------    ---------  ----------

BALANCE, DECEMBER 31, 1994         118,796,700     29,702        640,078             (25,436)   7,647,123     (68,880)     575,464

Net income                                                                            77,058                                77,058
Dividends - common stock                                                             (23,719)                              (23,719)
Exercise of stock options               45,150         12            228                         (565,647)      4,467        4,707
Acquisition of common stock                                                                       565,647      (6,400)      (6,400)
                                   -----------    -------        -------             --------   ----------    --------   ----------

BALANCE, DECEMBER 31, 1995         118,841,850     29,714        640,306              27,903    7,647,123     (70,813)     627,110

Net income                                                                           146,286                               146,286
Dividends - common stock                                                             (27,356)                              (27,356)
Exercise of stock options              168,096         43          1,191                         (877,350)      4,703        5,937
Acquisition of common stock                                                                       701,223      (8,693)      (8,693)
Issuance of common stock            19,476,255      4,869        322,170                                                   327,039
3 for 1 stock split                                69,239                            (69,239)                                -
                                   -----------    -------       --------            --------    ---------    ---------  ----------
BALANCE, DECEMBER 31, 1996         138,486,201   $103,865       $963,667            $ 77,594    7,470,996    $(74,803)  $1,070,323
                                   -----------    -------       --------            --------    ---------    ---------  ----------

(a)  The authorized number of Common Stock shares is 250 million reflecting the amendment to the Company's Articles of
     Incorporation approved in February 1997.

(b)  The shares issued and treasury stock shares reflect the 3-for-1 stock split declared and distributed in February 1997.

(c)  The Company transferred $69,239 from Retained Earnings to Common Stock for the impact of the
     3-for-1 stock split.

The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


For the Years Ended December 31,                                               1996            1995            1994

Cash flows from operating activities:
Net income                                                                   $  146,286      $  77,058       $  83,843
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Inventory valuation recovery                                                                               (17,651)
    Depreciation and amortization of property, plant and equipment              124,309         63,345          51,905
    Amortization of deferred turnarounds, intangible assets and other
      deferred charges                                                           60,196         48,104          32,956
    Environmental cost accrual                                                                                   6,000
    Deferred income taxes                                                        32,871         37,105          34,734
    Other, net                                                                    3,617           (377)          2,390
    Changes in operating assets and liabilities, net:
      Trade accounts receivable                                                 156,935         (4,996)       (117,487)
      Inventories                                                                 3,308        (25,842)        (83,702)
      Prepaid expenses and other current assets                                  11,560           (440)          1,605
      Accounts payable, accrued expenses, and other current liabilities         (87,955)       211,670         127,607
      Accrued environmental costs and other liabilities                          19,572          1,514           3,320
                                                                              ---------        --------        -------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                               470,699        407,141         125,520
                                                                              ---------        --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net                                 (193,691)      (202,686)       (160,119)
Increase in deferred turnarounds                                                (21,665)       (48,254)        (76,045)
Increase in deferred charges and other assets                                   (10,744)       (50,585)        (15,374)
Net change in marketable securities and deposits                                (14,138)         1,704            (794)
Acquisition of Circle K, net of cash acquired                                  (412,096)
Acquisition of BP Northeast refining and marketing assets                       (64,428)
Other, net                                                                         (560)        (1,270)            312
                                                                              ---------        --------        -------

        NET CASH USED IN INVESTING ACTIVITIES                                  (717,322)      (301,091)       (252,020)
                                                                              ---------        --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bond and note offerings                                           240,000        125,000
Proceeds from company-obligated, mandatorily redeemable, convertible
  preferred securities offering                                                 300,000
Net borrowings (repayments) under revolving credit facilities                   (45,000)      (188,000)         86,000
Net short-term bank borrowings (repayments)                                     (20,000)       (21,500)         41,500
Payments under long-term debt agreements                                         (8,157)          (783)         (2,275)
Retirement of Circle K preacquisition debt                                     (102,504)
Dividends paid on preferred stock and common stock                              (27,356)       (23,719)        (27,767)
Other, net                                                                      (15,090)        (1,693)         (2,256)
                                                                              ---------        --------        -------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     321,893       (110,695)         95,202
                                                                                -------        --------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             75,270         (4,645)        (31,298)
Cash and cash equivalents at beginning of year                                   19,148         23,793          55,091
                                                                                -------        --------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $94,418       $19,148         $23,793
                                                                                 =======       =======         =======
The accompanying notes are an integral part of these financial statements.



                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.     NATURE OF BUSINESS

Tosco Corporation ("Tosco" or the "Company") through divisions and subsidiaries is one of the largest independent refiners and marketers of petroleum products in the United States. With the acquisition of The Circle K Corporation ("Circle K") on May 30, 1996, the Company is now the largest operator of company-controlled convenience stores in the United States.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tosco Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities, the reported results of operations, and the disclosure of contingent assets and liabilities.

Reclassifications

Certain reclassifications have been made to conform prior-year amounts with the current-year presentation.

Cash, Cash Equivalents, Marketable Securities and Deposits

Cash in excess of operating requirements is used to pay down cash borrowings under the Company's Revolving Credit Facility or is invested in highly liquid cash equivalents. In addition Circle K, in accordance with agreements with various state agencies, maintains cash balances in excess of money orders outstanding (Note 8).

Margin deposits, based on a percentage of the value of the futures contracts, are maintained with commodity brokers in accordance with margin requirements of the commodity exchanges. The margin deposits are included in marketable securities and deposits on the balance sheet.

At December 31, 1996 and 1995, the Company had approximately $15,000,000 and $14,000,000, respectively, of director and officer liability insurance coverage with a wholly-owned subsidiary (amounts approximately equal to the fair value of marketable securities held in trust by the subsidiary). The subsidiary's trust assets are restricted to payment of directors and officers liability defense costs and claims. Marketable securities held by the subsidiary consist of highly liquid debt and equity securities and are considered "available for sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," adopted by the Company in 1995. As the cost of the marketable securities approximates fair value, unrealized gains and losses, net of the related tax effect, are not significant. Debt securities with original maturities of three months or less at the date of purchase are classified as cash equivalents while debt securities with maturities of twelve months or less from the balance sheet date are included in marketable securities and deposits on the balance sheet.

Inventories

Inventories are stated at the lower of cost or market. The cost of refinery inventories is determined on the last-in, first-out ("LIFO") basis. The net realizable value of LIFO inventories is measured by aggregating similar pools on a consolidated basis. The cost of retail fuel inventories is determined on the first-in, first-out ("FIFO") basis. The cost of retail merchandise inventories is determined under the retail method.

Property, Plant, and Equipment

Property, plant, and equipment, including capitalized interest, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the respective classes of assets utilizing the straight-line method. Expenditures that materially increase values, change capacities, or extend useful lives are capitalized. Routine maintenance and repairs are expensed. Gains and losses on disposition of assets are reflected in results of operations.

Deferred Turnarounds

Refinery processing units are periodically shut down for major scheduled maintenance (turnarounds). Turnaround costs are deferred and amortized on a straight-line basis over the expected period of benefit, which generally ranges from 24 to 48 months.

Intangible Assets (Primarily Tradenames)

Tradenames acquired in the Circle K acquisition are amortized on a straight-line basis over 40 years. Other tradenames are amortized on a straight-line basis over periods of up to 15 years.

Other Deferred Charges and Assets

Financing charges related to the acquisition or refinancing of debt are deferred and amortized over the term of the related debt using the effective interest method. Direct costs of computer software developed for internal use are deferred and amortized over their useful lives, not to exceed five years.

Self-Insurance

The Company is self-insured up to certain limits for workers' compensation (in certain states), property damage and general liability claims. Accruals for loss incidences are made based on the Company's claims experience and actuarial assumptions followed in the insurance industry. Due to uncertainties inherent in the estimation process, actual losses could differ from accrued amounts.

Excise Taxes

Excise taxes collected on behalf of governmental agencies are excluded from sales, cost of sales, or other expenses. Excise taxes totaled $1,382,020,000, $1,167,477,000, and $773,751,000 for 1996, 1995, and 1994, respectively.

Environmental Costs

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the completion of investigations or other studies or a commitment to a formal plan of action. The gross amount of the liability is based on the Company's best estimate of undiscounted future costs using currently available technology, and applying current regulations, as well as the Company's own internal environmental policies. Estimated reimbursements of remediation costs of petroleum releases from underground storage tanks are recorded as assets when reimbursements from state trust fund programs are probable.

Deferred Revenue

Advances received in connection with long-term supplier marketing or display allowances are amortized to income over the terms of the respective arrangements based on projected purchase levels. Production costs of future media advertising are deferred until the advertising occurs.

Earnings Per Share

Primary earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common and common equivalent shares outstanding during the year. The fully diluted earnings per share computation for 1996 does not assume the conversion of the company-obligated, mandatorily redeemable, convertible preferred securities into common stock of Tosco ("Common Stock") due to the antidilutive effect of the assumed conversion (Note 11). The fully diluted earnings per share computation for 1994 assumes that all shares of previously outstanding convertible preferred stock were converted to Common Stock at the beginning of the period and that no preferred dividends were paid.

In February 1997, the Company declared and distributed a 3-for-1 Common Stock split. The number of shares, per share prices, and earnings per share amounts have been restated to reflect the 3-for-1 stock split.


3.     ACQUISITIONS

Circle K

The Company completed its acquisition of Circle K on May 30, 1996 (the "Merger Date"). Total consideration for the acquisition consisted of $444,562,000 of cash and 19,476,255 (post-split) shares of Common Stock. The cash portion of the acquisition was financed by the issuance of $240,000,000 of 7.625% senior unsecured notes and borrowings under the Company's Revolving Credit Facility (Notes 9 and 10).

The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets and liabilities acquired based upon appraisals and other studies as follows:

     (THOUSANDS OF DOLLARS)                               MAY 30, 1996
     Cash                                                 $      32,466
     Other current assets                                       254,482
     Property, plant and equipment                              625,511
     Intangible assets (primarily tradenames)                   574,960
     Other noncurrent assets                                     73,427
     Current liabilities                                       (357,592)
     Revolving credit facility                                  (41,000)
     Long-term debt                                            (188,384)
     Other noncurrent liabilities                              (202,269)
                                                           -----------------
                                                           $    771,601
                                                          ==================
Consolidated operating results include the operations of Circle K subsequent to the Merger Date. Unaudited pro-forma operating results for the years ended December 31, 1996 and 1995, assuming the acquisition had occurred at the beginning of each year, are as follows:

     (THOUSANDS OF DOLLARS)                     1996(A)           1995
                                                        (UNAUDITED)
     Sales                                    $ 11,223,353       $ 10,298,582
     Income before income taxes                    270,555            143,888
     Net income                                    158,040             81,456
     Earnings per common and common equivalent
     share (post-split):
         Primary                              $      1.18          $      .62
         Fully diluted                               1.17                 .61

     (a) The unaudited pro-forma operating results for 1996 do not include the $13,500,000 ($8,168,000 after income taxes) charge for the consolidation of the Company's marketing division with Circle K. This charge included employee severance, office lease termination, and other costs that are not associated with or do not benefit activities that will be continued.

The unaudited pro-forma operating results are presented for informational purposes only and do not reflect the improvement in operating contribution anticipated from the acquisition or the possible reduction of operating and administrative costs expected from the consolidation of operations. Accordingly, they are not necessarily indicative of the operating results that would have occurred, nor are they necessarily indicative of future operating results.

Northeast Refining and Marketing Assets

On February 2, 1996, the Company purchased the U.S. Northeast refining and marketing assets from British Petroleum ("BP") for $64,428,000 cash, plus the value of inventories. In May 1996, the Company sold three of the terminals acquired. Other acquired assets may be sold in the future. In August 1996, the Company acquired a one third interest in a related pipeline system. Under the purchase agreement, the Company obtained a 15 year exclusive license, with various renewal options, to market retail gasoline and diesel fuel under the BP brand in the U.S. Northeast. The purchase included the Trainer Refinery near Philadelphia (which was taken over in a non-operating mode), petroleum products terminals, and certain associated pipeline interests. BP retained the environmental obligations relating to the Trainer Refinery and all other properties included in the acquisition. The finalized allocation of the purchase price is as follows:

     (THOUSANDS OF DOLLARS)                               February 2, 1996
     Property, plant and equipment                         $    50,728
     Intangible assets (primarily tradenames)                   19,000
     Liabilities                                                (5,300)
                                                          -------------
                                                           $    64,428
                                                          =============

In September 1996, the Company conditionally approved a plan to modernize and reopen the Trainer Refinery. The refinery is expected to restart by the summer of 1997.


4.     FINANCIAL INSTRUMENTS

The Company utilizes commodity-based derivative instruments, at times and when able, to reduce a small portion of its exposure to price volatility. Commodity futures are used to lock in what the Company considers to be acceptable margins between the sales value of refined products produced and the cost of raw materials purchased on a varying percentage of production, generally for periods not exceeding one year. In addition, the Company enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to hedge sales prices of residual fuels production. Futures and forward contracts are also used to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of foreign and domestic crude oil. Gains and losses related to qualifying hedges are deferred and recognized in income or as adjustments of the carrying amounts when the underlying hedge transaction occurs.

At December 31, 1996 and 1995, the Company had open long (obligation to purchase) and short (obligation to deliver) futures, swap and forward contracts for crude oil and products with a notional value (number of barrels under contract multiplied by the per-barrel contract value) as follows:

      (THOUSANDS OF DOLLARS)                        1996            1995
     Open long contracts                     $    258,648         $ 380,000
     Open short contracts                         352,226           408,000

The unrecognized net gain (loss) on such open contracts as well as deferred gains and losses on closed futures and swap contracts totaling $1,306,000 and ($901,000) at December 31, 1996 and 1995, respectively, and will be recognized or reversed in the following year as an offset to realized margins on refined products sold.

Fair Values

The carrying value of cash, cash equivalents, marketable securities, short-term deposits, trade accounts receivable, accounts payable, and other current liabilities approximates fair value at December 31, 1996 and 1995 due to the relatively short maturity of these financial instruments. The carrying value of the revolving credit facilities approximates fair value due the variable nature of the interest rate of the facilities. Estimated fair values of other financial instruments at December 31, 1996 and 1995 are as follows:


                                                   1996                        1995
                                          CARRYING       FAIR           CARRYING     FAIR
(THOUSANDS OF DOLLARS)                    VALUE          VALUE           VALUE       VALUE
First Mortgage Bonds - Series A (a)        $ 100,000      $ 100,586    $  100,000     $  103,670
First Mortgage Bonds - Series B (a)          200,000        225,354       200,000        234,460
Exchange Bonds (a)                           150,000        161,537       150,000        166,365
Real estate installment purchase note(b)      54,821         54,821
7% Notes (a)                                 125,000        126,781       125,000        127,225
7.625% Notes (a)                             240,000        248,642
Other long-term debt (c)                       4,900                        4,807
Company-obligated mandatorily redeemable
  convertible preferred securities (a)       300,000        326,250

     (a) The fair value of these instruments reflects quoted market prices.

     (b) The fair value of this financial instrument was estimated by discounting future cash flows.

     (c) This financial instrument is not publicly traded and, therefore, its fair value is not practicable to estimate.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities, short-term deposits, trade receivables, and commodity futures, swap and forward contracts. The Company places its cash equivalents, marketable securities, and short-term deposits with several high-quality financial institutions. The Company's customer base consists of a large number of diverse customers, and the Company conducts ongoing evaluations of its customers and counterparties and requires letters of credit or other collateral arrangements as appropriate. The Company's historical trade receivable credit losses have not been significant. The Company does not believe that it has a significant credit risk on its futures, swap, and forward contracts. Futures, swap, and forward contracts are transacted through the New York Mercantile Exchange, or with counterparties meeting established collateral and credit criteria.


5.     ACCOUNTS RECEIVABLE

In June 1995, as part of its ongoing program to reduce interest costs, the Company entered into a three-year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (the "Receivable Transfer Agreement"). The Receivable Transfer Agreement was amended in May 1996 and December 1996 to increase the program to $175,000,000 and $200,000,000, respectively. Under the Receivable Transfer Agreement, the Company retains substantially the same risk of credit loss as if the receivables had not been sold. The Company also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. Sales of accounts receivable averaged $506,455,000 and $432,000,000 per month in 1996 and 1995, respectively. At December 31, 1996 and 1995, accounts receivable was reduced by approximately $199,600,000 and $99,800,000, respectively for receivables sold under the Receivable Transfer Agreement. Cost of sales includes $8,385,000 and $3,052,000 in 1996 and 1995, respectively for expenses of this program.

 6.    INVENTORIES

     (THOUSANDS OF DOLLARS)                           1996             1995
     Refineries (LIFO):
         Raw materials                          $   227,211         $ 223,795
         Intermediates                               79,831            18,147
         Finished products                          174,277           242,558
     Retail (FIFO):
         Merchandise                                116,618             2,851
         Gasoline and diesel                         39,681             2,128
         Other                                        2,142
                                                -------------        ----------
                                               $    639,760          $489,479
                                               ===============      ===========
The excess of replacement cost over the carrying value of inventories accounted for under the LIFO method was $177,653,000 and $43,304,000 at December 31, 1996 and 1995, respectively.

Cost of sales for 1994 includes the reversal (based on price level at the end of 1994) of the $17,651,000 inventory market valuation charge recorded in 1993.

7.     PROPERTY, PLANT AND EQUIPMENT

                                                                                STRAIGHT-LINE
     (THOUSANDS OF DOLLARS)                         1996             1995           ANNUAL RATE
     Land                                           $  273,994       $ 98,445
     Refineries and related assets                   1,104,180        919,060       4% to 15%
     Retail marketing and related assets               627,952         96,854       5% to 20%
     Furniture, fixtures and improvements               57,306         41,901       3% to 33%
     Transportation equipment                           14,942         13,746       4% to 33%
     Natural gas properties                              4,507          4,507
                                                    ------------    -----------
                                                     2,082,881      1,174,513
  Less accumulated depreciation and amortization (a)   496,677        379,741
                                                    ------------    -----------
                                                     1,586,204        794,772
     Construction in progress                           95,673        144,831
                                                    -------------   -----------
                                                   $ 1,681,877     $  939,603
                                                   ==============  =============

     (a) Includes accumulated amortization related to assets under capital leases of $5,051,000 at December 31, 1996.

Expenditures for maintenance and repairs (excluding the amortization of turnaround costs) were $135,006,000, $102,552,000, and $89,513,000 for 1996,
1995, and 1994, respectively.


8.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      (THOUSANDS OF DOLLARS)                                 1996         1995

     Accrued taxes other than income taxes               $ 106,852        $ 64,122
     Accrued compensation and related benefits              67,382          15,759
     Other accrued liabilities                              85,040          14,197
     Money orders outstanding (Note 2)                      37,361
     Acquisition-related liability (a)                                      37,841
     Dividends payable                                       7,424           5,930
     Short-term borrowings (b)                                              20,000
     Other                                                  62,125           7,771
                                                        -------------     -----------
                                                      $    366,184       $ 165,620
                                                      ===============   =============

     (a) Acquisition related liabilities consist primarily of a negotiated settlement of participation payments that were paid in 1996.

     (b) At December 31, 1995, the short-term borrowings represent the outstanding balance due under various uncollateralized lines of credit, with interest at alternative rates at the Company's option.

9.     REVOLVING CREDIT FACILITY

On April 8, 1996, the Company entered into an amended and restated revolving credit agreement that expires on March 31, 2000 (the "Revolving Credit Facility"). The Revolving Credit Facility provides the Company with a $600,000,000 uncollateralized revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. The Revolving Credit Facility bears interest at the option of the Company at one of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for each rate option. A commitment fee on the unused portion of the facility is also due. The incremental margin and commitment fee are dependent on the credit rating of the First Mortgage Bonds (Note 10). The Company's former $450,000,000 revolving credit facility was a collateralized agreement, expiring in April 1998, that restricted borrowings to a percentage of a borrowing base (the "Collateralized Revolving Credit Facility").

Utilization of the Revolving Credit Facility and the Collateralized Revolving Credit Facility as of December 31, 1996 and 1995 was as follows:

     (THOUSANDS OF DOLLARS)                      1996                  1995
     Cash borrowings outstanding              $    -            $    45,000
     Letters of credit                         112,113               90,055
                                               ---------         ------------
     Total utilization                         112,113              135,055
     Availability                              487,887              314,945
                                              -----------        -------------
                                            $  600,000            $ 450,000
                                            =============        =============

10.    LONG-TERM DEBT

     (THOUSANDS OF DOLLARS)                     1996                1995
     Collateralized debt:
         First Mortgage Bonds (a)             $ 300,000         $   300,000
         Exchange Bonds (b)                     150,000             150,000
         Real estate installment purchase
          note (c)                               54,821
         Other                                    4,378               4,807
     Uncollateralized debt:
         7% Notes (d)                           125,000             125,000
         7.625% Notes (e)                       240,000
         Other                                      522
     Capital leases (f)                          65,311
                                               ------------      -------------
                                                940,032              579,807
     Less current installments                  113,200                  771
                                              -------------      -------------
                                             $  826,832           $  579,036
                                            ===============      =============

     (a) In March 1992, the Company issued $300,000,000 of mortgage bonds (the "First Mortgage Bonds"), comprised of $100,000,000 of 9% Series A Bonds due March 15, 1997 and $200,000,000 of 9.625% Series B Bonds due March 15, 2002. Interest on the First Mortgage Bonds is payable each March 15 and September 15. The First Mortgage Bonds are noncallable and are collateralized by the Avon Refinery and certain related assets.

     (b) In connection with the acquisition of the Bayway Refinery in April 1993, the Company issued in a private placement $150,000,000 of 8.25% mortgage bonds (the "Bayway Bonds") due May 15, 2003, guaranteed by the Bayway Refining Company, a wholly-owned subsidiary of Tosco ("Bayway"), with interest payable semi-annually on May 15 and November 15. The Bayway guarantee is collateralized by the Bayway Refinery and related assets and a guarantee of Tosco. Effective July 7, 1993, the Bayway Bonds were exchanged for a new series of publicly traded 8.25% First Mortgage Bonds (the "Exchange Bonds"), the terms of which are substantially identical to the Bayway Bonds.

     (c) In the year 2007, the Company will receive title to approximately 200 convenience stores that it currently operates in various states. Future payments under the real estate installment purchase agreement, totaling $89,619,000 at December 31, 1996, have been discounted at 9%.

     (d) In July 1995, the Company filed a registration statement for the issuance, from time to time, of up to $250,000,000 of uncollateralized debt securities on terms determined by market conditions at the time of issuance. On July 12, 1995, $125,000,000 of the authorized debt securities were issued under the registration statement as 7% uncollateralized, noncallable notes due July 15, 2000 (the "7% Notes"). Semi-annual interest payments on the 7% Notes began January 15, 1996. The proceeds from the public offering, net of costs, were used to repay indebtedness under the Collateralized Revolving Credit Facility.

     (e) In May 1996, the Company issued $240,000,000 of 7.625% unsecured notes due May 15, 2006 (the "7.625% Notes"). Semi-annual interest payments on the 7.625% Notes began November 15, 1996. The proceeds from the public offering, net of costs, were used to pay a portion of the purchase price for the acquisition of Circle K.

     (f) The Company's capital lease obligations are collateralized primarily by retail marketing and related assets and mature at varying dates through 2019. The carrying value of the assets under capital lease arrangements approximates the capital lease obligation.

 The debt agreements, including the Revolving Credit Facility (Note 9), contain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, acquire its own equity securities, and make investments in certain subsidiaries, and discretionary capital expenditures. They also require the maintenance of minimum financial ratios and net worth levels. At December 31, 1996, the Company was in compliance with all debt covenants.

At December 31, 1996 future maturities relating to long-term debt were as follows:

                                           LONG-TERM                    CAPITAL
     (THOUSANDS OF DOLLARS)                DEBT                         LEASES             TOTAL
     1997 (a)                            $    103,016                   $16,172            $ 119,188
     1998                                       3,224                    13,992               17,216
     1999                                       3,320                     8,376               11,696
     2000                                     128,446                     5,315              133,761
     2001                                       3,696                     5,436                9,132
     Thereafter                               633,019                    79,087              712,106
                                       ---------------                ----------          ----------
     Total future maturities                  874,721                   128,378            1,003,099
     Less imputed interest                                               63,067               63,067
                                        --------------                ----------          ----------
     Present value of future maturities  $    874,721             $      65,311         $    940,032
                                        ==============             =============        ============

     (a) Current maturities of long-term debt and capital leases, excluding imputed interest, are $113,200,000.

11. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED SECURITIES

In December 1996, Tosco Financing Trust (the "Trust"), a Delaware business trust, all of whose common securities are owned by Tosco, issued, in a private placement, 6,000,000 shares of 5.75% Company-Obligated, Mandatorily Redeemable, Convertible Preferred Securities (the "Trust Convertible Preferred Securities"). The net proceeds from the Trust Convertible Preferred Securities of approximately $291,000,000 were used to purchase an equal amount of 5.75% Convertible Junior Subordinated Debentures of Tosco due on December 15, 2026 (the "Convertible Debentures"). The sole assets of the Trust are the Convertible Debentures, guaranteed by Tosco. The Trust Convertible Preferred Securities represent preferred undivided interests in the Trust's assets, with a liquidation preference of $50 per security, for a total liquidation preference of $300,000,000.

Distributions on the Trust Convertible Preferred Securities are cumulative and payable, at the annual rate of 5.75% of the liquidation amount, quarterly in arrears, commencing on March 15, 1997. The Company has the option to defer payment of the distributions for an extension period of up to five years if it is in compliance with the terms of the Trust Convertible Preferred Securities. Interest at 5.75% will accrue on such deferred distribution throughout the extension period. The Trust Convertible Preferred Securities are convertible, at the option of the holder, at any time after March 15, 1997 into 1.51899 shares of Common Stock, equivalent to a conversion price of approximately $32.92 per share of Common Stock, subject to adjustment in certain events. The Trust Convertible Preferred Securities do not have a stated maturity date, although they are mandatorily redeemable upon the repayment of the Convertible Debentures to the Trust, but not before December 18, 1999. The redemption price decreases from 104.025% of the liquidation preference in 1999 to 100% of the liquidation preference in 2006 and thereafter.


12.    CAPITAL STOCK

The Company is presently authorized to issue 12,000,000 shares of Tosco Corporation preferred stock, par value $1.00 per share, ("Preferred Stock"). At December 31, 1996 and 1995, no shares of Preferred Stock were issued or outstanding.

The Company has paid a regular quarterly cash dividend on its Common Stock since the third quarter of 1989. The Company increased its quarterly dividend payment by $.01 (pre-split and $.0033 post-split) to $.17 (pre-split and $.00567 post-split) per share effective with the fourth quarter of 1996 (Note 19).

The Company issued 19,476,255 (post-split) shares of Common Stock in connection with the acquisition of Circle K (Note 3).


13.    STOCK OPTION PLANS

The Company has two stock option plans, the 1989 Stock Incentive Plan (the "1989 Plan") and the 1992 Stock Incentive Plan (the "1992 Plan"), that reserve shares of Common Stock for issuance to key employees, consultants, and non-employee directors. The 1989 Plan and 1992 Plan provide for the grant of a maximum of 3,840,000 (post-split) and 6,600,000 (post-split) shares of Common Stock, respectively, in the form of stock options, restricted stock awards, and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986), or as nonqualified options, including nonqualified stock options whose purchase price or vesting requirements are based on the employee's achievement of established performance objectives. Options may be exercised only within ten years from the date of grant. The exercise price of nonqualified stock options is determined by the Compensation Committee of the Board of Directors and may be less than the fair value of Common Stock on the date of grant. Awards under the 1989 Plan and 1992 Plan may be granted until March 7, 1999 and March 13, 2002, respectively. Subject to severance agreements with certain employees (Note 17), one-third of the options may be exercised at any time following the first anniversary of the date of grant and an additional one-third after each of the second and third anniversaries.

 Information (post-split) regarding the 1989 Plan and 1992 Plan for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                     1996                           1995                   1994
                                            SHARES          PRICE (A)       SHARES      PRICE (A)    SHARES     PRICE (A)
 Options outstanding , beginning of year   7,149,498        $  9.09         5,925,798   $ 8.33       4,857,897  $ 7.55
 Granted - 1989 Plan (b)                                                       56,001    11.96         495,000    9.75
 Granted - 1992 Plan (b)                     949,500          16.58         1,898,748    10.97         861,000   10.13
 Exercised                                (1,045,446)          8.79          (610,797)    7.71        (268,599)   6.37
 Expired or canceled                         (18,903)         11.41          (120,252)    9.59         (19,500)  10.10
                                          -------------                    -----------               ----------
 Options outstanding, end of year          7,034,649          10.14         7,149,498     9.09       5,925,798    8.33
                                          =============                    ============              ==========

 Options exercisable, end of year          4,467,837           8.54         3,904,749     8.09       3,208,800    7.73
                                          =============                    ============              ==========
 Shares available for future grant          989,907                         1,920,504                  755,001
                                          =============                    ============              ==========

 (a)     Weighted average post-split price per share.

 (b) All options were granted with an exercise price equal to the average market price of Common Stock on the grant date.

   Information (post-split) regarding the 1989 Plan and 1992 Plan as of December 31, 1996 is as follows:

                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                       SHARES        PRICE (A)    LIFE (B)         SHARES             PRICE (A)
Exercise price range:
 $4.94 per share to $10.00 per share    4,147,848    $  8.24      65 months         3,686,176         $ 8.06
 $10.01 per share to $15.00 per share   2,244,801      11.23      99 months           781,661          10.84
 $15.01 per share to $19.73 per share     642,000      18.58     114 months
                                       -----------                                 -----------
                                        7,034,649      10.14      80 months         4,467,837           8.54
                                      =============                                ===========

(a)    Weighted average post-split price per share.

(b)   Weighted average remaining contractual life.


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had the Company elected to adopt the recognition provisions of SFAS No. 123, net income and fully diluted earnings per share would have been reduced by $3,550,000 ($.03 per post-split share) and $2,785,000 ($.02 per post-split share) for 1996 and 1995, respectively.

The fair value of options granted in 1996 and 1995 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 2%; expected volatility of 25%; risk free interest rate of 6.5%; and expected lives of three to nine years.

 14.     EMPLOYEE BENEFIT AND INCENTIVE COMPENSATION PLANS

Pension Plans

The Company has non-contributory, defined benefit pension plans covering substantially all employees located at the Avon and Bayway Refineries and its union employees at the Ferndale Refinery (collectively, the "Pension Plans"). Benefits under the Pension Plans are generally based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Contributions to the Pension Plans are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than the amount deductible for federal income tax purposes. The Pension Plans' assets are managed by major financial institutions and invested in high-quality equity securities, guaranteed investment contracts, corporate and government debt securities, and real estate equity funds. The Company's funded status and prepaid pension asset, using end of year actuarial assumptions, consist of the following at December 31, 1996 and 1995:

  (THOUSANDS OF DOLLARS)                             1996               1995
Net assets at fair value                        $  78,115           $  63,538
Less actuarial present value of
    accumulated benefit obligation:
         Vested benefits                          (63,420)            (48,457)
         Nonvested benefits                        (2,665)             (2,232)
                                                -----------         -----------
Assets in excess of accumulated benefit
   obligation                                  $   12,030           $  12,849
                                              =============         ===========
Net assets at fair value                       $   78,115           $  63,538
Projected benefit obligation for
  services rendered to date                       (90,849)            (77,011)
                                              -------------        ------------
Projected benefit obligation in
  excess of net assets                            (12,734)           (13,473)
Unrecognized prior service costs                    9,132              9,776
Unrecognized net loss                               2,434               3,044
Unrecognized net transition cost,
   amortized over 15 years                          1,438               1,726
                                              -------------       ------------
Prepaid pension asset                         $       270           $   1,073
                                              ==============      =============

Net pension cost, using beginning of the year actuarial assumptions, for the years ended December 31, 1996, 1995, and 1994 consists of the following:

(THOUSANDS OF DOLLARS)                   1996           1995              1994
Service cost                        $  6,336          $  4,475        $  5,284
Interest cost                          5,625             4,568           4,283
Actual return on plan assets          (9,980)          (11,617)           (450)
Net amortization and deferral          6,096             8,924          (1,715)
                                 ---------------   --------------    ----------
Net pension cost                   $   8,077        $    6,350        $  7,402
                                 ==============    ==============    ==========

The major assumptions used to calculate the accumulated benefit obligation, projected benefit obligation, and net pension cost for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                      1996      1995      1994
 Assumed discount rate                                7.5%      7.0%      8.25%
 Assumed rate of future compensation increase         5.0       5.0       5.0
 Expected rate of return on plan assets               7.5       7.5       7.5

In connection with the Company's acquisitions of the Bayway and Ferndale Refineries in 1993, pension benefits were extended to certain employees previously employed by the former owners. Pension benefits granted provide for recognition of past employees' service, but benefits accrued through the respective acquisition dates will be paid by their former employers. Benefits are payable at the normal retirement age of 65, with reduced benefits for early retirement (as defined).

 The Company has a Senior Executive Retirement Plan ("SERP") that provides retirement benefits to selected senior executives and their beneficiaries. SERP provisions of $2,079,000, $1,265,000, and $1,855,000 were included in selling, general and administrative expenses in 1996, 1995, and 1994, respectively.

Employee and Retiree Benefit Plans

The Company provides health care and life insurance benefits for all employees and postretirement health care and life insurance benefits for certain employees (primarily employees at the Avon Refinery and, effective January 1, 1997 at the Bayway Refinery). Health care benefits for eligible employees and retirees are provided through insurance companies whose premiums are based on the benefits paid during the year. The health care plans are contributory, with employee/retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plans are noncontributory.

The Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" on January 1, 1992, at which time the Company's accumulated postretirement benefits obligation was estimated to be $32,661,000. In view of the escalating costs of medical care, the retiree benefit plans were revised to, among other things, limit the Company's future obligation to absorb health care increases.

The Company's accrued postretirement benefit liability, using end of year actuarial assumptions, consists of the following at December 31, 1996 and 1995:

(THOUSANDS OF DOLLARS)                                    1996           1995
Net assets (insurance contracts) at fair value          $ 5,039       $  5,266
Less accumulated postretirement benefit
  obligation ("APBO"):
    Retirees                                             11,364         12,045
    Fully eligible active plan participants               1,949          1,920
    Other active plan participants                        2,380          2,226
                                                       ----------     ---------
    APBO in excess net assets                            10,654         10,925
    Unrecognized net gain                                 8,556          8,837
    Unrecognized net transition obligation,
       amortized over 20 years                          (14,007)       (14,941)
                                                      ------------    ---------
    Accrued postretirement benefit liability           $  5,203       $  4,821
                                                     =============    =========

Net postretirement benefit cost, using beginning of the year actuarial assumptions, for the years ended December 31, 1996, 1995, and 1994 consists of the following:

(THOUSANDS OF DOLLARS)                    1996        1995               1994
Service cost                          $   202       $  165             $    330
Interest cost                           1,085        1,077                1,702
Actual return on plan assets             (251)        (463)                  41
Amortization of transition obligation
  over 20 years                           934          934                  934
Net amortization and deferral            (955)      (1,131)                (377)
                                     -----------   ---------------  -----------
Net postretirement benefit cost      $  1,015      $   582           $    2,630
                                 ===============   ==============   ===========

The major assumptions used to calculate the APBO and net postretirement benefit cost for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                         1996              1995         1994
Assumed discount rate                  7.50%              7.00%        8.25%
Current year health care cost
  trend rate (a)                       7.80%              7.80%       (2.60)%
Ultimate health care cost trend rate   5.50%              5.50%        5.50%
Year ultimate trend rate is achieved   2002               2002         2002
Expected rate of return on plan assets 5.50%              5.50%        5.50%

 (a) The negative trend rate for 1994 was a result of premium rate reductions.

 A 1% increase in the health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1996 and 1995 by $907,000 and $995,000, respectively, and increased the aggregate of service and interest cost for 1996, 1995, and 1994 by $88,000, $80,000, and $136,000,
respectively.

Savings Plans

The Tosco Corporation Capital Accumulation Plan (the "CAP") and The Circle K Cash Plus Plan (the "CKCPP") have been established for all eligible employees of Tosco and Circle K, respectively. Participants may make, within certain limitations, voluntary contributions under Section 401(k) of the Internal Revenue Code of a percentage of their compensation. The Company makes matching contributions based upon years of contributory participation, as defined under the CAP and CKCPP, for employees who elect to make certain specified and minimum contributions. In addition, eligible employees of the CAP receive an additional contribution equal to 5% of their compensation, up to $150,000 in 1996, 1995, and 1994, in lieu of pension plan benefits. Participants of the CAP are immediately vested in both their voluntary and the Company contributions. Participants of the CKCPP are immediately vested in their voluntary contributions and vest in the Company contribution proratably over a five year period. Contributions by the Company to the CAP for the years ended December 31, 1996, 1995, and 1994 were $8,602,000, $7,837,000, and $7,146,000, respectively.
Contributions by the Company to the CKCPP for the year ended December 31, 1996 were $915,000.

Management Incentive Plan

The Tosco Corporation Cash Incentive Plan (the "CIP") has been established for members of middle and senior management. The CIP sets forth discretionary and other awards computed as a variable percentage of a participant's base salary, which percentage is dependent upon pre-tax income, as defined, of the respective participant's operating division. The Company also has a bonus plan for senior executives, who are not participants in the CIP, based on the Company's per share pre-tax income, as defined. Results of operations for the years ended December 31, 1996, 1995, and 1994 include incentive compensation of $33,028,000, $13,175,000, and $6,800,000, respectively, of which $25,528,000, $10,203,000, and $5,350,000, respectively, were included in selling, general, and administrative expenses. Special bonuses totaling $3,102,000 and $2,200,000 were also awarded to union and other employees not covered by management incentive plans during 1996 and 1995, respectively.


15.    INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1995, and 1994 is summarized below:

(THOUSANDS OF DOLLARS)                    1996       1995           1994
     Current:
         Federal                       $  50,720    $ 9,005       $ 10,774
         State                            16,959      3,669          7,362
         Foreign                             246        602
                                   --------------  ---------     ------------
     Total current                        67,925     13,276         18,136
                                   --------------  ---------     -------------
     Deferred:
         Federal                          29,577     32,171         36,073
         State                             3,294      4,934         (1,339)
                                   --------------  ---------     -------------
     Total deferred                       32,871     37,105         34,734
                                   --------------  ---------     --------------
     Adjustments                   --------------  ---------        (2,864)
                                    $    100,796   $ 50,381       $ 50,006
                                   ==============  =========      =============

 A reconciliation of the provision for income taxes for the years ended December 31, 1996, 1995, and 1994 to income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

(THOUSANDS OF DOLLARS)                            1996       1995       1994 (A)
Income taxes at the statutory rate            $  86,479     $ 44,604   $ 46,847
State income taxes, net of Federal benefit       13,164        5,799      6,023
Amortization of intangible assets                 2,339
Adjustments and other                            (1,186)         (22)   (2,864)
                                          ----------------  --------- ---------
                                             $  100,796     $ 50,381   $50,006
                                          ================  ========= =========

(a) The 1994 income taxes reflect a 1.5% reduction in the effective state income tax rate and a recognition of $2,900,000 of revised income tax benefits relating to the Company's former activities.

Temporary differences between financial and income tax reporting, loss carryforwards, and tax credit carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


(THOUSANDS OF DOLLARS)                                  1996                 1995
Deductible temporary differences:
  Accounts receivable                                   $    (11,208)        $  (8,523)
  Accrued expenses and other current liabilities             (88,576)          (38,049)
  Capital leases                                             (41,190)
  Accrued environmental costs                                (49,852)          (34,379)
  Accrued postretirement benefit liability                    (5,739)           (5,021)
  Noncurrent liabilities                                     (74,917)
  Other                                                      (23,065)          (11,800)
  Deferred state income taxes (a)                            (10,737)           (6,868)
                                                           ------------       ----------
                                                            (305,284)         (104,640)
                                                           ------------       ----------
Net operating loss carryforwards                                               (24,000)
                                                           ------------       -----------
Taxable temporary differences:
  Inventories                                                 67,542            64,012
  Property, plant, and equipment                             297,167           165,059
  Deferred turnarounds                                        22,915            34,704
  Intangible assets (primarily tradenames)                    89,343
  Other                                                       32,025             7,108
                                                           ------------        ----------
                                                             508,992           270,883
                                                           ------------        ----------
Net temporary differences and NOL carryforwards            $ 203,708         $ 142,243
                                                          =============      ============
Federal income taxes at 35%                                $  71,298         $  49,785
Investment tax credit carryforwards (b)                         (299)          (17,197)
Alternative minimum tax credit carryforward (c)              (29,555)          (13,575)
                                                           ------------      -------------
Net Federal deferred tax liability                            41,444            19,013
Net state deferred tax liability (a)                          10,737             6,868
                                                          ------------      --------------
Total net deferred tax liability                              52,181            25,881
Current portion (deferred tax asset) (d)                      28,121             4,558
                                                          ------------      ------------
Noncurrent portion (deferred tax liability)               $   80,302          $ 30,439
                                                          ============      ============
(a)  Deferred state income tax liabilities are provided for temporary differences, primarily differences between the book and tax bases of property, plant, and equipment.

     (b) The investment tax credit carryforwards expire in 2008.

     (c) The alternative minimum tax credit (AMT) carryforwards may be carried forward indefinitely.

     (d) The Company believes that it is more likely than not that the deferred tax assets will be realized based upon future reversals of existing taxable temporary differences and the expected continuation of profitable results of operations.

16.     LEASES

The Company distributes petroleum products throughout its marketing areas through a combination of owned and leased terminals. Leases for the Riverhead product distribution terminal and the Northville Industries oil distribution system, both in Long Island, New York, expire in 1997 and 2002, respectively. The Company has the option to purchase the Riverhead product distribution terminal at its fair value at the end of the lease. Leases for two major West Coast product distribution terminals expire in 2001. Other product distribution terminal leases are generally for short periods of time and continue in effect until canceled by either party with contracted days of notice. The product distribution terminal leases, other than the Long Island leases, are subject to escalations based on various factors. The Company subleases a portion of its leased product distribution terminals. The Company has a five year lease expiring in 1999, with options to renew for two additional five year periods, for approximately 3,600,000 barrels of storage capacity at a terminal at Point Tupper, Nova Scotia.

During August 1996, the Company entered a five year lease, with a two year renewal option, for the solvent deasphalting unit ("SDA") at the Bayway Refinery. The SDA processes low-value residual fuel to produce feedstock for the Bayway fluid catalytic cracking unit and reduces the amount of high-cost feedstocks that Bayway purchases from third parties.

The Company leases the majority of its stores and certain other property and equipment. The store leases generally have primary terms of up to 25 years with varying renewal provisions. Under certain of these leases, the Company is subject to additional rentals based on store sales as well as escalations in the minimum future lease amount. The leases for other property and equipment are for terms of up to 15 years. Most of the Company's lease arrangements provide the Company an option to purchase the assets at the end of the lease term. The Company may also cancel certain of its leases provided that the lessor receives minimum sales values for the leased assets. Most of the leases require that the Company provide for the payment of real estate taxes, repairs and maintenance, and insurance.

The Company has long-term leases with special purpose entities for the land and equipment at the Company's BP California and Exxon Arizona sites. These leases provide the Company the option to purchase, at agreed-upon contracted prices,
(a) not less than all of the leased assets at annual anniversary dates, and (b) a portion of the leased assets for resale to unaffiliated parties at quarterly lease payment dates. The Company may cancel the leases provided that lessors receive minimum sales values for the assets. The contracted purchase option price and minimum guaranteed sales values decline over the term of the leases. Minimum annual rentals vary with a reference interest rate (LIBOR) and assume that the Company exercises its lease renewal options. In addition, the Company assumed certain existing leases of property and equipment with expiration dates through 2011, and subleases with expiration dates through 1998, in connection with the BP California and Exxon Arizona sites.

At December 31, 1996, future minimum obligations under non-cancelable operating leases and warehousing agreements are as follows:

(THOUSANDS OF DOLLARS)
   1997                                                $    119,436
   1998                                                      90,227
   1999                                                      85,305
   2000                                                      78,776
   2001                                                     188,351 (a)
   Thereafter                                               381,289
                                                        -------------
                                                            943,384
  Less future minimum sublease income                        28,882
                                                        -------------
                                                       $    914,502
                                                      ===============

(a) Includes guaranteed residual payments totaling approximately $125,000,000 due at the end of the lease terms which would be reduced by the fair market value of the leased assets.

Net rental expense for the years ended December 31, 1996, 1995, and 1994 consists of the following:

(THOUSANDS OF DOLLARS)                         1996         1995         1994
Minimum rental and warehousing charges       $ 98,863     $ 65,672    $ 54,986
Contingent rental and warehousing charges      25,746       15,022       6,952
                                            ----------   ----------   ---------
                                              124,609      80,694       61,938
Less sublease rental income                    35,001      27,269       21,214
                                            ----------  -----------   ---------
                                          $    89,608    $ 53,425    $  40,724
                                          ============  ===========  ==========


17.    COMMITMENTS AND CONTINGENCIES

The Company is subject to extensive federal, state, and local environmental laws and regulations relating to its petroleum refining, distributing and marketing operations. These laws and regulations, which are complex, change frequently and are subject to differing interpretations, regulate the discharge of materials into the environment. The Company is currently involved in a number of environmental proceedings and discussions regarding the removal and mitigation of the environmental effects of subsurface liquid hydrocarbons and alleged levels of hazardous waste at certain of its refineries and other locations, including a site on the Superfund National Priorities List.

In July 1993, outstanding litigation concerning environmental issues was settled with the predecessor owners of the Avon Refinery (the "Settlement Agreement"). Under the Settlement Agreement, the former owners agreed to pay up to $18,000,000 for one-half of the costs that may be incurred for compliance with certain environmental orders and to provide the Company with a $6,000,000 credit for past expenses (which the Company uses to reduce its one- half share of costs). After the initial term of the Settlement Agreement (the later of four years or until the $36,000,000 shared cost maximum is expended), the parties may elect to continue the Settlement Agreement or to reinstate litigation. The Company and the former owners have established a committee to review and approve expenditures for environmental investigative and remediation actions at the Avon Refinery. Through December 31, 1996, the committee has spent approximately $3,100,000 on such matters. Remedial actions are subject to negotiation with governmental agencies, and therefore the timing and amount of future cash expenditures is uncertain. In addition, further investigative work and negotiations with the governmental agencies may result in additional remediation actions which the Company cannot presently predict. The Company has not relinquished its right to make claims for reimbursement of future costs and is not required to reimburse amounts received under the Settlement Agreement. The Company received $3,474,000 in 1994 in partial settlement of litigation cost reimbursement claims and, during 1996, settled one of its remaining claims with the insurance carriers.

By agreement, Exxon is responsible for environmental obligations related to or arising out of its ownership and operation of the Bayway Refinery, purchased by the Company in April 1993, as will be set forth in a list to be prepared under administrative consent orders between Exxon and the State of New Jersey. Bayway has the right, for a period of one year following the expected 1997 completion date of such list, to add additional items to the list. Responsibility for clean-up projects thereafter identified will be shared by Exxon and the Company based on their respective length of ownership. The Company has also received indemnifications with respect to environmental obligations arising out of or relating to the period prior to the respective acquisition dates of the Ferndale Refinery, the Trainer Refinery, and retail assets in the Pacific Northwest and Northern California from BP, and the Arizona retail properties from Exxon.

Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. While the Company believes that it has adequately provided for environmental exposures, should these matters be resolved unfavorably to the Company, they could have a material adverse effect on its long-term consolidated financial position and results of operations.

 There are various other legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages that in the aggregate would be material to the business or operations of the Company.

The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. The Company's potential minimum obligation to eight officers was $6,463,000 at December 31, 1996.

The Company, in keeping with industry practice, schedules periodic maintenance of major processing units for significant non-routine repairs and replacements (turnarounds) as the units reach the end of their normal operating cycles. Unscheduled turnarounds also occur because of operating difficulties or external factors. Throughput and earnings are lowered, and deferred turnaround expenditures increased, during such periods.

The Company has contracted to purchase up to 35,000,000 cubic feet per day of hydrogen and steam and to provide utilities, wastewater disposal, and other services to a hydrogen production facility (the "Hydrogen Supply Agreement"). The hydrogen facility is located at the Avon Refinery on property leased from the Company and is owned and operated by a third party. The Hydrogen Supply Agreement can be terminated under certain circumstances upon payment of a stipulated fee (which decreases over the term of the agreement).

To control costs and improve delivery reliability, the Company entered into a 12 year time charter agreement with Neptune Orient Lines commencing after completion of construction of four 100,000 DWT crude oil tankers. The first tanker was delivered in June 1996 with the last tanker scheduled for delivery in the first quarter of 1997. The tankers are expected be utilized for the movement of crude oil from the Point Tupper storage facility to Bayway or other locations or in direct shipments from suppliers.


18.    SUPPLEMENTAL CASH FLOW INFORMATION

                                           1996          1995          1994
(THOUSANDS OF DOLLARS)
Cash paid during the year for:
  Interest, net of amounts capitalized  $ 87,349        $ 58,263      $ 54,059
  Income taxes                            72,213           5,777         9,981

Detail of acquisitions:
  Fair value of assets acquired     $  1,598,108
  Liabilities assumed                   (794,545)
  Common Stock issued                   (327,039)
                                    --------------
  Net cash paid for acquisitions         476,524
  Cash acquired in acquisitions           32,466
                                    ---------------
  Cash paid for acquisitions        $    508,990
                                    =============

19.     SUBSEQUENT EVENTS

76 Products Company

On December 14, 1996, the Company executed a definitive agreement (the "Unocal Agreement") with Unocal Corporation ("Unocal") to acquire certain assets of the 76 Products Company (a division of Unocal) for a purchase price of approximately $1,400,000,000, plus the value of inventories as of the closing date (the "76 Products Acquisition"). In addition, Unocal will be entitled to receive contingent participation payments over the next seven years, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins improve. For a period of 25 years, Unocal will be responsible for all environmental liabilities arising out of or relating to the period prior to closing, except that the Company will pay the first $7,000,000 of such environmental liabilities each year, plus 40% of any amount in excess of $7,000,000 per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that the Company may have to pay in total for the 25 year period for such environmental liabilities is limited to $200,000,000. Environmental liabilities assumed by the Company pursuant to the 76 Products Acquisition will be accrued for in the opening balance sheet.

The assets to be acquired from Unocal include two petroleum refining systems, comprised of four sites in California with an aggregate throughput capacity of approximately 250,000 barrels per day; a retail gasoline system, consisting of approximately 1,350 76-branded gasoline stations (approximately 1,100 of which are company-controlled) which currently sells over 100,000 barrels of gasoline and diesel fuel per day; a distribution system comprised of 13 company-owned oil storage terminals; three modern American-flag 40,000 deadweight-ton tankers; 1,500 miles of crude oil and product pipeline; the worldwide rights to the "76" and "Union 76" brands (together with the distinctive orange ball logo) in the petroleum refining and marketing businesses, except for pre-existing license grants relating to 76 Truckstops and to Uno-Ven; and Unocal's lubricants manufacturing, distribution, and marketing business.

Consummation of the 76 Products Acquisition is subject to a number of conditions, including governmental regulatory approval. This acquisition is presently scheduled to close around March 31, 1997. There is no assurance that the 76 Products Acquisition will be consummated.

Pursuant to the Unocal Agreement, on January 15, 1997, the Company deposited into an escrow account $600,000,000 in cash, a $400,000,000 letter of credit and a stock purchase agreement requiring the Company to issue shares of Common Stock to Unocal on the 76 Products Acquisition consummation date equal to $400,000,000, based on the Common Stock market price at that time. Upon consummation of the 76 Products Acquisition, the escrow account will be closed and Unocal will receive $1,000,000,000 and Common Stock and the Company will receive all interest earned on the escrow funds. The Company has the option to substitute cash of $400,000,000 for the Common Stock.

Note and Debenture Offering

On January 14, 1997, the Company issued $200,000,000 of 7.25% Notes due on January 1, 2007, $300,000,000 of 7.80% Debentures due on January 1, 2027, and $100,000,000 of 7.90% Debentures due on January 1, 2047 (collectively the "Notes and Debentures"). Interest on the Notes and Debentures is payable each January 1 and July 1, commencing on July 1, 1997. The Notes and Debentures are non-redeemable, except that if the Unocal Agreement is terminated or the 76 Products Acquisition is not consummated on or prior to June 30, 1997, the Notes and Debentures are redeemable at 103% of the principal amount plus accrued interest. The Notes and Debentures are uncollateralized. The proceeds received will be used to pay a portion of the purchase price for the 76 Products Acquisition and were placed in escrow pursuant to the Unocal Agreement.

Capital Stock

At a special meeting of the Company's Shareholders on February 12, 1997 an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 was approved.

On February 3, 1997, the Company increased its quarterly Common Stock dividend to $.06 per post-split share.

In February 1997, the Company declared and distributed a 3-for-1 Common Stock split. The number of shares, per share prices, and earnings per share amounts have been restated to reflect the 3-for-1 stock split.

Revolving Credit Facility

On January 14, 1997, the Revolving Credit Facility was amended and restated to increase the maximum borrowing capacity to $1,000,000,000.

Shelf Registration Statement

In January 1997, the Company filed a shelf registration statement providing for the issuance of up to $1,500,000,000 aggregate principal amount of its securities. The securities issued may consist of (1) one or more series of debentures, notes or other uncollateralized forms of indebtedness ("Debt Securities"), (2) shares of its Common Stock, (3) shares of its Preferred Stock, and (4) shares of preferred stock represented by depository shares ("Depository Shares"). The Debt Securities, Common Stock, Preferred Stock, and Depository Shares may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement.


20.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST              SECOND           THIRD                FOURTH
                                  QUARTER            QUARTER           QUARTER               QUARTER             TOTAL
                                                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
1996 (A)
  Sales                           $ 2,020,023        $ 2,430,740       $ 2,709,388          $ 2,762,460          $ 9,922,611
  Operating contribution               82,611            165,245           170,690              132,847              551,393
  Net income                           23,966             49,638            42,493               30,189              146,286
  Earnings per common and common
    equivalent share (post-split): (c)
     Primary                          $   .21         $      .41       $       .32          $       .22          $      1.16
     Fully diluted                        .21                .41               .32                  .22                 1.15

1995 (B)
Sales                             $ 1,696,319        $ 1,904,038       $ 1,816,846          $ 1,866,848          $ 7,284,051
Operating contribution                 32,146             74,498            82,750               95,356              284,750
Net income (loss)                      (4,273)            20,724            26,844               33,763               77,058
Earnings per common and common
  equivalent share (post-split): (c)
    Primary                        $    (.04)        $       .18      $        .24           $      .30          $      .69
    Fully diluted                       (.04)                .18               .24                  .30                 .68

     (a) Results of operations for the second quarter of 1996 include a pre-tax charge of $13,500,000 ($8,168,000 after tax and $.06 per fully diluted post-split share) for the consolidation of the retail marketing division following the acquisition of Circle K.

     (b) Results of operations for the 1995 first and second quarters include a pre-tax charge of $2,200,000 and $3,000,000, respectively, related to a major expense reduction program at the Avon Refinery.

     (c) Earnings per common and common equivalent share calculations for each quarter were based on the weighted average number of post-split shares and equivalent shares outstanding for that quarter. The sum of the quarters may not be equal to the full year amount.

                       TOSCO CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)

          COLUMN A                              COLUMN B                  COLUMN C                 COLUMN D       COLUMN E
                                                                  CHARGED
                                                BALANCE AT      (CREDITED) TO      CHARGED                        BALANCE
                                                BEGINNING         COSTS AND         TO OTHER                     AT END OF
          DESCRIPTION                           OF YEAR           EXPENSES        ACCOUNTS(a)      DEDUCTIONS      PERIOD

Allowance for uncollectible receivables:
   1996                                         $   8,523        $   (224)        $    1,029       $     54      $  9,274
                                                =========        =========        ==========       ========      ========

   1995                                         $   8,392        $    404         $      -         $    273      $  8,523
                                                =========        =========        ==========       ========      ========

   1994                                         $   5,091        $  3,301         $      -         $    -        $  8,392
                                                =========        =========        ==========       ========      ========

(a) The 1996 amount represents the Circle K allowance for uncollectible receivables on May 30, 1996, the acquisition date.

                                                                    EXHIBIT 11

                       TOSCO CORPORATION AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE(a)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                1996           1995           1994

INCOME BEFORE DIVIDENDS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE,
  CONVERTIBLE PREFERRED SECURITIES (USED FOR FULLY DILUTED EARNINGS
  PER SHARE)                                                                $    146,750    $     77,058   $     83,843
Dividends on company-obligated, mandatorily redeemable,
  convertible preferred securities, net of income tax
  benefit                                                                           (464)
                                                                            -------------   ------------   ------------

Net income                                                                       146,286          77,058         83,843
Preferred stock dividend requirements                                                                            (6,293)
                                                                            -------------   ------------   -------------

NET INCOME ATTRIBUTABLE TO COMMON SHARES (USED FOR PRIMARY EARNINGS
  PER SHARE)                                                                $    146,286    $     77,058   $     77,550
                                                                            ============    ============   ============

          PRIMARY EARNINGS PER SHARE

Earning used for computation of primary earnings per share                  $    146,286    $     77,058   $     77,550
                                                                            -------------   ------------   -------------

Weighted average number of shares outstanding during the year                122,857,830     111,179,676    101,577,114
Assumed conversion of common share equivalents                                 2,984,610       1,262,499      1,065,534
                                                                            ------------    ------------   -------------

Weighted average common and common equivalent shares
  used for computation of primary earnings per share                         125,842,440     112,442,175    102,642,648
                                                                            ------------    ------------   -------------

PRIMARY EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                     $       1.16    $       0.69   $       0.76
                                                                            ============    ============   ============

     FULLY DILUTED EARNINGS PER SHARE

Earning used for computation of fully diluted earnings per share            $    146,750    $     77,058   $     83,843
                                                                            ------------    ------------   -------------

Weighted average number of shares outstanding during the year                122,857,830     111,179,676    101,577,114
Assumed conversion of common share equivalents                                 4,329,927       2,034,102      1,065,534
Assumed conversion of preferred stock(b)                                                                      9,582,813
Assumed conversion of company-obligated preferred securities                     405,064
                                                                            ------------    ------------   -------------

Weighted average common and common equivalent shares
  used for computation of fully diluted earnings per share                   127,592,821     113,213,778    112,225,461
                                                                            ------------    ------------   -------------

FULLY DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE               $       1.15    $       0.68   $       0.75
                                                                            ============    ============   ============

(a) In February 1997, Tosco declared and distributed a 3-for-1 stock split. The earnings per share and weighted average shares reflect this stock split.

(b) In August 1994, Tosco called for the redemption on September 26, 1994 of its shares of $4.375 Series F Cumulative Convertible Preferred Stock (Series F Stock). Of the 2,300,000 shares of Series F Stock outstanding, 2,296,644 shares were converted to shares of Common Stock and 3,356 were redeemed.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Tosco Corporation

Our report on the consolidated financial statements of Tosco Corporation and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited Exhibit 99 presented on pages F-29 through F-31 of this Form 10-K.

In our opinion, the Exhibit 99 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.



                                COOPERS & LYBRAND L.L.P.


San Francisco, California
February 28, 1997

Exhibit 99.    Condensed Consolidating Financial Information

The following tables set forth condensed consolidating financial information as of December 31, 1996, 1995 and 1994 and for the years then ended of Tosco, Bayway and Tosco's other subsidiaries. They are provided to meet the reporting and informational requirements of Bayway as guarantor of the 8 1/4% First Mortgage Bonds.


                       TOSCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                             (THOUSANDS OF DOLLARS)


                                            TOSCO            BAYWAY          NONGUARANTEEING
                                           (ISSUER)        (GUARANTOR)        SUBSIDIARIES         ELIMINATIONS       CONSOLIDATED
                                     ---------------      -------------    ------------------     --------------     -------------
          BALANCE SHEET - December 31, 1996

Assets:
Cash and cash equivalents            $    31,383          $    16,410      $    46,625                               $    94,418
Marketable securities
  and deposits                             4,198                8,348           22,692                                    35,238
Other current assets(a)                  268,970              310,878          334,068                  (1,077)          912,839
                                     -----------          -----------      -----------            -------------      -----------
Total current assets                     304,551              335,636          403,385                  (1,077)        1,042,495
Other assets                             851,960              257,788        1,406,948                  (4,366)        2,512,330
Investment in Bayway and other
  subsidiaries                         1,109,906                                                    (1,109,906)              -
Intercompany receivables                    -                    -                                       -
                                     -----------          -----------      -----------            -------------      -----------
Total assets                         $ 2,266,417          $   593,424      $ 1,810,333            $ (1,115,349)      $ 3,554,825
                                     ===========          ===========      ===========            =============      ===========

Liabilities and Shareholders'
  Equity:
Current liabilities                  $   291,561          $   415,648      $   325,297            $      -           $ 1,032,506
Revolving credit facility and
  long-term debt                         714,953                               111,879                                   826,832
Other liabilities                        121,203                  324          209,080                  (5,443)          325,164
Intercompany liabilities (assets)       (231,623)            (126,022)         357,645                    -                 -
Trust convertible preferred
  securities                             300,000                                                                         300,000
Total shareholders' equity             1,070,323              303,474          806,432              (1,109,906)        1,070,323
                                     -----------          -----------      -----------            -------------      -----------
Total liabilities and shareholders'
  equity                             $ 2,266,417          $   593,424      $ 1,810,333            $ (1,115,349)      $ 3,554,825
                                     ===========          ===========      ===========            =============      ===========

     STATEMENT OF INCOME - Year ended December 31, 1996

Sales                                $ 3,689,395          $ 4,185,271      $ 2,047,945            $      -           $ 9,922,611
Cost of sales                          3,428,862            4,009,999        1,932,357                   -             9,371,218
Selling, general and administra-
  tive expenses(b)                        97,089               39,857           65,909                   -               202,855
Consolidation accrual                     13,500                                                                          13,500
Interest expense, net                     36,702               18,176           32,311                   -                87,189
                                     -----------          -----------      -----------            -------------      -----------
Income before income taxes               113,242              117,239           17,368                   -               247,849
Income taxes                              44,814               46,309            9,976                   -               101,099
Dividends on trust convertible
  preferred securities, net of tax           464                                                                             464
                                     -----------          -----------      -----------            -------------      -----------
Net income                           $    67,964          $    70,930      $     7,392            $      -           $   146,286
                                     ===========          ===========      ===========            =============      ===========

(a) Inventories are valued at the lower of cost or market value, which is measured on a consolidated basis.

(b) The condensed consolidating statement of income reflects a partial allocation of corporate selling, general and administrative expense to Bayway and the Nonguaranteeing
     Subsidiaries.  Tosco may revise its allocation method in the future.

                       TOSCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                             (THOUSANDS OF DOLLARS)

                                            TOSCO            BAYWAY          NONGUARANTEEING
                                           (ISSUER)        (GUARANTOR)        SUBSIDIARIES         ELIMINATIONS       CONSOLIDATED
                                     ---------------      -------------    ------------------     --------------     -------------
          STATEMENT OF CASH FLOWS - Year ended December 31, 1996

Cash flows from operating
  activities
Net income                           $   67,964           $   70,930       $     7,392                               $  146,286
Depreciation, amortization, and
  deferred income taxes                 122,209               25,954            69,213                                  217,376
Changes in operating assets and
  liabilities, net                      (49,886)             255,334          (102,028)                                 103,420
Other, net                                  410                                  3,207                                    3,617
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  operating activities                  140,697              352,218           (22,216)                  -              470,699
                                     -----------         -----------       ------------           ------------       ----------
Cash flows from investing
  activities:
Purchase of property, plant,
  equipment, net                        (95,213)             (28,329)          (70,149)                                (193,691)
Increase in deferred turnarounds,
  charges, and other assets, net        (33,776)              (9,633)           11,000                                  (32,409)
Acquisition of Circle K and BP,
  net of cash acquired                 (431,096)                               (45,428)                                (476,524)
Intercompany transfers                   (5,537)            (255,613)          261,150
Intercompany dividend                      -                   2,915            (2,915)
Net change in marketable securities,
  deposits, and other                   (10,802)           (   8,348)            4,452                                  (14,698)
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  investing activities                 (576,424)           (299,008)           158,110                   -             (717,322)
                                     -----------         -----------       ------------           ------------       ----------

Cash flows from financing
  activities:
Proceeds from bond offering             240,000                                                                         240,000
Proceeds from trust convertible
  preferred securities offering         300,000                                                                         300,000
Net borrowings (repayments) under
  short-term bank borrowings and
  revolving credit facilities           (20,000)           ( 45,000)              -                                     (65,000)
Payments under long-term debt
  agreements                              -                                     (8,157)                                  (8,157)
Payment of preacquisition Circle K
  debt                                    -                                   (102,504)                                (102,504)
Dividends paid on common stock          (27,356)                                                                        (27,356)
Other, net                               (3,256)             -                 (11,834)                                 (15,090)
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  financing activities                  489,388            ( 45,000)          (122,495)                  -              321,893
                                     -----------         -----------       ------------           ------------       ----------

Net increase in cash and cash
  equivalents                            53,661               8,210             13,399                   -               75,270
Cash and cash equivalents at
  beginning of year                      10,188               8,200                760                                   19,148
Circle K acquired cash                  (32,466)                                32,466
                                     -----------         -----------       ------------           ------------       ----------
Cash and cash equivalents at
  end of year                        $   31,383          $   16,410        $    46,625            $      -           $   94,418
                                     ==========          ==========        ===========            ============       ==========

                       TOSCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                             (THOUSANDS OF DOLLARS)

                                            TOSCO            BAYWAY          NONGUARANTEEING
                                           (ISSUER)        (GUARANTOR)        SUBSIDIARIES         ELIMINATIONS       CONSOLIDATED
                                     ---------------      -------------    ------------------     --------------     -------------
          BALANCE SHEET - December 31, 1995

Assets:
Cash and cash equivalents            $    10,188          $     8,200      $       760            $                  $    19,148
Marketable securities and
  deposits                                 1,981                                27,144                                    29,125
Other current assets(a)                  227,563              531,888           73,717                                   833,168
                                     -----------          -----------      -----------            -------------      -----------
Total current assets                     239,732              540,088          101,621                                   881,441
Other assets                             802,873              246,103           77,120                  (4,366)        1,121,730
Investment in Bayway and other
  subsidiaries                           259,982                                                      (259,982)
Intercompany receivables                 226,086                                                      (226,086)
                                     -----------          -----------      -----------            -------------      -----------
Total assets                         $ 1,528,673          $   786,191      $   178,741            $   (490,434)      $ 2,003,171
                                     ===========          ===========      ===========            =============      ===========

Liabilities and Shareholders'
  Equity:
Current liabilities                  $   241,166          $   381,323      $    47,802            $                  $   670,291
Revolving credit facility and
  long-term debt                         574,945               45,000            4,091                                   624,036
Other liabilities                         85,452                  648                                   (4,366)           81,734
Intercompany liabilities                                      129,591           96,495                (226,086)
Total shareholders' equity               627,110              229,629           30,353                (259,982)          627,110
                                     -----------          -----------      -----------            -------------      -----------
Total liabilities and shareholders'
  equity                             $ 1,528,673          $   786,191      $   178,741            $   (490,434)      $ 2,003,171
                                     ===========          ===========      ===========            =============      ===========

     STATEMENT OF INCOME - Year ended December 31, 1995

Sales                                $ 3,220,625          $ 3,487,844      $   652,179            $    (76,597)      $ 7,284,051
Cost of sales                          3,047,242            3,374,421          652,088                 (74,450)        6,999,301
Consolidation accrual                      5,200                                                                           5,200
Selling, general, and administra-
  tive expenses(b)                        72,790               28,000           (2,785)                 (2,147)           95,858
Interest expense, net                     35,662               21,709           (1,118)                                   56,253
                                     -----------          -----------      -----------            -------------      -----------
Income before income taxes                59,731               63,714            3,994                                   127,439
Income taxes                              23,637               25,166            1,578                                    50,381
                                     -----------          -----------      -----------            -------------      -----------
Net income                           $    36,094          $    38,548      $     2,416            $                  $    77,058
                                     ===========          ===========      ===========            =============      ===========

          STATEMENT OF CASH FLOWS - Year ended December 31, 1995

Cash flows from operating
  activities
Net income                           $   36,094           $   38,548       $     2,416             $                  $   77,058
Depreciation, amortization, and
  deferred income taxes                 118,843               27,265             2,446                                  148,554
Changes in operating assets
  and liabilities, net                  108,873              120,369           (48,850)                                 180,392
Other, net                                  359                  648               130                                    1,137
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  operating activities                  264,169              186,830           (43,858)                  -              407,141
                                     -----------         -----------       ------------           ------------       ----------
Cash flows from investing
  activities:
Purchase of property, plant,
  equipment, net                       (138,877)             (25,028)          (38,781)                                (202,686)
Increase in deferred turnarounds,
  charges, and other assets, net        (96,657)              (2,182)                                                   (98,839)
Intercompany transfers and dividends    (68,274)             (19,120)           87,394
Transfers to discontinued operations     (1,270)                                                                         (1,270)
Net change in marketable securities
  and deposits                             (511)               8,167            (5,952)                                   1,704
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  investing activities                 (305,589)            (38,163)            42,661                   -             (301,091)
                                     -----------         -----------       ------------           ------------       ----------

Cash flows from financing
  activities:
Proceeds from bond offering             125,000                                                                         125,000
Net borrowings (repayments) under
  short-term bank borrowings and
     revolving credit facilities        (49,500)           (160,000)                                                    (209,500)
Dividends paid on common stock          (23,719)                                                                        (23,719)
Other, net                               (1,705)                                  (771)                                  (2,476)
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  financing activities                   50,076            (160,000)              (771)                  -             (110,695)
                                     -----------         -----------       ------------           ------------       ----------

Net increase (decrease) in cash
  and cash equivalents                    8,656             (11,333)            (1,968)                  -               (4,645)
Cash and cash equivalents at
  beginning of year                       1,532              19,533              2,728                                   23,793
                                     -----------         -----------       ------------           ------------       ----------
Cash and cash equivalents at
  end of year                        $   10,188          $    8,200        $       760            $      -           $   19,148
                                     ==========          ==========        ===========            ============       ==========

(a) Inventories are valued at the lower of cost or market value, which is measured on a consolidated basis.

(b) The condensed consolidating statement of income does not reflect an allocation of a portion of aggregate corporate selling, general, and administrative expense of $18,871,000 to Bayway and the Nonguaranteeing Subsidiaries. Tosco may allocate such costs in the future.

                       TOSCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                             (THOUSANDS OF DOLLARS)

                                            TOSCO            BAYWAY          NONGUARANTEEING
                                           (ISSUER)        (GUARANTOR)        SUBSIDIARIES         ELIMINATIONS       CONSOLIDATED
                                     ---------------      -------------    ------------------     --------------     -------------

     STATEMENT OF INCOME - Year ended December 31, 1994
Sales                                $ 2,770,402          $ 3,412,498      $   353,783            $   (170,926)      $ 6,365,757
Cost of sales                          2,575,262            3,331,638          351,668                (170,926)        6,087,642
Selling, general, and administra-
  tive expenses(a)                        56,737               28,453           (1,067)                                   84,123
Environmental cost accrual                 6,000                                                                           6,000
Interest expense, net                     33,736               20,493              (86)                                   54,143
                                     -----------          -----------      -----------            -------------      -----------
Income before income taxes                98,667               31,914            3,268                                   133,849
Income taxes                              36,109               12,606            1,291                                    50,006
                                     -----------          -----------      -----------            -------------      -----------
Net income                           $    62,558          $    19,308      $     1,977            $                  $    83,843
                                     ===========          ===========      ===========            =============      ===========

          STATEMENT OF CASH FLOWS - Year ended December 31, 1994

Cash flows from operating
  activities
Net income                           $   62,558           $   19,308       $     1,977             $                  $   83,843
Inventory valuation recovery                                 (17,651)                                                   (17,651)
Depreciation, amortization, and
  deferred income taxes                 102,937               15,585             1,073                                  119,595
Environmental cost accrual                6,000                                                                           6,000
Changes in operating assets
  and liabilities, net                  (27,111)             (65,865)           20,999                                  (71,977)
Other, net                                4,439                                  1,271                                    5,710
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  operating activities                  148,823              (48,623)           25,320                   -              125,520
                                     -----------         -----------       ------------           ------------       ----------
Cash flows from investing
  activities:
Purchase of property, plant,
  equipment, net                        (95,347)             (44,218)          (20,554)                                (160,119)
Increase in deferred turnarounds,
  charges, and other assets, net        (46,411)             (45,008)                                                   (91,419)
Intercompany transfers and dividends      6,168                   90            (6,258)
Transfers to discontinued operations     (9,207)                                                                         (9,207)
Proceeds from Continental-Tosco
  Limited Partnership                                                            9,519                                    9,519
Net change in marketable securities
  and deposits                            3,967               (1,553)           (3,208)                                    (794)
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  investing activities                 (140,830)            (90,689)           (20,501)                  -             (252,020)
                                     -----------         -----------       ------------           ------------       ----------

Cash flows from financing
  activities:
Net borrowings (repayments) under
  short-term bank borrowings and
   revolving credit facilities           (5,500)            133,000                                                      127,500
Dividends paid on preferred
  and common stock                      (27,767)                                                                        (27,767)
Other, net                               (2,260)                                (2,271)                                  (4,531)
                                     -----------         -----------       ------------           ------------       ----------
Net cash provided by (used in)
  financing activities                  (35,527)            133,000             (2,271)                  -               95,202
                                     -----------         -----------       ------------           ------------       ----------

Net increase (decrease) in cash
  and cash equivalents                  (27,534)             (6,312)             2,548                   -              (31,298)
Cash and cash equivalents at
  beginning of year                      29,066              25,845                180                                   55,091
                                     -----------         -----------       ------------           ------------       ----------
Cash and cash equivalents at
  end of year                        $    1,532          $   19,533        $     2,728            $      -           $   23,793
                                     ==========          ==========        ===========            ============       ==========

(a) The condensed consolidating statement of income does not reflect an allocation of a portion of aggregate corporate selling, general, and administrative expense of $18,602,000 to Bayway and the Nonguaranteeing Subsidiaries. Tosco may allocate such costs in the future.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, and the State of Connecticut, on March 11, 1997.

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

       SIGNATURE                 TITLE

 /s/ Thomas D. O'Malley                                           March 11, 1997
(Thomas D. O'Malley)             Chairman of the
                                 Board and Chief
                                 Executive Officer

 /s/ Jefferson F. Allen         Principal Financial Officer       March 11, 1997
(Jefferson F. Allen)            Executive Vice President and
                                Director

/s/ Robert I. Santo             Principal Accounting Officer      March 11, 1997
   (Robert I. Santo)

/s/ Joseph B. Carr              Director                          March 11, 1997
(Joseph B. Carr)

/s/ Patrick M. de Barros        Director                          March 11, 1997
(Patrick M. de Barros)

_________________________       Director                          March   , 1997
 (Houston I. Flournoy)

 /s/ Clarence G. Frame          Director                          March 11, 1997
(Clarence G. Frame)

/s/ Edmund A. Hajim             Director                          March 11, 1997
(Edmund A. Hajim)

/s/ Joseph P. Ingrassia         Director                          March 11, 1997
(Joseph P. Ingrassia)

/s/ Charles J. Luellen          Director                          March 11, 1997
 (Charles J. Luellen)

__________________________      Director                          March   , 1997
    (Mark R. Mulvoy)

                                  EXHIBIT INDEX


Exhibit No.            Description                                Page No.

3(a)             Amended and Restated Articles of
                 Incorporation of  Registrant.

3(b)             By-laws of Registrant as currently
                 in effect.  Incorporated by
                 reference to Exhibit 3(b) to
                 Registrant's Annual Report on
                 Form 10-K for the fiscal year
                 ended December 31, 1992.

4(a)             Form of Indenture between
                 Registrant and IBJ Schroder and
                 Trust Company, as Trustee,
                 relating to 9% Series A First
                 Mortgage Bonds due March 15, 1997
                 and 9 5/8% Series B First
                 Mortgage Bonds due March 15,
                 2002.  Incorporated by reference
                 to Exhibit 4.1 to Registration
                 Statement filed by Registrant on
                 Form S-3 dated March 4, 1992.

4(b)             Form of Indenture among Registrant,
                 Bayway Refining Company and the
                 First National Bank of Boston, as
                 Trustee, relating to 8 1/4% First
                 Mortgage Bonds due 2003.
                 Incorporated by reference to Exhibit
                 4.1 to Registration Statement
                 filed by Registrant on Form S-4
                 dated April 29, 1993.

4(c)             Form of Indenture dated as of July
                 7, 1995 between Registrant and The
                 First National Bank of Boston, as
                 Trustee, relating to 7% Notes due
                 2000. Incorporated by reference to
                 Exhibit 4.1 to Registration Statement
                 filed by Registrant on Form S-3
                 dated May 18, 1995 (No. 33- 59423).

4(d)             Form of Indenture dated as of May 1,
                 1996, between Registrant and State
                 Street Bank and Trust Company.
                 Incorporated by reference to Exhibit
                 4.1 to Registration Statement filed
                 by Registrant on Form S-3 dated
                 April 15, 1996 (No. 333-521)

10(a)            Fourth Amended and Restated Credit
                 Agreement dated as of January 14,
                 1997 among Tosco Corporation, as
                 Borrower, and the Banks named therein,
                 as Banks, and The Chase Manhattan
                 Bank as Co-Agent, Bank of America
                 National Trust and Savings Association,
                 as Co-Agent and the First National
                 Bank of Boston, as Agent.

10(b)           Severance Agreement dated November 15,
                1989, between Registrant and James M.
                Cleary. Incorporated by reference to
                Exhibit l0(i) to Registrant's Annual
                Report on Form 10-K for the fiscal year
                ended December 31, 1990. Schedule
                identifying similar agreement between
                Registrant, or its subsidiaries, and
                another employee. Amendments, effective
                as of January 1 and February 1, 1993, to said Agreements. Incorporated by reference to Exhibit 10(e) to Registrant's
                Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993.

10(c) Severance Agreement dated January 1, 1993, as amended, between Registrant and Thomas
                D. O'Malley including schedule identifying similar agreements between Registrant, or its subsidiaries, and four of its employees. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10(d)           Indemnification Agreement dated September
                30, 1987, between Registrant and James
                M. Cleary, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10(e) Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No. 35P73, dated February
                22, 1990 between Texaco Trading and
                Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(f) Amendment, dated April 30, 1992, to TTTI Buy/Sell Contract No. 17P77, dated April
                13, 1988 between Texaco Trading and
                Transportation Inc. and Tosco Refining Company. Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(g)           Crude Oil Supply Agreement dated December
                28, 1993 between BP Oil Supply Company
                and Tosco Corporation.  Incorporated by
                reference to Exhibit 10(r) to Registrant's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10(h)           Trademark License Agreement dated December
                28, 1993 between British Petroleum Company p.l.c. and Tosco Corporation. Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Schedule Identifying (i) Amended and Restated Trademark License Agreement between British Petroleum Company p.l.c.
                and Tosco Corporation dated as of
                August 1, 1994 and (ii) Trademark License
                Agreement (California) between BP Oil
                Marketing Inc. and Tosco Corporation
                dated as of August 1, 1994. These
                agreements extended the term of the
                original agreement and expanded the
                territory of the original agreement.

10(i)           Stock Sale Agreement dated February 16,
                1996 by and among Tosco and various stock holders of the Circle K Corporation.
                Incorporated by reference to Exhibit 1 to Registrant's Schedule 13 D dated
                February 23, 1996, filed with respect
                to The Circle K Corporation.


10(j)           Agreement and Plan of Merger dated as
                of February 16, 1996 by and among Tosco, Tosco Acquisition Sub, Inc. and the
                Circle K Corporation. Incorporated by
                reference to Exhibit 2 to Registrant's
                Schedule 13D dated February 23, 1996, filed with respect to the Circle K Corporation.

10(k)           Sale and Purchase Agreement for 76
                Products Company between Union Oil Company of California and Registrant, dated
                December 14, 1996.

10(l)           1996 Long Term Incentive Plan.

11.             Statement regarding computation of per
                share earnings. See Exhibit 11 to
                Financial Statements, as required by Item
                8 and appearing in Item 14 hereof.

21.             A list of all subsidiaries of the Registrant.

23.             Consent of Coopers & Lybrand L.L.P.

27.             Financial Data Schedule

99.             Condensed Consolidating Financial
                Information and Report of Independent
                Accountants