Form 10-Q
period 1997-03-31
TOSCO CORP
filed 1997-05-15
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  [X] Yes No [  ]

     Registrant's Common Stock outstanding at April 30, 1997 was 145,204,428 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND EXHIBITS
              FILED WITH THE QUARTERLY REPORT OF TOSCO ON FORM 10-Q
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997


                                                                      PAGE(S)

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets as of March 31, 1997 and
        December 31, 1996                                               2

        Consolidated Statements of Income for the three month periods
        ended March 31, 1997 and 1996                                   3

        Consolidated Statements of Cash Flows for the three month
        periods ended March 31, 1997 and 1996                           4

        Notes to Consolidated Financial Statements                    5-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                    9-12


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 4. Submission of Matters to Vote of Security Holders              13

Item 6. Exhibits and Reports on Form 8-K                               13

        Exhibit 11 - Computation of Earnings per Share for the
        three month periods ended March 31, 1997 and 1996              14

        Exhibit 12 - Ratio of Earnings to Fixed Charges for the
        three month periods ended March 31, 1997 and 1996              15


                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Par Value)

                                                             March 31,             December 31,
                                                               1997                 1996
                                                            -----------            ------------
                                                            (Unaudited)

 ASSETS
 Current assets:
     Cash and cash equivalents                                $52,704               $94,418
     Marketable securities and deposits                        37,822                35,238
     Trade accounts receivable, less allowance for
         uncollectibles of $13,220 (1997) and $8,291 (1996)   289,426               189,654
     Inventories                                            1,140,994               639,760
     Prepaid expenses and other current assets                 75,375                55,304
     Deferred income taxes                                     28,121                28,121
                                                            -----------           -----------
         Total current assets                               1,624,442             1,042,495

 Property, plant and equipment, net                         3,137,260             1,681,877
 Deferred turnarounds, net                                     99,425                63,160
 Intangible assets (primarily tradenames),
   less accumulated amortization of $17,300 (1997) and
   $12,696 (1996)                                             616,622               621,226
 Other deferred charges and assets                            155,567               146,067
                                                           ------------          ------------
                                                           $5,633,316            $3,554,825
                                                          =============          ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable, accrued expenses,
        and other liabilities                               $901,918              $ 919,306
     Acquisition payable to Unocal,
        net of funds held in escrow of $600,000              697,969                  -
     Current maturities of long-term debt                     13,141                113,200
                                                         -------------           -------------
         Total current liabilities                         1,613,028              1,032,506

 Revolving credit facilities                                 276,000                   -
 Long-term debt                                            1,424,009                826,832
 Accrued environmental costs                                 276,111                 87,363
 Deferred income taxes                                        80,302                 80,302
 Other liabilities                                           202,100                157,499
                                                         -------------          --------------
         Total liabilities                                 3,871,550              2,184,502
                                                         -------------          --------------

Company-obligated, mandatorily redeemable, convertible
  preferred securities of Tosco Financing Trust,
  holding solely 5.75% convertible junior subordinated
  debentures of Tosco Corporation                            300,000                300,000
                                                         --------------         --------------
 Shareholders' equity:
    Common stock, $.75 par value, 250,000,000
      shares authorized, 152,578,683 (1997) and
       138,486,201 (1996) shares issued                      114,434                103,865
    Additional paid-in capital                             1,349,978                963,667
     Retained earnings                                        73,315                 77,594
     Treasury stock, at cost                                 (75,961)               (74,803)
                                                        ---------------         --------------
         Total shareholders' equity                        1,461,766              1,070,323
                                                        ---------------         --------------
                                                          $5,633,316             $3,554,825
                                                        ===============         ==============

 The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars, Except Per Share Data)

                                                                            Three Months Ended March 31,
                                                                            ---------------------------
                                                                            1997              1996
                                                                            -----------     -----------

 Sales                                                                      $2,410,273       $2,020,023

 Cost of sales                                                               2,324,485        1,937,412
 Selling, general and administrative expenses                                   51,909           27,070
 Interest expense                                                               24,143           16,723
 Interest income                                                                  (769)            (800)
                                                                           -------------     -------------
 Income before income taxes and dividends on company-obligated,
    mandatorily redeemable, convertible preferred securities                    10,505           39,618

 Income taxes                                                                    4,420           15,652
                                                                           -------------     --------------
 Income before dividends on company-obligated, mandatorily redeemable,
    convertible preferred securities                                             6,085           23,966

 Dividends on company-obligated, mandatorily redeemable, convertible
    preferred securities, net of income tax benefit of $1,790 (1997)             2,522             -
                                                                           --------------    --------------
 Net income                                                                     $3,563           $23,966
                                                                           ==============    ==============

 Earnings per common and common equivalent share (a):
      Primary                                                                    $0.03             $0.21
                                                                           ==============    ===============
      Fully diluted                                                              $0.03             $0.21
                                                                           ==============    ================
Weighted average common and common equivalent shares used for computation of earnings per share (a):
      Primary                                                              135,832,843       113,852,412
                                                                          ================   ================
      Fully diluted                                                        135,832,843       114,229,266
                                                                          ================   ================

(a) Earnings per share and weighted average shares outstanding reflect the 3-for-1 stock split declared and distributed in February 1997.


 The accompanying notes are an integral part of these financial statements.



                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                  Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                  1997              1996
                                                                                 ------            ---------
 Cash flows from operating activities:
 Net income                                                                        $3,563                $23,966
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization of property, plant, and equipment               42,210                17,833
     Amortization of deferred turnarounds, intangible assets,
        and other deferred charges                                                 13,718                14,996
     Deferred income taxes                                                                               11,848
     Insurance recoveries                                                         (53,000)
     Changes in operating assets and liabilities, net                             (69,274)              (63,789)
     Other, net                                                                    (1,147)                2,053
                                                                                -------------       -------------

             Net cash (used in) provided by operating activities                  (63,930)                6,907
                                                                                -------------       -------------
 Cash flows from investing activities:
 Purchase of property, plant, and equipment, net                                  (72,174)              (31,317)
 Increase in deferred turnarounds, deferred charges, and other assets             (55,191)              (38,894)
 Unocal escrow deposit                                                           (600,000)
 Net change in marketable securities and deposits                                  (2,584)              (26,108)
 Acquisition of BP Northeast refining and marketing assets                                              (62,000)
 Acquisition of Unocal refining, marketing, and related supply and
       transportation assets                                                       (4,382)
 Other, net                                                                        (2,376)
                                                                                -------------       --------------
             Net cash used in investing activities                               (736,707)             (158,319)
                                                                                -------------       --------------
 Cash flows from financing activities:
 Proceeds from note and debenture offering                                        600,000
 Net borrowings under revolving credit facilities                                 276,000               114,000
 Net short-term bank borrowings                                                                          30,000
 Payments under long-term debt agreements                                        (102,939)
 Dividends paid on common stock                                                    (7,842)               (5,940)
 Other, net                                                                        (6,296)                  (56)
                                                                                -------------        ------------
         Net cash provided by financing activities                                758,923               138,004

 Net decrease in cash and cash equivalents                                        (41,714)              (13,408)
 Cash and cash equivalents at beginning of period                                  94,418                19,148
                                                                                --------------       -------------
 Cash and cash equivalents at end of period                                       $52,704                $5,740
                                                                                ==============       =============

 The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                         (ALL INFORMATION IS UNAUDITED)

1.     BASIS OF PRESENTATION

The consolidated financial statements of Tosco Corporation and subsidiaries ("Tosco" or the "Company") reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows. Such financial statements are presented in accordance with disclosure requirements established by the Securities and Exchange Commission for Form 10-Q. These unaudited, interim, consolidated financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

Certain reclassifications have been made to conform prior-period amounts with the current-period presentation.

2.     ACQUISITION

On March 31, 1997, the Company acquired Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "Unocal Acquisition") for a purchase price (including liabilities assumed) of approximately $1,400,000,000, plus inventories valued at approximately $380,000,000 and credit card receivables valued at approximately $133,000,000. In addition, Unocal is entitled to receive contingent participation payments over the next seven years, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins improve. For a period of 25 years, Unocal will be responsible for all environmental liabilities arising out of or relating to the period prior to closing, except that the Company will pay the first $7,000,000 of such environmental liabilities each year, plus 40% of any amount in excess of $7,000,000 per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that the Company may have to pay in total for the 25 year period for such environmental liabilities is limited to $200,000,000.

The assets which were acquired from Unocal include two petroleum refining systems, comprised of four sites in California with an aggregate throughput capacity of approximately 250,000 barrels per day; a retail gasoline system, consisting of approximately 1,325 76-branded gasoline stations (approximately 1,100 of which are company-controlled); a distribution system comprised of 13 company-owned oil storage terminals; three modern American-flagged 40,000 deadweight-ton tankers; 1,500 miles of crude oil and product pipeline; the worldwide rights to the "76" and "Union" brands (together with the distinctive orange ball logo) in the petroleum refining and marketing businesses (except for pre-existing license grants relating to 76 Truckstops and to Uno-Ven); and Unocal's lubricants manufacturing, distribution, and marketing business.

The purchase price paid pursuant to the Unocal Acquisition consisted of cash and 14,092,482 shares of Tosco Common Stock (the "Unocal Shares") having an aggregate value of $396,880,000. In addition, certain gasoline service stations were purchased directly from Unocal for $235,000,000 by a special purpose entity which leased the service stations to the Company pursuant to a long-term lease. The Unocal Shares were valued at $28.1625 per share, which was the average of the high and low Tosco stock prices for the ten trading days preceding the closing date. The cash portion of Tosco's purchase price, including working capital, was paid to Unocal on April 1, 1997 from a combination of available cash, borrowings under the Revolving Credit Facilities (Note 4), and proceeds from the sale of $600,000,000 of unsecured debt securities (Note 5).

In connection with the Unocal Acquisition, the Company and Unocal entered into a Stock Purchase and Shareholder Agreement related to Unocal's disposition and voting of the Unocal Shares (Note 9).

The Unocal Acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities are included in the accompanying March 31, 1997 balance sheet at values based on a preliminary allocation of the purchase price. The purchase price allocation is expected to be finalized by the end of 1997 based upon appraisals and other evaluations currently in process. The preliminary purchase price allocation is summarized below:

                                                              MARCH 31,
   (THOUSANDS OF DOLLARS)                                        1997
                                                              -------
     Cash and cash equivalents                                 $  711
     Credit card receivables, less allowance for
     uncollectibles of $4,941                                 132,959
     Inventories                                              379,133
     Prepaid expenses and other current assets                 23,098
     Property, plant, and equipment                         1,429,734
     Accrued expenses and other current liabilities           (21,600)
     Accrued environmental costs                             (190,000)
     Other liabilities                                        (50,000)
                                                         -------------
                                                          $ 1,704,035
                                                         =============

Pro forma results of operations, assuming the Unocal Acquisition had occurred at the beginning of each period, are as follows:

                                                   THREE MONTHS ENDED MARCH 31,
 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)   1997              1996
                                                  --------          ----------
     Sales                                       $ 3,364,873        $ 2,861,723
     Net income (loss)                               (36,454)            13,089
     Earnings (loss) per common and common
        equivalent share:
       Primary                                         (0.24)              0.10
       Fully diluted                                   (0.24)              0.10

The pro forma results of operations are presented for informational purposes only and do not reflect the improvement in operating contribution anticipated from the Unocal Acquisition or the reduction in operating and administrative costs expected from the consolidation of operations. Accordingly, it is not necessarily indicative of the operating results that would have occurred nor of future operating results.

3.     INVENTORIES

                                               MARCH 31,         DECEMBER 31,
     (THOUSANDS OF DOLLARS)                     1997                  1996
                                              ------------      -------------
     Refineries (LIFO):
       Raw materials                          $  424,166         $  227,211
       Intermediates                             233,585             79,831
       Finished products                         333,086            174,277
     Retail (FIFO):
       Merchandise                               110,530            116,618
       Gasoline and diesel                        37,290             39,681
       Other                                       2,337              2,142
                                             --------------     --------------
                                             $ 1,140,994         $  639,760
                                             ===============    ==============

The excess of replacement cost over the carrying value of inventories accounted for under the LIFO method was $87,443,000 and $177,653,000 at March 31, 1997 and December 31, 1996, respectively.

4.    REVOLVING CREDIT FACILITIES

On January 14, 1997, the Company amended and restated its existing revolving credit agreement (the "Revolving Credit Facility") to increase the maximum borrowing capacity from $600,000,000 to $1,000,000,000.

On March 31, 1997, the Company entered into a second revolving credit agreement (the "Additional Credit Facility"). The Additional Credit Facility matures on January 14, 2002 and provides the Company with a $250,000,000 uncollateralized revolving credit facility for working capital and general corporate purposes. The Additional Credit Facility bears interest at the option of the Company at one of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for each rate option. A commitment fee on the unused portion of the facility is also due (Note 9).

Utilization of the Revolving Credit Facility and Additional Credit Facility (collectively the "Revolving Credit Facilities") was as follows:

                                           MARCH 31,           DECEMBER 31,
  (THOUSANDS OF DOLLARS)                     1997                  1996
                                          -------------        ------------
     Cash borrowings outstanding          $  276,000            $
     Letters of credit                       467,165               112,113
                                          -------------        --------------
     Total utilization                       743,165               112,113
     Availability                            506,835               487,887
                                         -------------        --------------
                                         $ 1,250,000           $   600,000
                                         =============        ==============
5.     LONG-TERM DEBT

On January 14, 1997, the Company issued $200,000,000 of 7.25% Notes due on January 1, 2007, $300,000,000 of 7.80% Debentures due on January 1, 2027, and $100,000,000 of 7.90% Debentures due on January 1, 2047 (collectively the "Notes and Debentures"). Interest on the Notes and Debentures is payable each January 1 and July 1, commencing on July 1, 1997. The Notes and Debentures are non-redeemable and uncollateralized. The proceeds from the Notes and Debentures were placed in escrow pursuant to the Unocal Acquisition agreement.

6.     CAPITAL STOCK

In January 1997, the Company filed a shelf registration statement providing for the issuance of up to $1,500,000,000 aggregate principal amount of its securities. The securities issued may consist of (1) one or more series of debentures, notes or other uncollateralized forms of indebtedness ("Debt Securities"), (2) shares of its Common Stock, (3) shares of its Preferred Stock, and (4) shares of preferred stock represented by depository shares ("Depository Shares"). The Debt Securities, Common Stock, Preferred Stock, and Depository Shares may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement (Note 9).

The Company's quarterly Common Stock dividend was increased to $.06 per post-split share for the first quarter of 1997.

At a special meeting of the Company's Shareholders on February 12, 1997, an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 was approved.

In February 1997, the Company declared and distributed a 3-for-1 Common Stock split. The number of shares, per share prices, earnings per share, and dividend per share amounts have been restated to reflect the 3-for-1 stock split.

7.    COST OF SALES

Cost of sales for the three month period ended March 31, 1997 includes $53,000,000 of insurance recoveries, net of deductible amounts and asset write-offs, for damages and business interruption claims at the Bayway Refinery cat cracker and the Avon Refinery hydrocracker. The Bayway Refinery cat cracker commenced full production in the 1997 first quarter. The Avon Refinery hydrocracker is expected to resume full production in July 1997.

8.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                THREE MONTHS ENDED MARCH 31,
     (THOUSANDS OF DOLLARS)                         1997                 1996
                                                 -------------        ---------
     Cash paid during the period for:
       Interest, net of amounts capitalized      $    23,862         $  21,973
       Income taxes, net of refunds received     $     5,386         $    (796)

     Detail of acquisitions:
       Fair value of assets acquired             $ 1,964,924         $  62,000
       Liabilities assumed                          (265,693)
       Common Stock issued                          (396,880)
                                                -------------        ----------
       Net cash paid or payable for acquisitions   1,302,351            62,000
       Cash acquired in acquisitions                     711
                                                -------------       -----------
       Cash paid or payable for acquisitions    $  1,303,062        $   62,000
                                                =============       ===========

9.     SUBSEQUENT EVENTS

In April 1997, the Company sold three tankers acquired from Unocal for $48,699,000 in cash, an amount equal to their allocated purchase price.

On May 1, 1997, the Company issued 25,300,000 shares of Common Stock pursuant to a prospectus supplement to the shelf registration statement. The net proceeds from this Common Stock offering were $696,897,000, based on an offering price of $28.50 per share. The net proceeds were used to repurchase and retire the Unocal Shares ($393,708,000) and repay borrowings under the Revolving Credit Facility and Additional Credit Facility ($303,189,000).

On May 15, 1997, the Company terminated the Additional Credit Facility (Note 4).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended March 31, 1997 should be read in conjunction with Management's Discussion and Analysis included in the Company's 1996 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1992 through 1996. This Management's Discussion and Analysis updates that data.

ACQUISITIONS

On March 31, 1997, Tosco completed its purchase of Unocal's West Coast petroleum refining, marketing, and related supply and transportation assets for a purchase price (including liabilities assumed) of approximately $1.4 billion, plus the value of inventories and credit card receivables (the "Unocal Acquisition"). Tosco is now the largest independent refiner and marketer of petroleum products in the United States, and is also the nation's largest operator of company-controlled convenience stores.

RESULTS OF OPERATIONS
                                                                                   THREE MONTHS ENDED MARCH 31,
(THOUSANDS OF DOLLARS)                                                              1997                    1996
                                                                                -------------            ---------
Sales                                                                           $   2,410,273           $ 2,020,023
Cost of sales                                                                       2,324,485             1,937,412
Selling, general, and administrative expenses                                          51,909                27,070
Interest expense, net                                                                  23,374                15,923
                                                                                -------------        --------------
Income before income taxes and dividends on Trust Preferred Securities                 10,505                39,618
Income taxes                                                                            4,420                15,652
                                                                                -------------        --------------
Income before dividends on Trust Preferred Securities                                   6,085                23,966
Dividends on Trust Preferred Securities, net of income taxes                            2,522
                                                                                -------------        --------------
Net income                                                                      $       3,563        $       23,966
                                                                                =============        ==============
Fully diluted earnings per share (a)                                            $        0.03        $         0.21
                                                                                =============        ==============

(a)  Earnings per share reflect the 3-for-1 stock split declared and distributed in
     February 1997.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  1997 (a)                    1996
                                                                                -------------               ---------
REFINING (b):
Average charge barrels input per day (c):
     Crude oil                                                                        383,200               470,900
     Other feed and blending stocks                                                    48,100                67,200
                                                                                -------------        --------------
                                                                                      431,300               538,100
                                                                                =============        ==============
Average barrels of petroleum products produced per day:
     Clean products (d)                                                               339,300               432,000
     Other finished products                                                           91,100               109,500
                                                                                -------------        --------------
                                                                                      430,400               541,500
                                                                                =============        ==============

Operating margin per charge barrel (e)                                          $        5.03        $         4.25
                                                                                =============        ==============

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  1997 (a)                1996
                                                                                -------------        ---------
RETAIL:
Volume of fuel sold (thousands of gallons)                                            625,945               280,104
Blended fuel margin (cents per gallon)                                                    8.3                   7.6
Number of gasoline stations at period end                                               3,180                 1,275

Merchandise sales (thousands of dollars)                                        $     462,596        $        7,977
Merchandise margin (percentage of sales)                                                 29.7%                 30.1%
Number of merchandise stores at period end                                              2,390                   102

Other retail gross profit (thousands of dollars)                                $      19,632        $        5,999

(a)  The 1997 operating data does not include assets or operations acquired in the Unocal
     Acquisition.

(b)  The refining data summary presents the operating results of the Bayway Refinery, located on the New York Harbor; the  Avon Refinery, located in the
     San Francisco Bay Area; the Ferndale Refinery, located on
     Washington's Puget Sound.  The Trainer Refinery, located near
     Philadelphia, which was acquired in a shutdown state and is currently undergoing refurbishment and modernization, is
     scheduled to restart during the second quarter of 1997.

(c)  A charge barrel is equal to 42 gallons.

(d) Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil. Clean product production for the first quarter of 1997 was reduced due to scheduled turnaround maintenance at the Avon Refinery coker unit, and the incidents at the Avon
     Refinery hydrocracker and the Bayway Refinery cat cracker.

(e)  Operating margin per charge barrel is calculated as operating contribution, including insurance recoveries, as adjusted to exclude refinery operating costs, divided by total refinery charge barrels. Refinery charge barrels for the first quarter of 1997 were reduced due to scheduled turnaround maintenance at the Avon Refinery coker unit, and the incidents at the Avon Refinery hydrocracker and the Bayway Refinery cat cracker.

1997 FIRST QUARTER COMPARED TO 1996 FIRST QUARTER

Tosco earned $3.6 million ($0.03 per fully diluted share) on sales of $2.4 billion for the first quarter of 1997, compared to earnings of $24.0 million ($0.21 per fully diluted share) on sales of $2.0 billion in the corresponding period of 1996. The increase in sales is attributable to a $815 million increase in retail sales due to Tosco's acquisitions, net of a $425 million decrease in refinery sales due primarily to reduced refinery production.

Tosco generated an operating contribution of $85.8 million for the first quarter of 1997 compared to $82.6 million in the corresponding period in 1996. Retail operating contribution increased by $24 million due to the impact of the Circle K acquisition, and refinery operating contribution decreased by $20 million. The refinery operating contribution decrease was attributable to a number of factors, including the unscheduled shutdown of the Bayway Refinery's cat cracker; the scheduled turnaround at the Avon Refinery's coker unit; the shutdown of the Avon Refinery's hydrocracker as a result of a fire in January 1997; unusually mild winter weather on the East Coast in 1997; and, high raw material prices which could not be fully recovered in the markets. The 1997 first quarter refinery operating margin includes $53 million (net of deductible amounts and asset write-offs) of insurance recoveries for damages and business interruption claims at the Avon hydrocracker and the Bayway cat cracker.

Selling, general, and administrative expenses for the quarter ended March 31, 1997 increased by $24.8 million compared to the corresponding period in 1996 primarily due to Tosco's expanded operations.

Net interest expense for the quarter ended March 31, 1997 increased by $7.5 million compared to 1996. This increase is primarily due to higher debt levels incurred to finance Tosco's expanded operations and acquisitions.

Income taxes, including the benefit associated with the dividends on company-obligated, mandatorily redeemable, convertible preferred securities, for the 1997 first quarter were $2.6 million compared to the 1996 first quarter of $15.7 million. Tosco's effective income tax rate increased due to the nondeductibility of the amortization of certain intangible assets acquired in the Circle K acquisition.

OUTLOOK

Results of operations for the balance of 1997 will be primarily determined by the operating efficiency of the refineries, and refining and retail fuel margins. The Bayway cat cracker unit returned to normal operation in late January 1997. Although the Avon hydrocracker unit remains shut down, the loss of production from this unit is not expected to have a significant continuing financial impact due to business interruption insurance coverage. The Avon fluid coker unit returned to full service in early March 1997 and Tosco expects the Avon hydrocracker unit to resume operations in July 1997. There are no other major turnarounds scheduled at Tosco's operating refineries during 1997. The shut-down Trainer Refinery, which is currently undergoing a $100 million refurbishment and modernization program, is expected to restart during the second quarter of 1997.

Refining and retail fuel margins at the beginning of the second quarter are at satisfactory levels. Merchandise margins remained consistent through the end of April. Tosco is not able to predict whether such margins will continue due to the uncertainties associated with the oil markets.

CASH FLOWS

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $41.7 million during the first quarter of 1997 as cash used in operating and investing activities of $63.9 million and $736.7 million, respectively, exceeded cash provided by financing activities of $758.9 million.

Net cash used in operating activities of $63.9 million was from cash earnings of $6.5 million (net income plus depreciation and amortization less insurance recoveries), net of an increase in net operating assets and liabilities of $69.3 million, and $1.1 million from other uses.

Net cash used in investing activities totaled $736.7 million due to the Unocal escrow deposit ($600 million), capital additions ($72.2 million), spending for turnarounds, deferred charges and other assets ($55.2 million), and other items ($9.3 million).

Net cash provided by financing activities totaled $758.9 million as proceeds from notes and debentures of $600 million and net borrowings under the Revolving Credit Facilities of $276 million exceeded principal payments on long-term debt of $102.9 million, dividend payments of $7.8 million, and other items of $6.3 million.

LIQUIDITY

At March 31, 1997, liquidity (cash and cash equivalents, marketable securities and deposits, and unused credit facilities) totaled $597 million, a $20 million decrease from the December 31, 1996 balance of $617 million. Cash and cash equivalents decreased by $41.7 million, marketable securities and deposits increased by $2.6 million, and unused credit facilities increased by $18.9 million. See Note 4 to the Consolidated Financial Statements.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of its securities. The securities to be issued may consist of one or more series of debentures, notes or other uncollateralized forms of indebtedness, Common Stock, Preferred Stock, and Preferred Stock represented by depository shares. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. On May 1, 1997, the Company issued 25,300,000 shares of Common Stock pursuant to a prospectus supplement to the shelf registration statement. The net proceeds from this Common Stock offering were $697 million, based on an offering price of $28.50 per share. The net proceeds were used to repurchase and retire the common stock issued to Unocal ($394 million) and repay borrowings under the Revolving Credit Facilities used to finance the Unocal Acquisition ($303 million).

The Revolving Credit Facilities, as well as funds potentially available from the issuance of securities, provide Tosco with adequate resources to meet its expected liquidity demands, including required debt payments and liquidity requirements associated with the Unocal Acquisition, for at least the next twelve months. See Note 9 to the Consolidated Financial Statements.

CAPITAL EXPENDITURES

On March 31, 1997, Tosco completed the Unocal Acquisition. In addition, Tosco spent $72.2 million on budgeted capital projects during the first quarter of 1997, primarily at the Avon, Bayway, and Trainer Refineries and for retail assets. Refinery capital spending programs were for the completion of projects to meet reformulated fuel specifications, compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Retail capital spending was focused on integrating operations, enhancing existing sites, and upgrading underground storage tanks.

CAPITALIZATION

At March 31, 1997, total shareholders' equity was $1.5 billion, a $391 million increase from the December 31, 1996 balance of $1.1 billion. This increase was due to the issuance of 14,092,482 shares of Common Stock to Unocal for $396.9 million, net income of $3.6 million less Common Stock dividends of $7.8 million, and other items of $1.2 million. Debt (short-term bank borrowings, current and non-current maturities of long-term debt, and revolving credit facilities) increased by $773 million to $1.7 billion, due to Tosco's borrowings to fund the Unocal Acquisition, net of principal payments.

The ratio of long-term debt (revolving credit facilities and non-current portion of long-term debt) to total capitalization (revolving credit facilities, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) increased from 38% at December 31, 1996 to 49% at March 31, 1997. This increase was primarily due to the issuance of $600 million of long-term debt in January 1997 and net borrowings of $276 million under the Revolving Credit Facilities, net of long-term debt payments of $103 million and $397 of Common Stock issued to Unocal on March 31, 1997.

NEW ACCOUNTING STANDARD

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 modifies the computation, presentation, and disclosure requirements for earnings per share amounts. The adoption of SFAS No. 128, in the fourth quarter of 1997, is not expected to have a significant impact on Tosco's reported earnings per share.

                            PART II OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

The operator of a landfill to which it is alleged Tosco sent hazardous waste has sued numerous alleged waste generators, including Tosco, municipalities and transporters, under CERCLA and other environmental laws, (ACME LANDFILL CORPORATION V. ALTHIN CD MEDICAL, INC. ET AL., United States District Court, Northern District of California, Case No. C91444268 SBA) to recover the costs for closure/post closure of the site. This matter has been settled. (1995 10-K).

In a case filed by private litigants against all major petroleum refiners, distributors and retailers in California, including Tosco, alleging they have restrained trade and restricted the supply of a certain type of cleaner burning gasoline sold in California, AGUILAR, ET AL. V. ATLANTIC RICHFIELD CORPORATION ET AL. (Superior Court of California, County of San Diego, Case No. 00700810), the court has granted Plaintiffs' motion for certification as a class. (1996 3rd Quarter 10-Q).

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On February 12, 1997, a Special Meeting of Shareholders was held. At this meeting, an amendment to Tosco's Articles of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 was approved by the following margin:

            97,412,268     Votes (post-split) for the amendment
             5,966,115     Votes (post-split) against the amendment
               109,752     Votes (post-split) abstaining


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

           11 - Computation of Earnings Per Share (see page 14)

           12 - Ratio of Earnings to Fixed Charges (see page 15)

           27 - Financial Statement Data Schedule

b. Report on Form 8-K

A Report on Form 8-K dated April 15, 1997 was filed in relation to the acquisition of Union Oil Company of California's West Coast petroleum refining, marketing and related supply and transportation assets on March 31, 1997. This Form 8-K reported on Item 2., Acquisition or Disposition of Assets, and on the following financial information under Item 7., Financial Statements, Pro Forma Financial Information and Exhibits:

         1. Audited financial statements of 76 Products Company, a division of Union Oil Company of California, as of December 31, 1996 and 1995 and each of the three years in the period ended December 31, 1996