Form 10-Q
period 1997-06-30
TOSCO CORP
filed 1997-08-14
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         [X] Yes   [  ] No

Registrant's Common Stock outstanding at July 31, 1997 was 156,136,527 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES

                   Index to Financial Statements and Exhibits
           Filed with the Quarterly Report of Tosco Corporation on Form 10-Q
             For the Three and Six Month Periods Ended June 30, 1997



                                                                      Page(s)

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Consolidated Balance Sheets as of June 30, 1997 and December
           31, 1996                                                       2

           Consolidated Statements of Income for the three and six month
           periods ended June 30, 1997 and 1996                           3

           Consolidated Statements of Cash Flows for the six month
           periods ended June 30, 1997 and 1996                           4

           Notes to Consolidated Financial Statements                   5 - 9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   10- 14


PART II       OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders             15

Item 6.    Exhibits and Reports on Form 8-K                              15

           Exhibit 11 - Computation of Earnings per Share for the three
           and six month periods ended June 30, 1997 and 1996            16

           Exhibit 12 - Ratio of Earnings to Fixed Charges for the three
           and six month periods ended June 30, 1997 and 1996            17


 TOSCO CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (Thousands of Dollars, Except Par Value)

                                                             June 30,            December 31,
                                                               1997                 1996
                                                            (Unaudited)

 ASSETS
 Current assets:
     Cash and cash equivalents                              $40,480               $94,418
     Marketable securities and deposits                      19,104                35,238
     Trade accounts receivable, less allowance for
       uncollectibles of $15,007 (1997) and $8,291 (1996)   459,644               189,654
     Inventories                                          1,272,475               639,760
     Prepaid expenses and other current assets              129,361                55,304
     Deferred income taxes                                   28,121                28,121
                                                         -----------            -----------
         Total current assets                             1,949,185             1,042,495

 Property, plant and equipment, net                       3,147,420             1,681,877
 Deferred turnarounds, net                                  132,243                63,160
 Intangible assets (primarily tradenames),
    less accumulated amortization of $21,986 (1997) and
   $12,696 (1996)                                           623,552               621,226
 Other deferred charges and assets                          194,156               146,067
                                                         ------------           -----------
                                                         $6,046,556            $3,554,825
                                                        =============          =============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable, accrued expenses, and
        other liabilities                                $1,441,166            $  919,306
     Current maturities of long-term debt                    13,096               113,200
                                                         ------------          ------------
         Total current liabilities                        1,454,262             1,032,506

 Revolving credit facilities                                515,000                 -
 Long-term debt                                           1,420,209               826,832
 Accrued environmental costs                                276,545                87,363
 Deferred income taxes                                       73,418                80,302
 Other liabilities                                          186,525               157,499
                                                         ------------          ------------
         Total liabilities                                3,925,959             2,184,502
                                                        =============          =============
 Company-obligated, mandatorily redeemable,
  convertible preferred securities of Tosco Financing
  Trust, holding solely 5.75% convertible junior
  subordinated debentures of Tosco Corporation              300,000               300,000
                                                        -------------          -------------
 Shareholders' equity:
     Common stock, $.75 par value, 250,000,000
       shares authorized, 177,576,957 (1997) and
       138,486,201 (1996) shares issued                     133,410               103,865
     Additional paid-in capital                           2,028,405               963,667
     Retained earnings                                      131,090                77,594
     Treasury stock, at cost                               (472,308)              (74,803)
                                                        -------------          ------------
         Total shareholders' equity                       1,820,597             1,070,323
                                                        -------------          -------------
                                                         $6,046,556            $3,554,825
                                                        =============          ==============

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars, Except Per Share Data)


                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                             1997               1996            1997             1996
 Sales                                                      $3,196,431         $2,430,740      $5,606,704      $4,450,763
 Cost of sales                                               2,948,053          2,265,495       5,272,538       4,202,907
 Consolidation charge                                                              13,500                          13,500
 Selling, general and administrative expenses                   85,019             47,867         136,928          74,937
 Interest expense                                               45,801             20,864          69,944          37,587
 Interest income                                                (1,372)              (887)         (2,141)         (1,687)
                                                            -----------        ------------   ------------      -----------
 Income before income taxes and distributions on company-obligated,
   mandatorily redeemable, convertible preferred securities    118,930             83,901         129,435         123,519

 Income taxes                                                   49,295             34,263          53,715          49,915
                                                           -------------       -------------   ------------     -----------
 Income before distributions on company-obligated, mandatorily
   redeemable, convertible preferred securities                 69,635             49,638          75,720          73,604

 Distributions company-obligated, mandatorily redeemable,
   convertible preferred securities, net of income tax benefit of
   $1,790 (1997 three months) and $3,579 (1997 six months)       2,523              -               5,046             -
                                                           -------------       -------------  -------------     -----------
 Net income                                                    $67,112            $49,638         $70,674         $73,604
                                                           =============       =============  =============     ============

 Earnings per common and common equivalent share (a):
      Primary                                                    $0.43              $0.41           $0.48           $0.63
                                                           =============       =============  =============    ============
      Fully diluted                                              $0.43              $0.41           $0.48           $0.62
                                                           =============       =============  =============    ============
 Weighted average common and common equivalent shares
   used for computation of earnings per share (a):
      Primary                                              156,885,582        120,916,206     146,157,485     117,571,635
                                                          ===============     ==============  =============   =============
      Fully diluted                                        156,885,582        120,967,662     146,189,287     117,900,384
                                                          ===============    ===============  =============   ==============

 (a)  Earnings per share and weighted average shares outstanding reflect the 3-for-1 stock split declared and distributed in
      February 1997.


 The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                     Six Months Ended June 30,
                                                                        1997                1996
 Cash flows from operating activities:
 Net income                                                            $70,674               $73,604
 Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization of property, plant, and equipment   102,451                44,170
     Amortization of deferred turnarounds, intangible
     assets, and other deferred charges                                 35,030                31,262
     Deferred income taxes                                                                    22,458
     Insurance recoveries                                              (73,000)
     Changes in operating assets and liabilities, net                  (43,881)              (85,789)
     Other, net                                                         (2,141)               12,821
                                                                    ------------             ---------
             Net cash provided by operating activities                  89,133                98,526
                                                                    ------------             ---------
 Cash flows from investing activities:
 Purchase of property, plant, and equipment, net                      (183,896)              (78,188)
 Increase in deferred turnarounds, deferred charges, and other assets (110,690)              (51,424)
 Net change in marketable securities and deposits                        2,905                (4,291)
 Acquisition of BP Northeast refining and marketing assets                                   (55,928)
 Acquisition of Circle K, net of cash acquired                                              (413,229)
 Acquisition of Unocal refining, marketing, and related supply
    and transportation assets, net of cash acquired                 (1,138,464)
                                                                   -------------            -----------
             Net cash used in investing activities                  (1,430,145)             (603,060)
                                                                   -------------            -----------
 Cash flows from financing activities:
 Proceeds from note and debenture offering                             600,000               240,000
 Proceeds from common stock offering                                   697,395
 Net borrowings under revolving credit facilities                      515,000               323,000
 Net short-term bank repayments                                                              (20,000)
 Payments under long-term debt agreements                             (106,898)
 Repurchase of Unocal Shares                                          (393,708)
 Dividends paid on common stock                                        (17,178)              (12,921)
 Other, net                                                             (7,537)                 (515)
                                                                  --------------           ------------
             Net cash provided by financing activities               1,287,074               529,564
                                                                  --------------           ------------
 Net (decrease) increase in cash and cash equivalents                  (53,938)               25,030
 Cash and cash equivalents at beginning of period                       94,418                19,148
                                                                  --------------            ------------
 Cash and cash equivalents at end of period                            $40,480               $44,178
                                                                  ==============            ============

 The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                         (All Information is Unaudited)


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


2.     Derivative Accounting Policy

The Company utilizes commodity-based derivative instruments, at times and when able, to reduce a portion of its exposure to price volatility. Commodity futures are used to lock in what the Company considers to be acceptable margins between the sales value of refined products produced and the cost of raw materials purchased on a varying percentage of production, generally for periods not exceeding one year. In addition, the Company enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to hedge sales prices of residual fuels production. Futures and forward contracts are also used to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of foreign and domestic crude oil. Gains and losses related to qualifying hedges are deferred and recognized in cost of sales or as adjustments of the carrying amounts when the underlying transaction occurs.


3.     Acquisition

On March 31, 1997, the Company acquired Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "Unocal Acquisition") for a purchase price (including liabilities assumed) of approximately $1,400,000,000, plus inventories valued at approximately $400,000,000 and credit card receivables valued at approximately $133,000,000. In addition, Unocal is entitled to receive contingent participation payments over the next seven years, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins improve. For a period of 25 years, Unocal will be responsible for all environmental liabilities arising out of or relating to the period prior to closing, except that the Company will pay the first $7,000,000 of such environmental liabilities each year, plus 40% of any amount in excess of $7,000,000 per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that the Company may have to pay in total for the 25 year period for such environmental liabilities is limited to $200,000,000.

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

The purchase price paid pursuant to the Unocal Acquisition consisted of cash and 14,092,482 shares of Tosco Common Stock (the "Unocal Shares") having an aggregate value of $396,880,000. In addition, certain gasoline service stations were purchased directly from Unocal for $235,000,000 by a special purpose entity which leased the service stations to the Company pursuant to a long-term lease. The Unocal Shares were valued at $28.1625 per share, which was the average of the high and low Tosco stock prices for the ten trading days preceding the closing date. The cash portion of Tosco's purchase price, including working capital, was paid to Unocal on April 1, 1997 from a combination of available cash, borrowings under the Revolving Credit Facilities (Note 6), and proceeds from the sale of $600,000,000 of unsecured debt securities (Note 7).

In connection with the Unocal Acquisition, the Company and Unocal entered into a Stock Purchase and Shareholder Agreement related to Unocal's disposition of the Unocal Shares. In May 1997, the Company repurchased the Unocal Shares for approximately $393,708,000.

The Company indicated, at the time it completed the Unocal Acquisition, that it intended to sell certain non-strategic assets. Through June 30, 1997, approximately $60,000,000 of such assets have been sold, principally oil tankers and a heating oil distributorship. These assets were allocated a purchase cost equal to the net proceeds from the sales.

The Unocal Acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities are included in the accompanying June 30, 1997 balance sheet at values based on a preliminary allocation of the purchase price. The purchase price allocation is expected to be finalized by the end of 1997 based upon appraisals and other evaluations currently in process. The preliminary purchase price allocation is summarized below:


Thousands of Dollars)

   Cash and cash equivalents                                         $  499
   Credit card receivables, less allowance for
     uncollectibles of $4,941                                       132,959
     Inventories                                                    401,394
     Prepaid expenses and other current assets                        2,530
     Property, plant, and equipment                               1,397,784
     Other deferred charges                                          23,351
     Accrued expenses and other current liabilities                (197,674)
     Accrued environmental costs                                   (190,000)
     Other liabilities                                              (35,000)
                                                                 ------------
                                                                $ 1,535,843
                                                                =============

Pro forma results of operations for the six month periods ended June 30, 1997 and 1996, assuming the Unocal Acquisition had occurred at the beginning of each period, are as follows:

                                                     Six Months Ended June 30,
 (Thousands of Dollars, Except Share Amounts)         1997             1996
                                                     -----           ------
Sales                                           $ 6,561,000       $ 6,320,000
Net income                                           33,200           105,800
Earnings per common and common equivalent share:
         Primary                                      0.20              0.74
         Fully diluted                                0.20              0.74

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

4.  Accounts Receivable

During May 1997, the Company amended its existing agreement with a financial institution for the sale, on a revolving basis, of an undivided percentage ownership interest in a designated pool of accounts receivable (the "Receivable Transfer Agreement"). This amendment increased the program to $300,000,000 without significantly changing any other provisions.

 5.      Inventories

                                                  June 30,       December 31,
     (Thousands of Dollars)                         1997             1996
     Refineries (LIFO):
         Raw  materials                       $   518,655      $   227,211
         Intermediates                            173,707           79,831
         Finished products                        420,484          174,277
     Retail (FIFO):
         Merchandise                              117,865          116,618
         Gasoline and diesel                       39,236           39,681
         Other                                      2,528            2,142
                                              ------------     ------------
                                             $  1,272,475      $   639,760
                                             =============     ============

     At June 30, 1997, the carrying value of inventories accounted for under the LIFO method exceeded replacement cost. Management believes this decline in replacement cost of inventories is temporary. At December 31, 1996, the replacement cost of such inventories exceeded carrying cost by approximately $177,653,000.

6.   Revolving Credit Facilities

On January 14, 1997, the Company amended and restated its existing revolving credit agreement (the "Revolving Credit Facility") to increase the maximum borrowing capacity from $600,000,000 to $1,000,000,000.

On March 31, 1997, the Company entered into a second revolving credit agreement (the "Additional Credit Facility"). The Additional Credit Facility was scheduled to mature on January 14, 2002 and provided the Company with a $250,000,000 uncollateralized revolving credit facility for working capital and general corporate purposes. On May 15, 1997, the Company terminated the Additional Credit Facility.

Utilization of the Revolving Credit Facility was as follows:

                                                 June 30,       December 31,
  (Thousands of Dollars)                          1997             1996
                                                ----------      -------------
     Cash borrowings outstanding               $  515,000        $
     Letters of credit                             68,006           112,113
                                               -----------       ------------
     Total utilization                            583,006           112,113
     Availability                                 416,994           487,887
                                               -----------       ------------
                                            $   1,000,000       $   600,000


7.   Long-Term Debt

     On January 14, 1997, the Company issued $200,000,000 of 7.25% Notes due on January 1, 2007, $300,000,000 of 7.80% Debentures due on January 1, 2027, and $100,000,000 of 7.90% Debentures due on January 1, 2047 (collectively the "Notes and Debentures"). Interest on the unregistered Notes and Debentures is payable each January 1 and July 1, commencing on July 1, 1997. The Notes and Debentures are non-redeemable and uncollateralized. The proceeds from the Notes and Debentures were used to finance a portion of the Unocal Acquisition purchase price. In May 1997, the Company offered to exchange the unregistered Notes and Debentures for fully registered and freely saleable Notes and Debentures having the identical terms, including the same interest rates and maturity dates. The offer is scheduled to expire on August 15, 1997.

8.   Capital Stock

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

On May 1, 1997, the Company issued 25,300,000 shares of Common Stock pursuant to a prospectus supplement to the shelf registration statement. The net proceeds from this Common Stock offering were $697,395,000, based on an offering price of $28.50 per share. The net proceeds were used to repurchase the Unocal Shares ($393,708,000) and repay borrowings under the Revolving Credit Facility and Additional Credit Facility ($303,687,000).

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

The Company's quarterly Common Stock dividend was increased to $.06 per post-split share effective with the first quarter of 1997.


9.    Cost of Sales

Cost of sales for the three and six month periods ended June 30, 1997 have been reduced by $20,000,000 and $73,000,000, respectively, of insurance coverage accruals related to the unscheduled shutdown of the Bayway Refinery cat cracker and the January 1997 accident at the Avon Refinery hydrocracker. The insurance accruals for damages and business interruption claims are net of deductible amounts and asset write-offs. The Bayway Refinery cat cracker resumed full production in the 1997 first quarter and the Avon Refinery hydrocracker resumed full production in July 1997.


10.     Supplemental Cash Flow Information

                                                    Six Months Ended June 30,
(Thousands of Dollars)                                1997             1996
                                                    ----------       ---------
     Cash paid during the period for:
         Interest, net of amounts capitalized       $ 49,590         $  34,645
         Income taxes, net of refunds received      $ 43,997         $  16,968

     Detail of acquisitions:
         Fair value of assets acquired           $ 1,958,018      $  1,578,796
         Liabilities assumed                        (422,674)         (782,600)
         Common Stock issued                        (396,880)         (327,039)
                                                 ------------        ----------
        Net cash paid for acquisitions            1,138,464           469,157
         Cash acquired in acquisitions                  499            41,465
                                                 ------------    -------------
         Cash paid for acquisitions               1,138,963      $   510,622
                                                 ============    =============

11. New Accounting Standards

During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 modifies the computation, presentation, and disclosure requirements for earnings per share amounts. The adoption of SFAS No. 128, in the fourth quarter of 1997, is not expected to have a significant impact on Tosco's reported earnings per share.

During June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 established standards for reporting and display of comprehensive income and its components (net income plus all other nonowner changes in equity). SFAS No. 131 established disclosure standards regarding information about operations segments in interim and annual financial statements. Tosco will comply with the expanded disclosure requirements of SFAS No. 130 and SFAS No. 131 with its 1997 annual financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended June 30, 1997 should be read in conjunction with Management's Discussion and Analysis included in Tosco's 1996 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1992 through 1996. This Management's Discussion and Analysis updates that data.

Acquisitions

On March 31, 1997, Tosco completed its acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "Unocal Acquisition"). The assets acquired from Unocal are comprised of two petroleum refining systems, a retail gasoline system consisting of approximately 1,325 76-branded gasoline service stations, a distribution system comprised of 13 company-owned oil storage terminals, 1,500 miles of crude oil and product pipeline, the world-wide rights to the "76" and "Union" brands, and Unocal's lubricants manufacturing, distribution, and marketing business. Tosco completed its acquisition of The Circle K Corporation ("Circle K") on May 30, 1996 (the "Circle K Acquisition"). Tosco is now the largest independent refiner and marketer of petroleum products in the United States, and is also the nation's largest operator of company-controlled convenience stores.

Results of Operations

                                                          Three Months Ended June 30,         Six Months Ended June 30,
(Thousands of Dollars, Except Per Share Data)              1997                  1996           1997               1996
                                                         ----------             -------        -------           --------
Sales                                                    $  3,196,431          $ 2,430,740     $  5,606,704      $ 4,450,763
Cost of sales                                               2,948,053            2,265,495        5,272,538        4,202,907
Consolidation charge                                                                13,500                            13,500
Selling, general, and administrative expenses                  85,019               47,867          136,928           74,937
Interest expense, net                                          44,429               19,977           67,803           35,900
                                                        --------------         ------------     ------------      -----------
Income before income taxes and distributions on Trust
  Preferred Securities                                        118,930               83,901          129,435          123,519
Income taxes                                                   49,295               34,263           53,715           49,915
                                                          ------------          -----------     ------------       ----------
Income before disributions on Trust Preferred Securities       69,635               49,638           75,720           73,604
Distributions on Trust Preferred Securities, net of income
  taxes                                                         2,523                                 5,046
                                                         --------------         -----------     ------------       ----------
Net income                                               $     67,112          $    49,638      $    70,674      $    73,604
                                                         ==============        ============     ============     ============
Fully diluted earnings per share (a)                     $       0.43          $      0.41      $      0.48      $      0.62
                                                         ==============        ============     ============     ============

(a) Earnings per share reflect the 3-for-1 stock split declared and distributed in February 1997.

                                                         Three Months Ended June 30,              Six Months Ended June 30,
Refining Data Summary (a):                                     1997               1996                 1997            1996
                                                             ---------           -------             ----------      --------
     Average charge barrels input per day (b):
         Crude oil                                            761,600               477,200         573,400          474,000
         Other feed and blending stocks                        94,600                68,400          71,500           67,700
                                                             ---------           -----------       ---------         ---------
                                                              856,200               545,600         644,900          541,700
                                                            ==========           ===========       ==========       ===========
 Average barrels of petroleum products produced per day:
         Clean products (c)                                   692,300               439,200         516,900          435,900
         Other finished products                              150,800               100,400         121,000          103,900
                                                            ----------           -----------       ----------       -----------
                                                              843,100               539,600         637,900          539,800
                                                           ===========          =============      ===========     ============
     Operating margin per charge barrel (d)                 $    4.62            $     5.48        $   4.75         $   4.87
                                                           ===========          =============      ===========     ============

 (a) The refining data summary presents the operating results of the following refineries:

     - Bayway Refinery, located on the New York Harbor;
     - Ferndale Refinery, located on Washington's Puget Sound
     - Trainer Refinery, located near Philadelphia.
     - San Francisco Area Refinery System, comprised of the Avon Refinery and the acquired Rodeo-Santa Maria Complex
     - Los Angeles Refinery System, comprised of the two acquired refineries in Los Angeles

     The refinery data summary includes the operations of the Rodeo-Santa Maria
     Complex and the Los Angeles Refinery System subsequent to March 31, 1997
     (date acquired) and the Trainer Refinery subsequent to May 8, 1997 (date reopened).

(b)  A charge barrel is equal to 42 gallons.

(c)  Clean products are defined as clean transportation fuels
     (gasoline, diesel, distillates, and jet fuel) and heating oil.
     Clean product production for the first quarter of 1997 was reduced due to scheduled turnaround maintenance at the Avon
     Refinery coker unit and the unscheduled shutdowns of the Bayway
     Refinery cat cracker and Avon Refinery hydrocracker. Clean product production for the second quarter of 1997 was increased due to the refinery acquisitions and the reopening of the Trainer
     Refinery partially offset by the unscheduled shutdowns.

(d) Operating margin per charge barrel is calculated as operating contribution, including insurance recoveries and excluding refinery operating costs, divided by total refinery charge barrels.


                                                          Three Months Ended June 30,         Six Months Ended June 30,
Retail Data Summary (a):                                   1997               1996             1997              1996
                                                          --------         --------            ------            -------

   Volume of fuel sold (thousands of gallons)           1,181,479          435,587           1,807,424          715,691
     Blended fuel margin (cents per gallon)                  14.7             11.8                12.5             10.1
     Number of gasoline stations at period end              4,708            3,395               4,708            3,395

     Merchandise sales (thousands of dollars)          $  520,963       $  179,105           $ 983,559       $  187,082
     Merchandise margin (percentage of sales)                29.3%            29.2%               29.5%            29.3%
     Number of merchandise stores at period end             2,522            2,390               2,522            2,390

     Other retail gross profit (thousands of dollars)  $   33,540       $   10,110           $  53,174       $   16,397

(a) The retail data summary includes the operations of The Circle K Corporation subsequent to May 30, 1996 and the Unocal gasoline stations subsequent to March 31, 1997.


1997 SECOND QUARTER COMPARED TO 1996 SECOND QUARTER

Tosco earned $67.1 million ($0.43 per fully diluted share) on sales of $3.2 billion for the second quarter of 1997, compared to earnings of $49.6 million ($0.41 per fully diluted share) on sales of $2.4 billion in the corresponding period of 1996. The increase in sales is attributable to the Unocal and Circle K Acquisitions and the reopening of the Trainer Refinery, partially offset by reduced production at the Avon Refinery and lower West Coast product prices.

Tosco generated an operating contribution of $248.4 million for the second quarter of 1997 compared to $165.2 million in the corresponding period in 1996. Refining operating contribution decreased by $25 million due to a number of factors (primarily reduced production at the Avon Refinery, lower West Coast refining margins, and start-up costs associated with the Trainer reopening), partially offset by operating contribution from the Unocal assets. The 1997 second quarter refinery operating contribution includes $20 million of insurance recovery accruals related to the Avon hydrocracker. See Note 9 to the Consolidated Financial Statements. Retail operating contribution for the three month period ended June 30, 1997 increased by approximately $108 million compared to the same period in 1996, due to the Circle K and Unocal Acquisitions and improved blended fuel margins.

During the second quarter of 1996, Tosco recorded a $13.5 million ($8.1 million after-tax) charge for the consolidation of its marketing division following the Circle K Acquisition. There were no special items in the 1997 second quarter.

Selling, general, and administrative expenses for the quarter ended June 30, 1997 increased by $37.2 million compared to the corresponding period in 1996, primarily due to the Unocal and Circle K Acquisitions.

Net interest expense for the quarter ended June 30, 1997 increased by $24.5 million compared to 1996. This increase is primarily due to higher debt levels incurred to finance Tosco's expanded operations and acquisitions.

Income taxes, including the benefit associated with the distributions on company-obligated, mandatorily redeemable, convertible preferred securities, for the 1997 second quarter were $47.5 million compared to the 1996 second quarter of $34.3 million. Tosco's effective income tax rate increased due to the nondeductibility of the amortization of certain intangible assets acquired in the Circle K Acquisition and a higher effective state income tax rate due to the Unocal Acquisition.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Tosco earned $70.7 million ($0.48 per fully diluted share) on sales of $5.6 billion during the six month period ended June 30, 1997, compared to earnings of $73.6 million ($0.62 per fully diluted share) on sales of $4.5 billion in the corresponding period of 1996. The increase in sales is attributable to the Unocal and Circle K Acquisitions and the reopening of the Trainer Refinery, partially offset by reduced production at the Avon and Bayway Refineries and lower West Coast product prices during the second quarter of 1997.

Tosco generated an operating contribution of $334.2 million for the six month period ended June 30, 1997 compared to $247.9 million in the corresponding period in 1996. Refining operating contribution decreased by $46 million due to a number of factors (primarily reduced production at the Avon Refinery, the unscheduled shutdown of the Bayway Refinery cat cracker, unusually mild winter weather on the East Coast during the first quarter of 1997, lower West Coast refining margins, and start-up costs associated with the Trainer reopening), partially offset by operating contribution from the Unocal assets. Lower production at the Avon Refinery was due to the scheduled turnaround of the coker unit and the unscheduled refinery shutdown. Refinery operating contribution for the six month period ended June 30, 1997 includes $73 million of insurance recovery accruals. See Note 9 to the Consolidated Financial Statements. Retail operating contribution for the six month period ended June 30, 1997 increased by approximately $132 million compared to the same period in 1996, due to the Circle K and Unocal Acquisitions and the improved blended fuel margins of the 1997 second quarter.

Selling, general, and administrative expenses for the six month period ended June 30, 1997 increased by $62.0 million compared to the corresponding period in 1996, primarily attributable to the Unocal and Circle K Acquisitions.

Net interest expense for the six month period ended June 30, 1997 increased by $31.9 million compared to 1996. This increase is primarily due to higher debt levels incurred to finance Tosco's expanded operations and acquisitions.

Income taxes, including the benefit associated with the distributions on company-obligated, mandatorily redeemable, convertible preferred securities, for the six month period ended June 30, 1997 were $50.1 million compared to $49.9 million in the corresponding period of 1996. Tosco's effective income tax rate increased due to the nondeductibility of the amortization of certain intangible assets acquired in the Circle K Acquisition and a higher effective state income tax rate due to the Unocal and Circle K Acquisitions.

Outlook

Results of operations for the balance of 1997 will be primarily determined by the operating efficiency of the refineries, and refining and retail fuel margins. The Avon hydrocracker unit returned to normal operation in July 1997. Accordingly, Tosco's expanded consolidated refining production is expected to be at higher levels for the balance of 1997.

Refining and retail fuel margins at the beginning of the third quarter are at satisfactory levels. Merchandise margins also remained consistent. Tosco is not able to predict whether such margins will continue due to the uncertainties associated with the oil markets.


 Cash Flows

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $54 million during the first six months of 1997 as cash used in investing activities of $1.4 billion exceeded cash provided by operating and financing activities of $89 million and $1.3 billion, respectively.

Net cash provided by operating activities of $89 million was from cash earnings of $135 million (net income plus depreciation and amortization less insurance recoveries), net of an increase in net operating assets and liabilities of $44 million, and $2 million from other operating uses.

Net cash used in investing activities totaled $1.4 billion due to the Unocal Acquisition ($1.1 billion), capital additions ($184 million), and spending for turnarounds, deferred charges and other assets ($111 million), net of other investing sources of $3 million.

Net cash provided by financing activities totaled $1.3 billion as proceeds from the Common Stock offering of $697 million, proceeds from notes and debentures of $600 million, and net borrowings under the Revolving Credit Facilities of $515 million exceeded the repurchase of the Unocal Shares of $394 million, principal payments on long-term debt of $107 million, dividend payments of $17 million, and other financing uses of $8 million.

Liquidity

At June 30, 1997, liquidity (cash and cash equivalents, current portion of marketable securities, deposits, and unused credit facilities) totaled $477 million, a $140 million decrease from the December 31, 1996 balance of $617 million. Cash and cash equivalents decreased by $54 million, current portion of marketable securities and deposits decreased by $16 million, and unused credit facilities decreased by $71 million. See Note 6 to the Consolidated Financial Statements.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of its securities. The securities to be issued may consist of one or more series of debentures, notes or other uncollateralized forms of indebtedness, Common Stock, Preferred Stock, and Preferred Stock represented by depository shares. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. On May 1, 1997, Tosco issued 25,300,000 shares of Common Stock pursuant to a prospectus supplement to the shelf registration statement. The net proceeds from this Common Stock offering were $697 million, based on an offering price of $28.50 per share. The net proceeds were used to repurchase and retire the common stock issued to Unocal ($394 million) and repay borrowings under the Revolving Credit Facilities used to finance the Unocal Acquisition ($304 million).

The Revolving Credit Facility, together with funds potentially available from the issuance of securities, provide Tosco with adequate resources to meet its expected liquidity demands, including required debt payments and liquidity requirements associated with the Unocal Acquisition, for at least the next twelve months. See Note 8 to the Consolidated Financial Statements.

Capital Expenditures

On March 31, 1997, Tosco completed the Unocal Acquisition. In addition, Tosco spent $184 million on budgeted capital projects during the first six months of 1997, primarily at the Avon, Bayway, and Trainer Refineries and for retail assets. Refinery capital spending programs were for the completion of projects to meet reformulated fuel specifications, compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Retail capital spending was focused on integrating operations, enhancing existing sites, and upgrading underground storage tanks.

 Capitalization

At June 30, 1997, total shareholders' equity was $1.8 billion, a $750 million increase from the December 31, 1996 balance of $1.1 billion. This increase was primarily due to the issuance of 25,300,000 shares of Common Stock for $697 million, and net income of $71 million less Common Stock dividends of $17 million. Debt (short-term bank borrowings, current and non-current maturities of long-term debt, and revolving credit facilities) at June 30, 1997 totaled $1.9 billion, an increase of $1 billion from the December 31, 1996 balance of $940 million. This increase was due to Tosco's borrowings to fund the Unocal Acquisition, net of principal payments.

The ratio of long-term debt (revolving credit facilities and non-current portion of long-term debt) to total capitalization (revolving credit facilities, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) increased from 38% at December 31, 1996 to 48% at June 30, 1997. This increase was primarily due to the issuance of $600 million of long-term debt in January 1997 and net borrowings of $515 million under the Revolving Credit Facilities, net of long-term debt payments of $107 million and net proceeds from a Common Stock offering of $697 million.

New Accounting Standards

During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 modifies the computation, presentation, and disclosure requirements for earnings per share amounts. The adoption of SFAS No. 128, in the fourth quarter of 1997, is not expected to have a significant impact on Tosco's reported earnings per share.

During June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (net income plus all other nonowner changes in equity). SFAS No. 131 establishes disclosure standards regarding information about operating segments in interim and annual financial statements. Tosco will comply with the expanded disclosure requirements of SFAS No. 130 and SFAS No. 131 with its 1997 annual financial statements.

                            PART II OTHER INFORMATION

Item 4.           Submission of Matters to Vote of Security Holders

On May 15, 1997, an Annual Meeting of Stockholders was held. The table below briefly describes the proposals and the results of the shareholder vote:

         I.   Election of Directors

                                                         Withhold
   Names                         Votes For              Authority

  Jefferson F. Allen            133,835,112               229,184
  Patrick M. de Barros          133,837,368               226,928
  Wayne A. Budd                 133,768,455               295,841
  Houston I. Flournoy           133,819,924               244,372
  Edmund A. Hajim               133,836,364               227,932
  Joseph P. Ingrassia           133,820,769               243,527
  Charles J. Luellen            133,826,226               238,070
  Eija Malmivirta               133,771,097               293,199
  Mark R. Mulvoy                133,823,769               240,527
  Thomas D. O'Malley            133,820,853               243,443

         II.   Ratification of Independent Accountants

                                          Votes For   Votes Against   Abstain

Ratification and approval of appointment
of Coopers & Lybrand L.L.P. as
independent accountants                  133,876,019    70,230        118,047

 Item 6.          Exhibits and Reports on Form 8-K

a.  Exhibits:

         11 - Computation of Earnings Per Share (see page 16)

         12 - Ratio of Earnings to Fixed Charges (see page 17)

         27 - Financial Data Schedule


b.  Report on Form 8-K

A Report on Form 8-K/A dated June 10, 1997 was filed relating to the acquisition of Union Oil Company of California's West Coast petroleum refining, marketing and related supply and transportation assets on March 31, 1997. This Form 8-K/A reported on Item 2., Acquisition or Disposition of Assets, and on the following financial information under Item 7., Financial Statements, Pro Forma Financial Information and Exhibits:

         1. Pro-forma financial information of Tosco Corporation consisting of an unaudited pro-forma combined balance sheet as of March 31, 1997 and an unaudited pro-forma combined income statements for the year ended December 31, 1996 and the three month period ended March 31, 1997