Form 10-Q
period 1997-09-30
TOSCO CORP
filed 1997-11-14
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                          [X] Yes  ___ No

Registrant's Common Stock outstanding at October 31, 1997 was 156,228,429 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                                                    PAGE(S)

PART I        FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1997 and
         December 31, 1996                                              1

         Consolidated Statements of Income for the three and nine
         month periods ended September 30, 1997 and 1996                2

         Consolidated Statements of Cash Flows for the nine month
         periods ended September 30, 1997 and 1996                      3

         Notes to Consolidated Financial Statements                   4 - 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8 - 12


PART II       OTHER INFORMATION

Item 1. Legal Proceedings                                             13

Item 6. Exhibits and Reports on Form 8-K:                             13

        Exhibit 11 - Computation of Earnings per Share for the
        three and nine month periods ended September 30,
        1997 and 1996                                                 14

        Exhibit 12 - Ratio of Earnings to Fixed Charges for the
        three and nine month periods ended September 30,
        1997 and 1996                                                 15

Signatures                                                            16


                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Par Value)

                                                             September 30,       December 31,
                                                                 1997               1996
                                                             (Unaudited)
 ASSETS
 Current assets:
     Cash and cash equivalents                                  $35,882               $94,418
     Marketable securities and deposits                          24,781                35,238
     Trade accounts receivable, less allowance
       for uncollectibles of $17,239 (1997) and $8,291 (1996)   376,944               189,654
     Inventories                                              1,334,450               639,760
     Prepaid expenses and other current assets                  118,813                55,304
     Deferred income taxes                                       28,121                28,121
                                                              ------------          ----------
       Total current assets                                   1,918,991             1,042,495

 Property, plant, and equipment, net                          3,158,764             1,681,877
 Deferred turnarounds, net                                      128,440                63,160
 Intangible assets (primarily tradenames), net                  618,731               621,226
 Other deferred charges and assets                              194,202               146,067
                                                             -------------         -----------
                                                             $6,019,128            $3,554,825
                                                            ==============         ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable, accrued expenses,
       and other liabilities                                 $1,622,477              $919,306
     Current maturities of long-term debt                        13,073               113,200
                                                             -------------          ------------
        Total current liabilities                             1,635,550             1,032,506

 Revolving credit facilities                                    241,000                  -
 Long-term debt                                               1,417,936               826,832
 Accrued environmental costs                                    266,570                87,363
 Deferred income taxes                                           73,418                80,302
 Other liabilities                                              172,476               157,499
                                                             -------------         ------------
         Total liabilities                                    3,806,950             2,184,502
                                                             -------------         ------------
 Company-obligated, mandatorily redeemable, convertible
   preferred securities of Tosco Financing
   Trust, holding solely 5.75% convertible junior
   subordinated debentures of Tosco Corporation                 300,000               300,000
                                                             -------------         ------------
 Shareholders' equity:
   Common stock, $.75 par value, 250,000,000 shares
     authorized, 177,664,359 (1997) and
     138,486,201 (1996) shares issued                           133,475               103,865
     Additional paid-in capital                               2,028,615               963,667
     Retained earnings                                          222,658                77,594
     Treasury stock, at cost                                   (472,570)              (74,803)
                                                             --------------        ------------
         Total shareholders' equity                           1,912,178             1,070,323
                                                            --------------        ------------
                                                             $6,019,128            $3,554,825
                                                            ==============        =============
 The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars, Except Per Share Data)


                                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                                           1997            1996               1997            1996
                                                         -----------    --------------      -----------    ------------
 Sales                                                   $3,758,589      $2,709,388         $9,365,293     $7,160,151

 Cost of sales                                            3,457,891       2,538,698          8,730,429      6,741,605
 Consolidation charge                                                                                          13,500
 Selling, general, and administrative expenses               85,864          72,281            222,792        147,218
 Interest expense                                            39,664          27,177            109,608         64,764
 Interest income                                             (1,679)         (1,079)            (3,820)        (2,766)
                                                         --------------   -------------     ------------    ------------
 Income before income taxes and distributions on company-
   obligated, mandatorily redeemable, convertible
   preferred securities                                     176,849          72,311            306,284        195,830

 Income taxes                                                73,393          29,818            127,108         79,733
                                                          --------------   ------------      ------------     ----------
 Income before distributions on company-obligated,
   mandatorily redeemable, convertible
   preferred securities                                     103,456          42,493            179,176        116,097

 Distributions on company-obligated, mandatorily redeemable, convertible preferred securities, net of income tax
   benefit of $1,790 (1997 three months) and
   $5,369 (1997 nine months)                                  2,523             -               7,569           -
                                                          --------------   -------------     -------------   -------------
 Net income                                                $100,933         $42,493          $171,607        $116,097
                                                          ==============   =============     =============   ==============
 Earnings per common and common equivalent share (a):
      Primary                                                 $0.63           $0.32             $1.14           $0.95
                                                           =============   =============     =============   =============
      Fully diluted                                           $0.61           $0.32             $1.12           $0.95
                                                           =============   =============     =============   =============
 Weighted average common and common equivalent shares
   used for computation of earnings per share (a):
      Primary                                           160,610,178     133,825,833       150,919,402     121,975,344
                                                       ================ ================  =============== ================
      Fully diluted                                     169,947,706     134,174,811       160,379,839     122,520,480
                                                       ================ ================  =============== ================

 (a) Earnings per share and weighted average shares outstanding reflect the 3-for-1 stock split declared and distributed in February 1997.

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                           Nine Months Ended September 30,
                                                               1997                 1996
                                                             -------              --------
 Cash flows from operating activities:
 Net income                                                 $171,607              $116,097
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of property,
     plant, and equipment                                    170,979               81,144
     Amortization of deferred turnarounds,
     intangible assets, and other deferred charges            49,705               49,934
     Deferred income taxes                                                         23,887
     Insurance recovery accruals, net of cash collected      (50,000)
     Changes in operating assets and liabilities, net        135,666              (90,849)
     Other, net                                                  629                4,348
                                                            -----------         ----------
        Net cash provided by operating activities            478,586              184,561
                                                            -----------         -----------

 Cash flows from investing activities:
 Purchase of property, plant, and equipment, net            (264,267)            (119,931)
 Increase in deferred turnarounds, deferred charges,
  and other assets                                          (116,103)            (57,820)
 Net change in marketable securities and deposits             (2,772)             (5,392)
 Acquisition of BP Northeast refining and marketing assets                       (64,428)
 Acquisition of Circle K, net of cash acquired                                  (413,229)
 Acquisition of Unocal refining, marketing, and related
 supply and transportation assets, net of
   cash acquired                                          (1,138,464)
                                                         --------------         -----------
             Net cash used in investing activities        (1,521,606)           (660,800)
                                                         --------------         -----------
 Cash flows from financing activities:
 Proceeds from note and debenture offering                  600,000              240,000
 Proceeds from common stock offering, net                   697,396
 Net borrowings under revolving credit facilities           241,000              315,000
 Net short-term bank repayments                                                  (20,000)
 Payments under long-term debt agreements                  (109,763)              (3,344)
 Payments under other long-term liabilities                 (20,121)
 Repurchase of Unocal Shares                               (393,708)
 Dividends paid on common stock                             (26,543)             (19,902)
 Other, net                                                  (3,777)              (2,298)
                                                        --------------          -----------
             Net cash provided by financing activities      984,484              509,456

 Net (decrease) increase in cash and cash equivalents       (58,536)              33,217
 Cash and cash equivalents at beginning of period            94,418               19,148
                                                        --------------          -----------
 Cash and cash equivalents at end of period                 $35,882              $52,365
                                                        ==============          ============

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                         (ALL INFORMATION IS UNAUDITED)


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

3.     ACQUISITION

On March 31, 1997, the Company acquired Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "76 Product Acquisition") for a purchase price (including liabilities assumed) of approximately $1,400,000,000, plus inventories valued at approximately $400,000,000 and credit card receivables valued at approximately $130,000,000. In addition, Unocal is entitled to receive contingent participation payments over the next seven years, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increase above specified levels. For a period of 25 years, Unocal will be responsible for all environmental liabilities arising out of or relating to the period prior to closing, except that the Company will pay the first $7,000,000 of such environmental liabilities each year, plus 40% of any amount in excess of $7,000,000 per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that the Company may have to pay in total for the 25 year period for such environmental liabilities is limited to $200,000,000.

The assets which were acquired from Unocal include two petroleum refining systems, comprised of four sites in California with an aggregate throughput capacity of approximately 250,000 barrels per day; a retail gasoline system, consisting of approximately 1,325 76-branded gasoline stations (approximately 1,100 of which are company-controlled); a distribution system comprised of 13 company-owned oil storage terminals; three modern American-flagged 40,000 deadweight-ton tankers; rights with respect to 1,500 miles of crude oil and product pipelines; the worldwide rights to the "76" and "Union" brands (together with the distinctive orange ball logo) in the petroleum refining and marketing businesses (except for pre-existing license grants relating to 76 Truckstops and to Uno-Ven); and Unocal's lubricants manufacturing, distribution, and marketing business.

The purchase price paid pursuant to the 76 Product Acquisition consisted of cash and 14,092,482 shares of Tosco Common Stock (the "76 Product Shares") having an aggregate value of $396,880,000. In addition, certain gasoline service stations were purchased directly from Unocal for $235,000,000 by a special purpose entity which has leased the service stations to the Company pursuant to a long-term lease. The 76 Product Shares were valued at $28.1625 per share, which was the average of the high and low Tosco stock prices for the ten trading days preceding the closing date. The cash portion of Tosco's purchase price, including working capital, was paid to Unocal on April 1, 1997 from a combination of available cash, borrowings under the Revolving Credit Facilities (Note 6), and proceeds from the sale of $600,000,000 of unsecured debt securities (Note 7).

In connection with the 76 Product Acquisition, the Company and Unocal entered into a Stock Purchase and Shareholder Agreement related to Unocal's disposition of the 76 Product Shares. In May 1997, the Company repurchased the 76 Product Shares for approximately $393,708,000.

The Company indicated, at the time it completed the 76 Product Acquisition, that it intended to sell certain non-strategic assets. Through September 30, 1997, approximately $60,000,000 of such assets have been sold, principally oil tankers and a heating oil distributorship. These assets were allocated a purchase cost equal to the net proceeds from the sales.

The 76 Product Acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities are included in the accompanying September 30, 1997 balance sheet at values based on a preliminary allocation of the purchase price. The purchase price allocation is expected to be finalized by the end of 1997 based upon appraisals and other evaluations currently in process. The preliminary purchase price allocation is summarized below:

     (THOUSANDS OF DOLLARS)
     Cash and cash equivalents                            $      499
     Credit card receivables                                 132,959
     Inventories                                             401,394
     Prepaid expenses and other current assets                 2,530
     Property, plant, and equipment                        1,397,784
     Other deferred charges                                   23,351
     Accrued expenses and other current liabilities         (197,674)
     Accrued environmental costs                            (190,000)
     Other liabilities                                       (35,000)
                                                       ---------------
                                                       $   1,535,843
                                                       ===============
Pro forma results of operations for the nine month periods ended September 30, 1997 and 1996, assuming the 76 Product Acquisition had occurred at the beginning of each period, are as follows:

                                               NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)        1997                1996
                                              ------------------  -------------
  Sales                                        $  10,319,893    $   10,055,251
  Net income                                         134,090           180,518
  Earnings per common and common equivalent share:
         Primary                               $        0.83    $         1.23
         Fully diluted                                  0.83              1.22

The pro forma results of operations are presented for informational purposes only and do not reflect the improvement in operating contribution anticipated from the 76 Product Acquisition or the reduction in operating and administrative costs expected from the consolidation of operations. Accordingly, it is not necessarily indicative of the operating results that would have occurred nor of future operating results.

4.     INVENTORIES

                                              SEPTEMBER 30,    DECEMBER 31,
   (THOUSANDS OF DOLLARS)                         1997             1996
                                              -------------    ------------
   Refineries (LIFO):
     Raw materials                            $  530,398        $ 227,211
     Intermediates                               183,127           79,831
     Finished products                           453,970          174,277
   Retail (FIFO):
     Merchandise                                 119,927          116,618
     Gasoline and diesel                          43,690           39,681
     Other                                         3,338            2,142
                                             -------------     --------------
                                             $ 1,334,450       $  639,760
                                             ==============    ==============

The excess of replacement cost over carrying value of the inventories accounted for under the LIFO method was $56,870,000 and $177,653,000 at September 30, 1997 and December 31, 1996, respectively.

5.     REVOLVING CREDIT FACILITIES

On January 14, 1997, the Company amended and restated its existing revolving credit agreement (the "Revolving Credit Facility") to increase the maximum borrowing capacity from $600,000,000 to $1,000,000,000.

Utilization of the Revolving Credit Facility was as follows:

                                             SEPTEMBER 30,    DECEMBER 31,
 (THOUSANDS OF DOLLARS)                          1997             1996
                                             -------------    ------------
 Cash borrowings outstanding                 $  241,000         $
 Letters of credit                               55,622           112,113
                                             -------------    --------------
 Total utilization                              296,622           112,113
 Availability                                   703,378           487,887
                                           -------------    --------------
                                           $  1,000,000        $  600,000
                                           =============    ==============

6.     LONG-TERM DEBT

On January 14, 1997, the Company issued $200,000,000 of 7.25% Notes due on January 1, 2007, $300,000,000 of 7.80% Debentures due on January 1, 2027, and $100,000,000 of 7.90% Debentures due on January 1, 2047 (collectively the "Notes and Debentures"). Interest on the unregistered Notes and Debentures is payable each January 1 and July 1, commencing on July 1, 1997. The Notes and Debentures are non-redeemable and uncollateralized. The proceeds from the Notes and Debentures were used to finance a portion of the 76 Product Acquisition purchase price. In May 1997, the Company offered to exchange the unregistered Notes and Debentures for fully registered and freely salable Notes and Debentures having identical terms, including the same interest rates and maturity dates. Pursuant to this offer, all of the unregistered Notes and Debentures were exchanged for fully registered and freely salable Notes and Debentures in August 1997.

7.    CAPITAL STOCK

In February 1997, the Company declared and distributed a 3-for-1 Common Stock split. The number of shares, per share prices, earnings per share, and dividend per share amounts have been restated to reflect the 3-for-1 stock split.

The Company's quarterly Common Stock dividend was increased to $.06 per post-split share effective with the first quarter of 1997.

8.     COST OF SALES

Cost of sales for the nine month period ended September 30, 1997 has been reduced by $73,000,000 of insurance coverage accruals related to the unscheduled shutdown of the Bayway Refinery cat cracker and the January 1997 accident at the Avon Refinery hydrocracker. The insurance accruals for damages and business interruption claims are net of deductible amounts and asset write-offs. During the three month period ended September 30, 1997, the Company collected approximately $23,000,000 on these insurance receivables. The Bayway Refinery cat cracker resumed production in the 1997 first quarter and the Avon Refinery hydrocracker resumed production in July 1997.


9.    SUPPLEMENTAL CASH FLOW INFORMATION

                                            NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS OF DOLLARS)                          1997             1996
                                             -------------    -------------
Cash paid during the period for:
  Interest, net of amounts capitalized        $   100,463     $    63,780
  Income taxes, net of refunds received       $    58,949     $    41,372

Detail of acquisitions:
  Fair value of assets acquired               $ 1,958,018     $ 1,587,296
  Liabilities assumed                            (422,674)       (782,600)
  Common Stock issued                            (396,880)       (327,039)
                                             -------------    ---------------
  Net cash paid for acquisitions                1,138,464         477,657
  Cash acquired in acquisitions                       499          41,465
                                             -------------    ----------------
  Cash paid for acquisitions                 $  1,138,963     $   519,122
                                            =============    ================

 10.     NEW ACCOUNTING STANDARDS

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                         (ALL INFORMATION IS UNAUDITED)

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine month periods ended September 30, 1997 should be read in conjunction with Management's Discussion and Analysis included in Tosco's 1996 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1992 through 1996. This Management's Discussion and Analysis updates that data.


ACQUISITIONS

On March 31, 1997, Tosco completed its acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "76 Product Acquisition"). The assets acquired from Unocal are comprised of two petroleum refining systems, a retail gasoline system consisting of approximately 1,325 76-branded gasoline service stations, a distribution system comprised of 13 company-owned oil storage terminals, rights with respect to 1,500 miles of crude oil and product pipelines, the world-wide rights to the "76" and "Union" brands, and Unocal's lubricants manufacturing, distribution, and marketing business. Tosco completed its acquisition of The Circle K Corporation ("Circle K") on May 30, 1996 (the "Circle K Acquisition"). Tosco is now the largest independent refiner and marketer of petroleum products in the United States, and is also the nation's largest operator of company-controlled convenience stores.


RESULTS OF OPERATIONS
                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)                1997            1996                1997              1996
----------------------------------------------             --------         -------             -------           -------
Sales                                                   $ 3,758,589    $   2,709,388          $ 9,365,293        $  7,160,151
Cost of sales                                             3,457,891        2,538,698            8,730,429           6,741,605
Consolidation charge                                                                                                   13,500
Selling, general, and administrative expenses                85,864           72,281              222,792             147,218
Interest expense, net                                        37,985           26,098              105,788              61,998
                                                       --------------    -------------       --------------       -------------
Income before income taxes and distributions on
  Trust Preferred Securities                                176,849           72,311              306,284             195,830
Income taxes                                                 73,393           29,818              127,108              79,733
                                                       --------------    -------------       --------------       -------------
Income before distributions on Trust Preferred
  Securities                                                103,456           42,493              179,176             116,097
Distributions on Trust Preferred Securities, net of
  income taxes                                                2,523                                 7,569
                                                       --------------    -------------       --------------       --------------
Net income                                             $    100,933     $     42,493         $    171,607         $   116,097
                                                       ==============    =============       ==============        =============
Fully diluted earnings per share (a)                   $       0.61     $       0.32         $       1.12         $      0.95
                                                       ==============   ==============       ==============       ==============

----------
(a)  Earnings per share reflect the 3-for-1 stock split declared and distributed in February 1997.

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
REFINING DATA SUMMARY (a)                                  1997               1996             1997              1996
                                                       --------------    -------------    --------------    ---------
 Average charge barrels input per day (b):
         Crude oil                                         827,500          475,100           659,100        474,400
         Other feed and blending stocks                    103,300           71,200            82,200         68,500
                                                        -----------      ----------        ----------       ----------
                                                           930,800          546,300           741,300        542,900
                                                       ==============    =============    ==============    =============

 Average barrels of petroleum products produced per day:
         Clean products (c)                                775,000          442,200           603,700        437,700
         Other finished products                           139,900          104,100           127,400        106,300
                                                        --------------    -------------    --------------   -------------
                                                           914,900          546,300           731,100        544,000
                                                        ==============   ==============    ==============   =============
     Operating margin per charge barrel (d)             $     5.45      $      4.60        $     5.03       $   4.84
                                                        ==============   ==============    =============    =============

(a) The refining data summary presents the operating results of the following refineries:
      - Bayway Refinery, located on the New York Harbor;
      - Ferndale Refinery, located on Washington's Puget Sound
      - Los Angeles Refinery System, comprised of the two acquired refineries in Los Angeles
      - San Francisco Area Refinery System, comprised of the Avon Refinery and the acquired Rodeo-Santa Maria Complex
      - Trainer Refinery, located near Philadelphia.

     The refinery data summary includes the operations of the Rodeo-Santa Maria
     Complex and the Los Angeles Refinery System subsequent to March 31, 1997
     (date acquired) and the Trainer Refinery subsequent to May 8, 1997 (date opened).

(b)  A charge barrel is equal to 42 gallons.

(c)  Clean products are defined as clean transportation fuels
     (gasoline, diesel, distillates, and jet fuel) and heating oil.
     Clean product production for the third quarter of 1997 was increased due to the refinery acquisitions and the opening of the Trainer Refinery. Clean product production for the nine months ended September 30, 1997 was increased due to refinery acquisitions and the opening of the Trainer Refinery, partially offset by the scheduled turnaround maintenance at the Avon
     Refinery coker unit, and the unscheduled shutdowns of the Bayway
     Refinery cat cracker and Avon Refinery  hydrocracker.

(d) Operating margin per charge barrel is calculated as operating contribution, including insurance recoveries and excluding refinery operating costs, divided by total refinery charge barrels.

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
RETAIL DATA SUMMARY (A)                                    1997                1996             1997              1996
                                                       --------------    -------------    --------------       ------------
  Volume of fuel sold (thousands of gallons)             1,160,639          684,263         2,968,062           1,399,952
  Blended fuel margin (cents per gallon) (b)                  11.0             13.7              11.9                11.9
  Number of gasoline stations at period end                  4,675            3,240             4,675               3,240

  Merchandise sales (thousands of dollars)            $    532,141     $    513,326       $ 1,515,700        $    700,408
  Merchandise margin (percentage of sales)                    29.2%            29.9%             29.4%               29.7%
  Number of merchandise stores at period end                 2,412            2,380             2,412               2,380
  Other retail gross profit (thousands of dollars)    $     36,850     $     18,530       $    90,024        $     33,795

(a) The retail data summary includes the operations of The Circle K Corporation subsequent to May 30, 1996 and the 76 Product gasoline stations subsequent to March 31, 1997.

(b)  The decrease in blended fuel margin for the three month period ended
     September 30, 1997 reflects the higher proportion of revenue from the dealer/jobber channel of trade resulting from the 76 Product
     Acquisition.

 1997 THIRD QUARTER COMPARED TO 1996 THIRD QUARTER

Tosco earned $100.9 million ($0.61 per fully diluted share) on sales of $3.8 billion for the third quarter of 1997, compared to earnings of $42.5 million ($0.32 per fully diluted share) on sales of $2.7 billion in the corresponding period of 1996. The increase in sales is attributable to the 76 Product Acquisition, and the opening of the Trainer Refinery, and higher prices on both coasts during 1997.

Tosco generated an operating contribution of $300.7 million for the third quarter of 1997 compared to $170.7 million in the corresponding period in 1996. Refining operating contribution increased by $114.4 million, primarily due to operating contributions from the 76 Product assets and Trainer Refinery, and higher refining margins on both the East and West Coast in 1997. Retail operating contribution increased by approximately $15.6 million, primarily due to increased fuel volume from the 76 Product assets, partially offset by lower fuel margins than in 1996.

Selling, general, and administrative expenses for the quarter ended September 30, 1997 increased by $13.6 million compared to the corresponding period in 1996, primarily due to the 76 Product Acquisition.

Net interest expense for the quarter ended September 30, 1997 increased by $11.9 million compared to 1996. This increase is primarily due to higher debt levels incurred to finance Tosco's expanded operations and acquisitions.

Income taxes, including the benefit associated with the distributions on company-obligated, mandatorily redeemable, convertible preferred securities, for the 1997 third quarter were $71.6 million compared to the 1996 third quarter of $29.8 million.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Tosco earned $171.6 million ($1.12 per fully diluted share) on sales of $9.4 billion during the nine month period ended September 30, 1997, compared to earnings of $116.1 million ($0.95 per fully diluted share) on sales of $7.2 billion in the corresponding period of 1996. The increase in sales is attributable to the 76 Product and Circle K Acquisitions, the opening of the Trainer Refinery, and higher product prices on both coasts during the third quarter of 1997, partially offset by reduced production at the Avon and Bayway Refineries and lower West Coast product prices during the second quarter of 1997.

Tosco generated an operating contribution of $634.9 million for the nine month period ended September 30, 1997 compared to $418.6 million in the corresponding period in 1996. Refining operating contribution increased by $68.4 million due to a number of factors (primarily increased contribution from the 76 Product assets and Trainer Refinery, and higher refining margins on both the East and West Coast during the third quarter of 1997), partially offset by reduced production at the Avon Refinery during the 1997 first and second quarters, the unscheduled shutdown of the Bayway Refinery cat cracker in the 1997 first quarter, and start-up costs of the Trainer Refinery during the 1997 second quarter. Lower production at the Avon Refinery was due to the scheduled turnaround of the coker unit and the unscheduled hydrocracker shutdown. Refinery operating contribution for the nine month period ended September 30, 1997 includes $73 million of insurance recovery accruals, of which $23.3 million was collected during the third quarter. See Note 8 to the Consolidated Financial Statements. Retail operating contribution for the nine month period ended September 30, 1997 increased by approximately $147.9 million compared to the same period in 1996, due to the Circle K and 76 Product Acquisitions.

Selling, general, and administrative expenses for the nine month period ended September 30, 1997 increased by $75.6 million compared to the corresponding period in 1996, primarily attributable to the 76 Product and Circle K Acquisitions.

Net interest expense for the nine month period ended September 30, 1997 increased by $43.8 million compared to 1996. This increase is primarily due to higher debt levels incurred to finance Tosco's expanded operations and acquisitions.

Income taxes, including the benefit associated with the distributions on company-obligated, mandatorily redeemable, convertible preferred securities, for the nine month period ended September 30, 1997 were $121.7 million compared to $79.7 million in the corresponding period of 1996. Tosco's effective income tax rate increased due to the nondeductibility of the amortization of certain intangible assets acquired in the Circle K Acquisition.

 OUTLOOK

Results of operations for the balance of 1997 will be primarily determined by the operating efficiency of the refineries, refining and retail fuel margins, and retail merchandise margins. Tosco's expanded consolidated refining production is expected to be at high levels for the balance of 1997. Refining and retail fuel margins at the beginning of the fourth quarter are at satisfactory levels. Merchandise margins also remained consistent. Tosco is not able to predict whether such margins will continue due to the uncertainties associated with the oil markets.

There has been recent publicity concerning patent litigation between Unocal Corp. and certain petroleum refiners. The litigation has contested the validity of patents held by Unocal Corp. covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by certain refiners. Tosco is not party to the patent litigation. Under the terms of the 76 Product Acquisition, Tosco has no liability to Unocal Corp. for any possible past infringement of the patents, including to the date of final resolution of the matter, which, considering appeals, could take several years.

CASH FLOWS

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $59 million during the first nine months of 1997 as cash used in investing activities of $1.5 billion exceeded cash provided by operating and financing activities of $479 million and $984 million, respectively.

Net cash provided by operating activities of $479 million was from cash earnings of $342 million (net income plus depreciation and amortization less insurance recoveries) a decrease in net operating assets and liabilities of $136 million, and other operating sources of $1 million.

Net cash used in investing activities totaled $1.5 billion due to the 76 Product Acquisition ($1.1 billion), capital additions ($264 million), spending for turnarounds, deferred charges and other assets ($116 million), and other investing sources ($3 million).

Net cash provided by financing activities totaled $984 million as proceeds from the Common Stock offering of $697 million, proceeds from notes and debentures of $600 million, and net borrowings under the Revolving Credit Facilities of $241 million exceeded the repurchase of the 76 Product Shares of $394 million, principal payments on long-term debt and other noncurrent liabilities of $130 million, dividend payments of $26 million, and other financing uses of $4 million.

LIQUIDITY

At September 30, 1997, liquidity (cash and cash equivalents, current portion of marketable securities, deposits, and unused credit facilities) totaled $764 million, a $146 million increase from the December 31, 1996 balance of $618 million. Cash and cash equivalents decreased by $59 million, current portion of marketable securities and deposits decreased by $11 million, and unused credit facilities increased by $216 million. See Note 5 to the Consolidated Financial Statements.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of its securities. The securities to be issued may consist of one or more series of debentures, notes or other uncollateralized forms of indebtedness, Common Stock, Preferred Stock, and Preferred Stock represented by depository shares. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. On May 1, 1997, Tosco issued 25,300,000 shares of Common Stock pursuant to a prospectus supplement to the shelf registration statement. The net proceeds from this Common Stock offering were $697 million, based on an offering price of $28.50 per share. The net proceeds were used to repurchase and retire the common stock issued to Unocal ($394 million) and repay borrowings under the Revolving
Credit Facilities used to finance the 76 Product Acquisition ($304 million).

The Revolving Credit Facility, together with funds potentially available from the issuance of securities, provide Tosco with adequate resources to meet its expected liquidity demands, including required debt payments and liquidity requirements associated with the 76 Product Acquisition, for at least the next year. See Note 7 to the Consolidated Financial Statements.

 CAPITAL EXPENDITURES

On March 31, 1997, Tosco completed the 76 Product Acquisition. In addition, Tosco spent $264 million on budgeted capital projects during the first nine months of 1997, primarily at the Avon, Bayway, and Trainer Refineries and for retail assets. Refinery capital spending programs were for compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Retail capital spending was focused on integrating operations, enhancing existing sites, and upgrading underground storage tanks.

CAPITALIZATION

At September 30, 1997, total shareholders' equity was $1.9 billion, an $842 million increase from the December 31, 1996 balance of $1.1 billion. This increase was primarily due to the issuance of 25,300,000 shares of Common Stock for $697 million and net income of $172 million, less Common Stock dividends and other items of $27 million. Debt (short-term bank borrowings, current and non-current maturities of long-term debt, and revolving credit facilities) at September 30, 1997 totaled $1.7 billion, an increase of $733 million from the December 31, 1996 balance of $940 million. This increase was due to Tosco's borrowings to fund the 76 Product Acquisition, net of principal payments.

The ratio of long-term debt (revolving credit facilities and non-current portion of long-term debt) to total capitalization (revolving credit facilities, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) increased from 38% at December 31, 1996 to 43% at September 30, 1997. This increase was primarily due to the issuance of $600 million of long-term debt in January 1997, net borrowings of $241 million under the Revolving Credit Facilities, and Common Stock dividends of $26 million, net of long-term debt payments of $110 million, net proceeds from a Common Stock offering of $697 million, and net income of $172 million during the nine month period ended September 30, 1997.

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

                            PART II OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

In a case filed by private litigants against all major petroleum refiners, distributors, and retailers in California, including Tosco, alleging they have restrained trade and restricted the supply of a certain type of cleaner burning gasoline sold in California AGUILAR, ET AL, V. ATLANTIC RICHFIELD CORPORATION, ET AL. (Superior Court of California, County of San Diego, Case No. 00700810), the court ruled in Tosco's favor and granted the Defendants' Motions for Summary Judgment. (1997 1st Quarter Form 10-Q).



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

         11 - Computation of Earnings Per Share (see page 14)
         12 - Ratio of Earnings to Fixed Charges (see page 15)
         27 - Financial Data Schedule