Form 10-K
period 1997-12-31
TOSCO CORP
filed 1998-03-31
CIK 74091

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                            For the transition period
           from_____________________________to________________________

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1998 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $5,774,000,077.

    Registrant's Common Stock outstanding at February 28, 1998 was 156,318,107 shares.

    Portions of registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III, as set forth herein.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                TOSCO CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K


Items 1 and 2.    Business and Properties                                 1
                  Introduction                                            1
                  Petroleum Refining, Supply, Distribution, and
                  Marketing                                               3
                  Other Activities                                       11
                  Office Properties                                      11
                  Employees                                              11

Item 3.           Legal Proceedings                                      11

Item 4.           Submission of Matters to a Vote of Security Holders    12

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                    15

Item 6.           Selected Financial Data                                16

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    17

Item 8.           Financial Statements and Supplementary Data            25

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    25

Item 10.          Directors and Executive Officers of the Registrant     26

Item 11.          Executive Compensation                                 26

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                         26

Item 13.          Certain Relationships and Related Transactions         26

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                    27

                  Index to Consolidated Financial Statements
                  and Financial Statement Schedules                     F-1

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                                  INTRODUCTION

     Tosco Corporation ("Tosco") is the largest independent refiner and marketer of petroleum products in the United States, operating principally on the East and West Coasts of the United States. Following the March 31, 1997 refining and marketing asset acquisition from Union Oil Company of California ("Unocal"), Tosco operates eight refineries with the capacity to process approximately 950,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products. Trainer Refinery near Philadelphia, purchased in a shutdown state in February 1996, began full operations in May 1997 after undergoing an approximately $100 million modernization and upgrading program. Through its retail distribution network, Tosco sells over 4.6 billion gallons of fuel annually. As part of the Unocal asset acquisition, Tosco purchased the "76" products terminal and pipeline distribution system, expanding upon Tosco's May 1996 acquisition of The Circle K Corporation ("Circle K"), by which Tosco had become the nation's largest operator of company-controlled convenience stores. Tosco also engages in related commercial activities throughout the United States and internationally. Tosco's refining and marketing business is managed and operated by its two divisions, Tosco Refining Company and Tosco Marketing Company.

     Tosco was incorporated under the laws of the State of Nevada in 1955. Its principal executive offices are located at 72 Cummings Point Road, Stamford, Connecticut 06902 and its telephone number is (203) 977-1000.

ACQUISITION OF UNOCAL REFINING AND MARKETING ASSETS

     On March 31, 1997, Tosco acquired petroleum refining, marketing, and related supply and transportation assets from Unocal (the "1997 Acquisition"), located primarily on the West Coast, for a purchase price (including liabilities assumed) of approximately $1,541,000,000 plus inventories valued at $361,000,000 and credit card receivables valued at approximately $131,000,000. In addition, Unocal is entitled to receive contingent participation payments over the next seven years, up to a maximum of $250,000,000 if retail market and/or California Air Resources Board ("CARB") gasoline margins improve above certain levels. For a period of 25 years, Unocal will be responsible for all environmental liabilities arising out of or relating to the period prior to the date of Tosco's purchase, except that Tosco will pay the first $7,000,000 of such environmental liabilities each year, plus 40% of any amount in excess of $7,000,000 per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that Tosco may have to pay in total for the 25 years for such environmental liabilities is limited to $200,000,000.

     The assets which were acquired from Unocal included two petroleum refining complexes, comprised of four sites in California with an aggregate throughput capacity of approximately 260,000 barrels per day; a retail gasoline system, consisting of 76-branded gasoline stations (most of which are company-controlled); a distribution system comprised of 13 company-owned oil storage terminals; three modern American-flagged 40,000 deadweight-ton tankers; rights with respect to approximately 1,300 miles of crude oil and product pipelines; the worldwide rights to the "76" and "Union" brands (together with the distinctive orange ball logo) in the petroleum refining and marketing businesses (except for pre-existing license grants relating to 76 Truckstops and to Uno-Ven); and Unocal's lubricants manufacturing, distribution, and marketing business.

     The purchase price paid by Tosco to Unocal for this 1997 Acquisition consisted of cash and 14,092,482 shares of Tosco Common Stock (the "Unocal Shares") having an aggregate value of $396,880,000. In addition, certain gasoline service stations were purchased directly from Unocal for $235,000,000 by a special purpose entity which leases the service stations to Tosco. The Unocal Shares were valued at $28.1625 per share, which was the average of the high and low Tosco stock prices for the ten trading days preceding the March 31, 1997 closing date. The cash portion of Tosco's purchase price, including working capital, was paid to Unocal on April 1, 1997 from a combination of available cash, borrowings under the Revolving Credit Facilities (Note 9), and proceeds from the sale of $600,000,000 of unsecured debt securities (Note 10). In May 1997, Tosco repurchased the Unocal Shares for approximately $393,708,000.

     Tosco indicated at the time it completed the 1997 Acquisition that it intended to sell certain non-strategic assets. Approximately $73,000,000 of such assets have been sold, principally oil tankers, a heating oil distributorship and certain retail sites.

     In 1997, Tosco began integrating the newly acquired 76 products assets into Tosco's existing refining and marketing system. During the summer, the operations of Rodeo-Santa Maria Refining Complex and the Avon Refinery were combined and renamed the San Francisco Area Refinery System. In addition, Rodeo's lubricants base stock manufacturing facilities were shutdown in October 1997 to optimize and simplify operations at the facility. Lube stock is now purchased from third parties.

             PETROLEUM REFINING, SUPPLY, DISTRIBUTION, AND MARKETING

REFINING

     Tosco, through five major facilities consisting of eight refineries, processed in 1997 approximately 793,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products, chiefly light transportation fuels (gasoline, diesel, and jet fuel) and heating oil. This 1997 processing volume included only the partial year operations from the Trainer Refinery, which started up in May 1997, and from the two California complexes acquired on March 31, 1997 from Unocal. Tosco's refining facilities are located on the East and West Coasts of the United States.

     Avon Refinery ("Avon"), Rodeo Refinery ("Rodeo"), both located in the San Francisco Bay area, and Santa Maria Refinery ("Santa Maria"), located on the mid-California coast (collectively, the San Francisco Area Refinery ("SFAR") System), are operated on an integrated basis. Avon has in excess of 160,000 barrels per day of crude oil distillation capacity. Rodeo and Santa Maria, both acquired on March 31, 1997 from Unocal, together have approximately 120,000 barrels per day of crude oil distillation capacity. SFAR is technologically complex with coking, catalytic cracking, hydrocracking and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. Coke calcining plants, acquired from Unocal in March 1997, are located near Rodeo and Santa Maria and are operated as part of SFAR. The calcining facilities process green petroleum coke, a by-product of refining operations, for use in the production of aluminum and other industrial applications. Rodeo also had a lubricants base stock manufacturing operation which was closed by Tosco in October 1997. Tosco's lubricants manufacturing, marketing and distribution business is known as 76 Lubricants Company and is based in Costa Mesa, California.

     The Los Angeles Refinery ("LAR") System, consisting of two linked refineries located in Carson and Wilmington, California, acquired from Unocal in March 1997, has approximately 140,000 barrels per day of crude oil and other feedstock processing capacity. LAR is a technologically complex facility with coking, catalytic cracking, hydrocracking and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. It is capable of processing a broad range of crude oils and other feedstocks into a high percentage of light refined petroleum products, consisting chiefly of transportation fuels. Pipelines and marine facilities link LAR to various crude supply and product distribution systems in the large southern California market area.

     In the Northwest, Ferndale Refinery ("Ferndale") is located on Puget Sound, 100 miles north of Seattle. It is connected by the Olympic pipeline to its major retail markets, has crude oil distillation capacity of approximately 95,000 barrels per day, and is equipped with thermal catalytic cracking and hydrodesulfurization units, as well as modern marine facilities.

     Bayway Refinery ("Bayway"), located in Linden, New Jersey, on the New York Harbor and Trainer Refinery ("Trainer") located in Trainer, Pennsylvania, near Philadelphia, are operated in coordination with each other. Bayway can process in excess of 275,000 barrels per day of crude oil and other feedstocks. Bayway's facilities include hydrodesulfurization units and the largest fluid catalytic cracking unit in the world. Bayway produces transportation fuels and is a principal supplier of heating oil to the U.S. East Coast.

     Trainer, which was acquired in a shut-down mode in February 1996, was started up by Tosco in May 1997 after an approximately $100 million modernization and upgrading program. With approximately 170,000 barrels per day of crude oil distillation capacity, Trainer's fluid catalytic cracking unit, hydrocracking unit and hydrodesulfurization units enable it to produce a high percentage of light refined petroleum products. The two East Coast refineries have ready access to marine, rail, and truck transportation and product distribution pipelines, giving them considerable flexibility to change their raw material input and product output to respond to changing market conditions.

     The federal Clean Air Act Amendments of 1990 and the laws and regulations of state and local agencies impose certain air quality requirements that have a significant impact on Tosco. These regulations require the sale of reformulated and oxygenated gasoline in areas that do not meet certain air quality standards. Effective January 1, 1995, federal regulations required the sale of reformulated gasoline in the nine U.S. cities with the highest levels of ozone in their air quality, including areas in which Tosco sells its gasoline. Effective March 1, 1996, the California Air Resources Board required the sale of reformulated gasoline in California which meets specifications that are stricter than the federal requirement ("CARB Phase II"). Tosco made modifications necessary to meet these requirements.

     The following table sets forth certain significant refining operating data for the years ended December 31, 1997, 1996, and 1995. A barrel is equal to 42 gallons.

                            REFINING DATA SUMMARY (a)
                                                                              1997             1996           1995
                                                                         -------------    --------------    ---------
Average charge barrels input per day:
     Crude oil                                                             703,400           468,900         466,000
     Other feed and blending stocks                                         90,000            66,100          74,900
                                                                         -------------    --------------    ----------
                                                                           793,400           535,000         540,900
                                                                         =============    ==============    ==========

Average barrels of petroleum products produced per day:
     Gasoline                                                              415,800           269,900         272,800
     Distillates                                                           196,400           151,100         143,100
     Jet fuel                                                               49,800            12,900          16,900
     Residuals                                                              77,700            71,200          68,900
     Propane                                                                15,800            16,900          17,400

     Petroleum coke                                                         21,300             7,200           6,900
     Other                                                                  11,000             9,300          17,300
                                                                          -------------    --------------    ---------
                                                                           787,800           538,500         543,300
                                                                          =============    ==============    ==========

Operating margin per charge barrel (b)                                    $   4.89          $   4.89          $ 3.77
                                                                         =============    ==============    ============

(a) The refining data summary presents the operating results of the following refineries:
      - Bayway Refinery, located on the New York Harbor;
      - Ferndale Refinery, located on Washington's Puget Sound
      - Los Angeles Refinery System, comprised of two refineries in Los Angeles (for the period beginning April 1, 1997)
      - San Francisco Area Refinery System, comprised of the
        Rodeo-Santa Maria Complex (for the period beginning April 1,
        1997) and the Avon Refinery
      - Trainer Refinery, located near Philadelphia (for the period beginning
        May 8, 1997).

(b) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs and inventory writedowns, divided by total refinery charge barrels.

RAW MATERIAL SUPPLY

     During 1997, Tosco's crude oil, feedstock, and blendstock requirements of approximately 793,000 barrels per day were supplied by third parties. Tosco's 1997 West Coast requirements of approximately 416,000 barrels per day were supplied primarily through domestic production, mainly Californian and Alaskan crudes, and to a lesser extent foreign imports. Approximately 75% of Tosco's West Coast requirements were met by long term contracts, with suppliers such as Atlantic Richfield Company ("ARCO"), BP Oil Supply Company ("BP Oil"), Chevron U.S.A. ("Chevron"), Exxon Corporation ("Exxon"), and Texaco Trading and Transportation, Inc. ("Texaco"). In connection with the 1997 Acquisition, several additional long term contracts were entered into to further increase Tosco's secure supply of West Coast domestic crude oil and feedstocks. These barrels are delivered to Tosco's West Coast refineries primarily through the major crude oil pipelines in California. To the extent these pipelines are not available, Tosco's future operating results may be adversely affected. Tosco's 1997 East Coast requirements of approximately 377,000 barrels per day were met primarily from foreign imports. Approximately 35% of Tosco's East
Coast requirements were met by long term contracts, with suppliers such as Statoil (Norway), a consortium of producers in Argentina, and other foreign sources. The balance of Tosco's 1997 West and East Coast crude oil and feedstock requirements were purchased on the spot market. During 1997, Tosco resold less than 5% of its raw material purchases.

     Additionally, in February 1998, Tosco entered into a fifteen (15) year contract with Occidental Petroleum Company ("Occidental") to buy a substantial portion of Occidental's crude oil production from the Elk Hills oil field in California. Tosco plans to build a 14-mile pipeline from the Elk Hills field to existing lines that serve Tosco's SFAR System, reducing Tosco's delivered raw material cost and better utilizing Tosco's existing pipeline assets. This domestic supply of light crude oil will significantly reduce the need for Tosco to purchase waterborne crude oil. Tosco anticipates it will also purchase additional Elk Hills production as it becomes available.

     For the supply of Bayway and Trainer on the East Coast, Tosco has several term contracts with foreign suppliers of crude oil and feedstocks and believes that in the event such contracts are terminated, it would be able to replace them in the market without material adverse effect. In connection with the two East Coast refineries' reliance on European sources as their primary suppliers of crude oil, Tosco's U.K. subsidiary (established in 1994 for the purpose of obtaining better information and access to the European markets) continues to act as a resource. In addition, Tosco's long term lease agreement with Statia Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada, entered into in 1994, remains in place.

     In 1994, Tosco, through a subsidiary, entered into a twelve-year agreement with Neptune Orient Lines, Ltd. of Singapore for the charter of four 100,000 deadweight tons ("DWT") crude oil tankers. The tankers were built to maximize the use of Bayway's dock receiving facilities as well as to meet the requirements of the U.S. Oil Pollution Act of 1990. The tankers are being utilized to move crude oil to Bayway and Trainer, or other locations, from the Nova Scotia storage location or for direct shipments from suppliers. The fourth tanker was delivered in January 1997, the first three tankers having been delivered in 1996.

     Tosco believes its average crude oil inventory is presently sufficient for normal refinery operations at its refineries. Tosco's crude oil inventory level is managed in light of market risk, carrying costs, and delivery method.

     The cost to Tosco of crude oil and other feedstocks depends on many factors, including the terms of purchase, credit, and delivery. In general, heavy crude oils are less expensive than lighter crude oils. Thus, if Tosco's West Coast refineries' supply of San Joaquin Valley heavy crude oil is reduced or curtailed, or if its price relative to lighter crude oils increases, Tosco's operations could be adversely affected. In 1995, Congress and the President deregulated the Alaska North Slope ("ANS") crude oil market by permitting ANS to be exported, which may cause an increase in its price from time to time. With respect to Tosco's East Coast refineries, Bayway and Trainer, if their foreign sources of crude oil or the marine system for delivering crude oil (including required marine insurance for possible marine environmental liabilities) were curtailed, Tosco's operations could be adversely affected. In addition, the loss, or an adverse change in the terms, of certain of the crude oil supply contracts described above or the loss of other sources or means of delivery of crude oil could have a material adverse effect on Tosco's operating results. The volatility of prices and quantities of crude oil that may be purchased on the spot market or pursuant to long and short term contracts could materially adversely affect Tosco's operating results.

WHOLESALE MARKETING AND DISTRIBUTION

     Tosco sells unbranded refined petroleum products to wholesale purchasers. Tosco's wholesale sales of gasoline and distillates are made to large end users, retailers, independent marketers, and jobbers who serve unbranded markets, including the retail, industrial, commercial, agricultural, and governmental classes of trade. Sales are also made to other refiners and resellers, both major and independent. Tosco generally sells its other industrial petroleum products directly to the end users and resellers of such industrial products. Tosco's costs associated with meeting the recent federal and state environmental requirements, particularly the CARB Phase II requirements in California, were significant. Tosco cannot be certain that its costs will be fully recovered. Tosco's ability to sell its products on economical terms is dependent, in part, on the competitive position of its customers in changing and often turbulent markets. During 1997 and 1996, wholesale gasoline products (including product transfers to retail marketing) accounted for approximately 55% and 35%, respectively, of Tosco's wholesale petroleum revenues, while distillates (including product transfers to retail marketing) accounted for approximately 25% and 25% of Tosco's wholesale petroleum revenues in 1997 and 1996 respectively. Tosco's average inventory of gasoline and distillates is 10 to 15 days of wholesale sales.

     There were no long term sales contracts (i.e., in excess of one year) that accounted for more than 10% of Tosco's consolidated revenues.

     During 1997 and 1996, Tosco purchased for resale an average of approximately 364,628 and 284,700 barrels per day, respectively, of petroleum products from third parties.

     In 1997, Tosco distributed refined petroleum products, principally in the eastern and western United States, through an extensive distribution network comprised of 176 proprietary and third-party terminal locations in 28 states and by means of pipelines, rail tank cars, trucks, ocean-going tankers, and barges. See Note 17 to the Consolidated Financial Statements. Tosco's proprietary petroleum trucking operations, located primarily on the West Coast, deliver approximately 4,000,000 gallons per day of products.

     Tosco also engages in commercial activities related to its petroleum refining, distribution, and marketing businesses throughout the United States and internationally.

LUBRICANTS

     In 1997, Tosco entered the lubricants market with its acquisition of a lubricants manufacturing, distribution and marketing business from Unocal. Tosco's 76 Lubricants Company markets lubricating oils and greases internationally and is based in Costa Mesa, California. Tosco's four lubricant blending and packaging facilities are located in Los Angeles, California, in Richmond, California, approximately 30 miles east of San Francisco, in Portland, Oregon, and in Savannah, Georgia. From these plants over 55 million gallons annually of automotive and commercial motor oils, industrial oils, gear oils, and greases are sold directly to large end users, retail discount chains, and to over 200 petroleum jobbers in the United States and in 70 countries internationally. In 1997, jobbers accounted for approximately 80% of all sales.

     Tosco entered into long term supply agreements with base stock refiners to ensure a supply of the high quality base stocks needed for its lubricants operations. The lubricants base stock manufacturing operation located at Rodeo Refinery that was acquired by Tosco in the 1997 Acquisition from Unocal was closed in October 1997. Supply agreements entered into by Tosco in 1997 replace the requirements satisfied in the past by this operation. These contracts provide base stocks on terms which Tosco considers favorable. Tosco does not anticipate difficulty obtaining necessary supplies in the event these suppliers could not meet their commitments.

RETAIL MARKETING

     Tosco greatly expanded its presence in the U.S. retail gasoline marketing business with the completion of its acquisition of refining and marketing assets from Unocal (located primarily on the West Coast) on March 31, 1997, following the May 1996 acquisition of Circle K which had combined Tosco's then existing retail operations with the Circle K stores. Tosco's retail system currently includes over 5,000 retail marketing locations operating under the BP, Exxon, 76 and Circle K names, approximately 2,490 of which are company-controlled and operated, approximately 1,190 are company-controlled and dealer-operated, and approximately 350 are merchandise only locations. Tosco also franchises the use of the Circle K name in additional locations.

     Tosco entered the retail marketing business with the acquisition of BP's retail marketing system in the Pacific Northwest in December 1993, in a transaction that gave Tosco an exclusive license to market under the BP brand in two states. In August 1994, Tosco acquired BP's Northern California retail marketing system, while extending the existing license and expanding it to include a total of nine Western states. The retail marketing system was further expanded with the acquisition of Exxon's Arizona retail assets in December 1994, including the right to market under the Exxon brand in Arizona for seven years. The Northern California and Arizona retail assets are leased from special purpose entities that purchased the assets from BP and Exxon.

     In February 1996, Tosco acquired BP's Northeast retail marketing system including a jobber network of approximately 500 service stations. The acquisition gave Tosco a license to market under the BP brand in eleven Northeastern states and the Washington, D.C. metropolitan area for a period of at least 15 years.

     The portion of Tosco's retail gasoline system acquired from Unocal in 1997 consists of approximately 1,325 76-branded gasoline stations, approximately 1,100 of which are company-controlled. Approximately 320 of the gasoline stations in California are leased from a special purpose entity that purchased these assets from Unocal. In addition, as of December 31, 1997, Tosco had approximately 3,620 other gasoline service stations and/or Circle K convenience stores, in 28 states, many of which were company-controlled. Circle K stores are primarily located in the "sunbelt region" of the United States, which provides attractive opportunities for convenience retailing due to its relatively high population growth and warm climate. With the May 1996 acquisition of Circle K, Tosco became the nation's largest operator of company-controlled convenience stores and had the second largest convenience store system in the United States.


     The following table sets forth certain significant retail operating data for the years ended December 31, 1997, 1996, and 1995. A barrel is equal to 42 gallons.

                             RETAIL DATA SUMMARY (a)

                                                                              1997             1996           1995
                                                                         -------------    --------------    -----------
Volume of fuel sold (thousands of gallons)                                4,159,360          2,060,590      1,046,610
Blended fuel margin (cents per gallon) (b)                                     12.8               11.6           10.0
Number of gasoline stations at year end                                       4,652              3,270          1,015

Merchandise sales (thousands of dollars)                               $  2,003,417       $  1,173,370      $  28,710
Merchandise margin (percentage of sales)                                       29.4%             29.7%           28.8%
Number of merchandise stores at year end                                      2,395             2,400             115

Other retail gross profit (thousands of dollars)                        $   116,162       $    53,000       $  15,690


(a) The Retail Data Summary includes the operations of The Circle K Corporation subsequent to May 30, 1996 (date acquired) and the 76 Products gasoline service stations subsequent to March 31, 1997 (date acquired).

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales, divided by fuel gallon sold.

GASOLINE DISTRIBUTION AND SUPPLY

     In 1997, the retail operations of Tosco sold over 4.1 billion gallons of gasoline including the operations of the convenience store system. The convenience stores provide an important advantage in the sale of gasoline in the competitive retail gasoline markets, as do the presence of such amenities as car washes. All Tosco gasoline stations accept major credit cards.

MERCHANDISING

     In 1997, the retail operations of Tosco, including Circle K and from March 31, 1997, 76 Products, had $2 billion of merchandise sales. Offering gasoline is an important competitive advantage in the convenience store retailing industry. The convenience stores benefit not only from the sale of gasoline but also from increased customer traffic in the stores occasioned by gasoline purchases.

COMPLIANCE WITH ENVIRONMENTAL REQUIREMENTS

     Tosco is subject to extensive federal, state, and local laws and regulations governing releases into the environment and the storage, transportation, disposal, and clean-up of hazardous materials, including, but not limited to, the federal Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, laws relating to underground storage tanks ("USTs"), and analogous state and local laws and regulations. See "Legal Proceedings."

     Environmental compliance at the refineries and terminals has required, and will continue to require, capital expenditures. Tosco spent approximately $21.3 million in 1997 and $6 million in 1996 for such capital expenditures. Tosco currently estimates that capital expenditures for environmental compliance may approximate $42 million and $40 million for 1998 and 1999, respectively. Such amounts do not include amounts that may be necessary to produce gasoline to meet changing "clean fuels" specifications.

     Because anticipated remedial actions are subject to negotiation with governmental agencies, the amount and timing of actual cash expenditures are uncertain. In addition, further investigative work and negotiations with governmental agencies may result in different or additional remedial actions that Tosco cannot presently predict.

     The U.S. Environmental Protection Agency (the "EPA") has established standards for UST owners and operators relating to, among other things: (i) maintaining leak detection systems; (ii) upgrading UST systems; (iii) implementing corrective action in response to releases; (iv) closing out-of-use USTs to prevent future releases; (v) maintaining appropriate records; and (vi) maintaining evidence of financial responsibility for corrective action and compensating third parties for bodily injury and property damage resulting from UST releases. All states in which Tosco operates also have adopted UST regulatory programs.

     Under current federal and certain state regulatory programs, Tosco is obligated to upgrade or replace by December 22, 1998, those USTs it owns or operates which do not meet new corrosion protection and overfill/spill containment standards. In some states, this upgrading or replacement must be accomplished by an earlier date. Tosco has evaluated each of its sites that sells gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.

     Capital expenditures in Tosco's retail system, including those relating to upgrading or replacing existing USTs, were approximately $22 million in 1997 and are estimated to be approximately $55 million in 1998 and $8 million in 1999. Tosco's estimated capital expenditures to comply with these UST regulations may increase if certain upgrade alternatives at particular sites cannot be implemented, thus requiring the replacement of USTs at these sites.

     Governmental regulations are complex and subject to different interpretations. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions, or increased capital expenditures and operating costs that Tosco cannot presently assess with certainty. See Note 11 to the Consolidated Financial Statements.

COMPETITION

     Many of Tosco's competitors in the petroleum industry are fully integrated companies engaged, on a national or international basis or both, in many segments of the petroleum business, including exploration, production, transportation, refining, and marketing, on scales much larger than Tosco. Such competitors may have greater flexibility than Tosco in responding to or absorbing market changes occurring in one or more of such segments. Tosco's petroleum refining and marketing business is not seasonal.

     Tosco faces strong competition in its market for the sale of refined petroleum products, including gasoline. Such competitors, especially major integrated oil companies, have in the past and may in the future engage in marketing practices that result in profit margin deterioration for Tosco for periods of time, causing an adverse impact on Tosco. Tosco does not believe that there is any one or a small number of dominant competitors in the petroleum refining and marketing business. Tosco does not know its precise competitive position therein. Tosco's principal methods of competing are low unit cost of production achieved by running facilities at high rates, price, or service. Tosco believes it is able to compete with these methods because of its facilities, their locations, and direction of management.

     Tosco must purchase all of its crude oil and substantially all of its feedstock supplies from others, while some of its competitors have proprietary sources of crude oil available for their own refineries. Tosco has agreements with British Petroleum, Exxon, Statoil, Texaco, ARCO, Shell, and others to provide Tosco certain amounts of crude oil. Under present market conditions, Tosco does not anticipate difficulty in obtaining necessary crude oil supplies. See "Petroleum Refining, Supply, Distribution, and Marketing - Raw Material Supply."

     Tosco faces similarly strong competition in the sale of petroleum lubricants. The lubricants market is fragmented. Major integrated oil company brands are the main competitors in the engine oil segment. These same companies as well as specialty oil marketers are active in the industrial oil market. Tosco must purchase all of its lubricants stock from its competitors. See "Petroleum Refining Supply, Distribution and Marketing - LUBRICANTS."

     Tosco also faces strong competition in the market for the sale of retail gasoline. The competitors include service stations of large integrated gasoline companies, independent gasoline service stations, other convenience stores owners and operators, fast food stores, supermarkets, neighborhood grocery stores and other similar retail outlets, some of which are well-recognized national or regional retail systems. Tosco believes that among the key competitive factors in the retail gasoline markets are site location, name recognition, customer loyalty, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions, and marketing. Retail gasoline similar or identical to that sold by Tosco is generally available to its competitors. Tosco competes against its competitors by pricing gasoline competitively, combining its retail gasoline business with convenience stores which provide a wide variety of branded products at reasonable prices, and using promotional campaigns.

OPERATING PROPERTIES

     Tosco, itself or through its wholly owned subsidiaries, owns the sites at which its refineries are located (2,300-acre site at Avon, 1,300-acre site at Bayway, 850-acre site at Ferndale, 650-acre site at LAR, 1,210-acre site at Rodeo, 1,790-acre site at Santa Maria and a 500-acre site at Trainer) and the buildings, tanks, pipelines, and related facilities.

     Tosco had available at December 31, 1997, through ownership, lease agreement, exchange, or other appropriate arrangement, the use of storage tanks, loading racks, wharves, and other related assets at approximately 176 terminal distribution locations in 28 states. Tosco believes its refinery-related properties are well-maintained and are suitable and adequate for their present purposes.

     Tosco or its wholly owned subsidiaries own or control by lease over 3,670 retail service stations located in 28 states. In addition to marketing transportation fuels (gasoline and diesel), many of the stations have convenience store, car wash, and/or automotive repair facilities.

PATENTS AND TRADEMARKS

     Tosco's patents relating to petroleum and lubricants operations are not material to Tosco as a whole. The license rights to the BP and Exxon tradenames, as well as ownership of the 76, Union 76 and Circle K tradenames and other trademarks employed in the marketing of petroleum products are important to Tosco's operations.

                                OTHER ACTIVITIES

OIL SHALE

     Tosco and its wholly owned subsidiary, The Oil Shale Corporation ("Oil Shale"), have interests in oil shale properties aggregating approximately 23,100 net mineral acres in Colorado and 20,525 net mineral acres in Utah. Tracts vary in size from l60 to l7,570 mineral acres. Tosco is also the owner of water rights and certain oil shale processes and technologies. In addition, Oil Shale controls approximately l,900 acres of oil shale properties through unpatented mining claims. (Unpatented properties are those in which the United States Government has not conveyed to others all of its right, title, and interest.)

                                OFFICE PROPERTIES

     At December 31, 1997, Tosco occupied a total of approximately 812,000 square feet of office space principally in Linden, New Jersey, Phoenix, Arizona, and Stamford, Connecticut, and at various office locations for the refining and retail systems. The office space occupied by Tosco is generally suitable and adequate for its purposes.

                                    EMPLOYEES

     At December 3l, 1997, Tosco had approximately 26,200 employees at various locations, including approximately 19,700 store personnel, of which approximately 4,600 are part-time. Approximately 8% of Tosco's employees, primarily those employed at the refining facilities, are represented by labor organizations. Tosco believes that its labor relations with its employees are good.

ITEM 3.  LEGAL PROCEEDINGS

     On July 19, 1995, the Washington Department of Ecology ("WDOE") issued an Enforcement Order identifying Tosco, along with approximately seventeen other parties, as a potentially liable party ("PLP") under state law for the investigation and remediation of a site known as the Yakima Railroad Area, to which the parties allegedly sent carbon containing chlorinated solvents for regeneration. Ninety-five PLPs, including the companies in the Cameron-Yakima Working Group of which Tosco is a member, have settled with the WDOE, pursuant to four separate consent decrees in connection with this site. Court approval of the Cameron-Yakima Working Group decree was obtained in May 1997. Under that decree, the Working Group will perform additional investigation of the site under an agreed-upon work plan, and make a cash contribution to a trust fund for future work at the site.

     A refinery in Duncan, Oklahoma, formerly owned by Tosco, is subject to investigation by the Oklahoma Department of Environmental Quality ("ODEQ"). The ODEQ has requested that Tosco participate with the former owner, Sun Company, Inc. (R&M) ("Sun"), from whom Tosco purchased the site, and the subsequent owners, including those to whom Tosco sold the site, in the investigation and potential remediation of alleged environmental contamination. On September 29, 1995, Tosco entered into a Consent Agreement and Final Order with ODEQ to investigate the extent of contamination at the refinery, conduct certain interim remedial actions, and prepare a remedial action plan. On April 10, 1995, Tosco filed a complaint for declaratory relief against Sun (TOSCO CORPORATION V. SUN COMPANY, INC. (R&M)), U.S. District Court, Western District of Oklahoma, Case No. Civ. 95 556M) to recover the costs of complying with the ODEQ order, and seeking an order determining Tosco's and Sun's rights and legal relations under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and the Oil Pollution Act ("OPA"), and under the Purchase Agreement through which Tosco purchased the Duncan Refinery, relating to the costs of environmental investigation and potential remediation at the site. The complaint was subsequently amended to name Koch Industries ("Koch"), another former owner, as another defendant. On February 14, 1996, Tosco obtained default judgments against some of the current owners of the refinery. In January 1998, Tosco entered into a Settlement Agreement with Sun, pursuant to which Sun agreed to pay $7 million in exchange for a release from liability with respect to the site. In early 1998, a trial was held on Tosco's claim against Koch. In March 1998, the court ruled that Koch was responsible for 19% of past and future investigation and remediation costs at the site.

     Circle K entered into Consent Orders with the Arizona Department of Environmental Quality on September 20, 1994, and September 23, 1994, for sites in Springerville and Phoenix, Arizona, respectively. The sites had releases of petroleum products from USTs or lines. Tosco is subject to these Orders as a result of its 1996 acquisition of the Circle K Corporation. Remediation on the sites is ongoing. Expenses for the remediation are eligible for reimbursement under the Arizona UST Trust Fund.

     In a case filed in 1996 by private litigants against all major petroleum refiners, distributors and retailers in California, including Tosco, alleging that the defendants have restrained trade and restricted the supply of a certain type of cleaner burning gasoline sold in California, AGUILAR, ET AL. V. ATLANTIC RICHFIELD CORPORATION, ET AL. (Superior Court of California, County of San Diego, Case No. 00700810), the court granted the Defendants' Motions for Summary Judgment in October 1997; however, on January 29, 1998, the court reversed itself and ordered a new trial. This ruling is in the process of being appealed. On January 28, 1998, a plaintiff allegedly representing a class of all wholesale purchasers of gasoline in the State of California sued nine petroleum refineries, including Tosco, making essentially the same allegations as those made in the AGUILAR case, GILLEY V. ATLANTIC RICHFIELD CORP., ET AL., (U.S. District Court, Southern District of California, Case No. 93-CVU132BTM).

     The costs of remedial actions are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative cleanup technologies. However, Tosco presently believes that any cost in excess of the amounts already provided for in the financial statements should not have a materially adverse effect upon Tosco's operations or financial condition. Tosco further believes that a portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations. See Notes 11 and 18 to the Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

                                     Served
 Name                     Age        as an     Principal Occupation and
                                     Officer   Positions Held
                                     Since

Thomas D. O'Malley        56         1989      Chairman of the Board and Chief
                                               Executive Officer of Tosco since
                                               January 1990; President of Tosco
                                               from May 1993 to May 1997
                                               and from October 1989 to May 1,
                                               1990.

Jefferson F. Allen        52          1990     President of Tosco since
                                               May 1997 and Chief
                                               Financial Officer since June
                                               1990;  Executive Vice President
                                               from June 1990 to May 1997;
                                               Treasurer of Tosco from June
                                               1990 to October 1995; various
                                               positions, including Chairman
                                               and CEO, with Comfed Bancorp,
                                               Inc. and related entities from
                                               November 1988 to June 1990.

Robert J. Lavinia      51            1993      Executive Vice President of
                                               Tosco and President of Tosco
                                               Marketing Company (a division of
                                               Tosco) since February 1996;
                                               Senior Vice President of Tosco
                                               from May 1994 to February 1996;
                                               Vice President of Tosco from
                                               1993 to May 1994; President,
                                               Tosco Energy Corporation during
                                               1992; prior to 1992, various
                                               positions with Phibro Energy for
                                               a period in excess of five
                                               years.

Dwight L. Wiggins     57             1993      Executive Vice President of
                                               Tosco and President of Tosco
                                               Refining Company (a division of
                                               Tosco) since February 1996;
                                               Senior Vice President of Tosco
                                               from May 1994 to February 1996;
                                               Vice President of Tosco from
                                               January 1993 to May 1994;
                                               President of Bayway Refining
                                               Company since January 1993; New
                                               Jersey Area Manager for Exxon
                                               Company U.S.A. 1990 to 1993.

Wilkes McClave III    50             1989      Senior Vice President of Tosco
                                               since May 1996 and General
                                               Counsel of Tosco since May 1990;
                                               Vice President of Tosco from May
                                               1990 to May 1996; Secretary of
                                               Tosco since August 1989;
                                               Assistant General Counsel of
                                               Tosco from January 1986 to May
                                               1990.

Duane B. Bordvick     52             1997      Vice President of Tosco for
                                               environmental and external
                                               affairs since February 1997;
                                               Vice President of Tosco Refining
                                               Company for a period in excess
                                               of five years.

Craig R. Deasy        53             1986      Vice President and Treasurer of
                                               Tosco since October 1995; Vice
                                               President and Treasurer of
                                               Bayway Refining Company since
                                               April 1993; various other
                                               positions with Tosco for a
                                               period in excess of five years.

Ann Farner Miller      46             1996     Vice President of Tosco for
                                               governmental relations since May
                                               1996; director of governmental
                                               relations of Tosco Refining
                                               Company for a period in excess
                                               of five years.

George E. Ogden        55             1994     Senior Vice President of Tosco
                                               since December 1997; Vice
                                               President for Tosco from May
                                               1994 to December 1997;
                                               President of Tosco Distribution
                                               Company (a division of Tosco)
                                               from August 1996 to December
                                               1997; Vice President of Tosco
                                               Refining Company from March 1992
                                               to March 1994; Independent
                                               Petroleum Consultant from 1984
                                               to 1992.

Richard W. Reinken      41            1994     Vice President and Chief
                                               Information Officer of Tosco
                                               since November 1994; Senior Vice
                                               President of Tosco Marketing
                                               Company since June 1996;
                                               Consultant, Andersen Consulting
                                               from 1985 to 1994.

Peter A. Sutton         52             1992    Vice President of Tosco since
                                               January 1992; Senior Vice
                                               President of Tosco Refining
                                               Company since May 1990; various
                                               other positions with Tosco for a
                                               period in excess of five years.

Wanda Williams          51              1996   Vice President of Tosco for
                                               human resources since May 1996;
                                               Vice President of Tosco
                                               Marketing Company since May
                                               1996; Vice President of Circle K
                                               for human resources from June
                                               1993 to May 1996; various other
                                               positions with Circle K from
                                               July 1992 to May 1996; various
                                               human resources positions in the
                                               oil industry and convenience
                                               store industry from 1971 to 1992.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Tosco's Common Stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. Set forth below are the high and low sales prices as reported on the NYSE Composite Tape. All share and per-share data have been adjusted to reflect the 3-for-1 stock split distributed on February 25, 1997 to shareholders of record on February 13, 1997 and have been rounded to the nearest sixteenth.


PRICE RANGE OF COMMON STOCK

   1997                    High              Low               1996                  High            Low

1st Quarter                $31 1/2          $25 13/16           1st Quarter          $16 1/4        $12 3/8
2nd Quarter                 34 1/4           26 1/4             2nd Quarter           18             15 1/4
3rd Quarter                 35 1/4           27 1/8             3rd Quarter           18 1/2         15 1/2
4th Quarter                 38 1/4           28                 4th Quarter           27             18 1/8

     The number of Tosco shareholders of record on February 27, 1998 was 13,283.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data are qualified in their entirety by the more detailed Consolidated Financial Statements and related Notes at the end of this report. The Selected Financial Data for each of the five years ended December 31, 1997, are derived from the Consolidated Financial Statements of Tosco audited by Coopers & Lybrand L.L.P., independent accountants.

                       TOSCO CORPORATION AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                  (Thousands of Dollars, Except Per Share Data)


                                                                      Year Ended December 31,
 Statement of Income Information                    1997 (a)          1996 (b)              1995          1994        1993
 Sales                                            $13,281,620        $9,922,611         $7,284,051     $6,365,757     $3,559,217
 Operating contribution (c)                           880,442           551,393            284,750        260,464        251,725
 Net income                                           212,675           146,286             77,058         83,843         80,579
 Diluted earnings per share (d)                         $1.37             $1.16              $0.69          $0.75          $0.78
 Cash dividends per common share                         0.24              0.22               0.21           0.21           0.20

                                                                              December 31,
 Balance Sheet Information                           1997             1996                  1995          1994       1993

 Total assets                                      $5,974,852        $3,554,825         $2,003,171     $1,797,206     $1,492,859

 Total capitalization:
      Revolving credit facility                      $166,000        $-                 $   45,000     $  233,000     $  147,000
      Long-term debt                                1,415,257           826,832            579,036        454,429        456,306
      Company-obligated, mandatorily redeemable,
        convertible preferred securities              300,000           300,000
      Preferred stock                                                                                                    111,197
      Common shareholders' equity                   1,944,055         1,070,323            627,110       575,464         410,447
                                                    ---------         ---------            -------       -------         -------

                                                   $3,825,312        $2,197,155         $1,251,146    $1,262,893      $1,124,950
                                                   ==========        ==========         ==========    ==========      ==========

 Long-term debt to total capitalization ratio            0.41              0.38               0.50          0.54            0.54

 Book value per common share                       $    12.44        $     8.17         $     5.64    $     5.18      $     4.20


(a)    Includes the operations of 76 Products for the period subsequent to March
       31, 1997.

(b) Includes the operations of The Circle K Corporation for the period subsequent to May 30, 1996.

(c)    Operating contribution is calculated as sales minus cost of sales.

(d) Diluted earnings per share for all years reflect the December 1997 adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share" and the 3-for-1 stock split declared and distributed in February 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          1997 was another year of growth for Tosco and its most successful year in terms of revenues, operating contribution, and net income. On March 31, 1997, Tosco acquired Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "76 Products Acquisition"). During the balance of 1997, this acquisition, Tosco's largest to date, was successfully integrated into Tosco's organization.

ACQUISITIONS

          76 PRODUCTS - The 76 Products Acquisition purchase price (including environmental and other liabilities assumed) was approximately $1.541 billion, plus inventories valued at $361 million and credit card receivables valued at $131 million. In addition, Unocal is entitled to receive contingent participation payments over the next seven years if gasoline margins increase above specified levels. The assets acquired from Unocal are comprised of two petroleum refining systems, a retail gasoline system consisting of 76-branded gasoline service stations, a distribution system comprised of 13 company-owned oil storage terminals, rights with respect to 1,300 miles of crude oil and product pipelines, the world-wide rights to the "76" and "Union" brands, and Unocal's lubricants manufacturing, distribution, and marketing business. Tosco is now the largest independent refiner and marketer of petroleum products in the United States. See Notes 3, 11, and 18 to the Consolidated Financial Statements.

          CIRCLE K - Tosco completed its acquisition of The Circle K Corporation ("Circle K") on May 30, 1996 (the "Circle K Acquisition") for total consideration of $444 million in cash and approximately 19.5 million shares of Tosco Common Stock. Circle K has approximately 2,300 company-controlled convenience stores, of which some 1,900 sell gasoline. Tosco is now the largest operator of company-controlled convenience stores in the United States.

RESULTS OF OPERATIONS

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)                                1997                    1996        1995
                                                                        --------------           ----------    ---------
Sales (a)                                                              $  13,281,620             $ 9,922,611   $ 7,284,051
Cost of sales                                                             12,401,178               9,371,218     6,999,301
Inventory writedown                                                           53,000
Consolidation accrual                                                                                 13,500         5,200
Selling, general, and administrative expenses                                306,904                 202,855        95,858
Interest expense, net                                                        139,742                  87,189        56,253
                                                                         -------------         --------------  ------------
Income before income taxes and distributions on Trust Preferred
  Securities                                                                 380,796                 247,849       127,439
Income taxes                                                                 158,030                 101,099        50,381
                                                                         -------------         -------------- -------------
Income before distributions on Trust Preferred Securities                    222,766                 146,750        77,058
Distributions on Trust Preferred Securities, net of income tax benefit        10,091                    464
                                                                         -----------           --------------
Net income                                                               $   212,675            $   146,286    $    77,058
                                                                         =============         ==============  ============
Earnings per share (b)                                                   $      1.37            $      1.16    $      0.69
                                                                         =============         ==============  =============

(a) Increase in sales is due to the 76 Products and Circle K Acquisitions, partially offset by lower production at the Avon Refinery (due to an accident at the hydrocracker in January 1997) and Bayway Refinery (due to an unscheduled shutdown of the cat cracker) and lower product prices in 1997. The Bayway cat cracker returned to full operation in the first quarter of 1997 and the Avon hydrocracker returned to service in July 1997.

(b) Earnings per share for all years reflect the December 1997 adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per
     Share" and the 3-for-1 stock split declared and distributed in February
     1997. Earnings per share in this document are expressed on a diluted rather than basic basis.

 REFINING DATA SUMMARY (a):
                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                              1997             1996          1995
                                                                         -------------    --------------    ---------
Average charge barrels input per day (b):
     Crude oil                                                              703,400           468,900        466,000
     Other feed and blending stocks                                          90,000            66,100         74,900
                                                                         -------------    --------------    -------------
                                                                            793,400           535,000        540,900
                                                                         =============    ==============    =============
Average barrels of petroleum products produced per day (b):
     Clean products (c)                                                     662,000           433,900        432,800
     Other finished products                                                125,800           104,600        110,500
                                                                         -------------   --------------    -------------
                                                                            787,800           538,500        543,300
                                                                         =============    ==============    =============

Operating margin per charge barrel (d)                                   $     4.89       $      4.89    $      3.77
                                                                         =============    ==============    =============

(a) The Refining Data Summary presents the operating results of the following refineries:
      - Bayway Refinery, located on the New York Harbor
      - Ferndale Refinery, located on Washington's Puget Sound
      - Los Angeles Refinery System, comprised of two refineries in Los
        Angeles (for the period beginning April 1, 1997)
      - San Francisco Area Refinery System, comprised of the Rodeo-Santa
        Maria complex (for the period beginning April 1, 1997) and the Avon Refinery
      - Trainer Refinery, located near Philadelphia (for the period beginning
        May 8, 1997).

(b)  A barrel is equal to 42 gallons.

(c) Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs and inventory writedowns, divided by total refinery charge barrels.


RETAIL DATA SUMMARY (a):
                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                              1997             1996        1995
                                                                          ---------          ---------   ---------
Volume of fuel sold (thousands of gallons)                                4,159,360         2,060,590      1,046,610
Blended fuel margin (cents per gallon) (b)                                     12.8              11.6           10.0
Number of gasoline stations at year end                                       4,652             3,270           1,015

Merchandise sales (thousands of dollars)                               $  2,003,417      $  1,173,370     $    28,710
Merchandise margin (percentage of sales)                                       29.4%             29.7%           28.8%
Number of merchandise stores at year end                                      2,395             2,400             115

Other retail gross profit (thousands of dollars)                       $     116,162      $    53,000      $   15,690

(a) The Retail Data Summary includes the operations of The Circle K Corporation subsequent to May 30, 1996 (date acquired) and the 76 Products gasoline service stations subsequent to March 31, 1997 (date acquired).

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

1997 COMPARED TO 1996

          Tosco earned record net income of $213 million ($1.37 per share) in 1997 compared to $146 million ($1.16 per share) in 1996. Results of operations for 1997 include a $53 million ($31 million after tax, $0.19 per share) non-cash inventory writedown as a result of higher levels of inventories from the 76 Products Acquisition and the start-up of the Trainer Refinery combined with declining raw material and product prices in late 1997. Results of operations for 1996 include a pre-tax charge of $13 million ($8 million after-tax, $0.06 per share) for the consolidation of the retail marketing division following the acquisition of Circle K.

          Operating contribution (sales less cost of sales) was $880 million in 1997 compared to $551 million in 1996, an increase of $329 million, $92 million for refining and $237 million for marketing.

          Refining operating contribution for 1997 increased by $92 million to $457 million due primarily to increased production (793,400 barrels per day ("B/D") in 1997 compared to 535,000 B/D in 1996). This increase was due to the acquisition of the 76 Product refineries and the start-up of the Trainer Refinery, partially offset by reduced production at the Avon Refinery during the 1997 first and second quarters and an unscheduled shutdown of the Bayway Refinery cat cracker in the 1997 first quarter. Lower production at the Avon Refinery was due to the scheduled turnaround of the coker unit and the unscheduled hydrocracker shutdown. The 1997 refining operating contribution per barrel, which fluctuated significantly during the year, averaged $4.89, consistent with the 1996 average. Refinery operating contribution for 1997 includes insurance recovery accruals related to the Avon hydrocracker and the Bayway cat cracker.

          Retail operating contribution for 1997 increased by $237 million to $423 million primarily due to the 76 Products and Circle K Acquisitions and higher blended fuel margins. The volume of fuel sales approximately doubled to
4.16 billion gallons and the blended fuel margin increased by 1.2 cents per gallon, despite a higher proportion of dealer/jobber sales resulting from the 76 Products Acquisition. Fuel margins at dealer/jobber sites are typically lower than company-operated sites. The increase in blended fuel margins occurred in the fourth quarter due to declining wholesale product prices without a corresponding decline in retail prices. The retail operating contribution also increased in 1997 due to increased merchandise sales ($2.003 billion in 1997 compared to $1.173 billion in 1996) with reasonably consistent margins.

          Selling, general, and administrative expenses were $307 million in 1997 compared to $203 million in 1996. The increase of $104 million was primarily attributable to the 76 Products and Circle K Acquisitions, including nonrecurring transition expenses of $18 million related to the integration of 76 Products into Tosco's operations. Incentive compensation also increased in 1997 due to higher levels of operating income.

          Net interest expense for 1997 increased by $53 million compared to 1996. This increase is primarily due to higher debt levels incurred to finance Tosco's expanded operations and acquisitions.

          Income taxes, including the benefit associated with the distributions on company-obligated, mandatorily redeemable, convertible preferred securities ("Trust Preferred Securities"), were $151 million for 1997 compared to $101 million in 1996. The increase was due to higher taxable income in 1997. The effective income tax rate also reflects the effect of the nondeductibility of amortization of certain intangible assets acquired in the Circle K Acquisition.

1996 COMPARED TO 1995

          Tosco earned $146 million in 1996 ($1.16 per share) compared to $77 million in 1995 ($0.69 per share). Results of operations for 1996 include a pre-tax charge of $13 million ($8 million after-tax, $0.06 per share) for the consolidation of the retail marketing division following the acquisition of Circle K. Results of operations for 1995 include a restructuring charge of $5 million.

          Operating contribution (sales less cost of sales) was $551 million in 1996 compared to $285 million in 1995, an increase of $266 million due to improved refinery operations ($155 million) and expanded retail operations ($111 million).

          Refinery operating contribution increased by $155 million to $365 million for 1996 due to improved refining margins, partially offset by higher refinery operating costs and lower production volumes. Refining operating contribution per barrel, which fluctuated significantly during the year, averaged $4.89 for the year, an improvement of $1.12 from 1995. Operating contribution for 1996 benefited from the strong East Coast refining margins due to cold weather in the first quarter of 1996, while operating contribution for 1995 was negatively impacted by extremely weak refining margins and extensive scheduled refinery turnaround maintenance at the Avon and Ferndale Refineries. The improved operating contribution of 1996 was partially offset by higher refinery operating costs and declines in 1996 production levels. Higher refinery operating costs were primarily due to the Trainer Refinery (acquired in a shutdown state in February 1996), increased energy costs, and higher depreciation costs. Although raw material throughput for 1996 declined by 5,900 B/D to 535,000 B/D, production of clean products increased by 1,100 B/D to 433,900 B/D. Production of clean products was aided by the completion of the solvent deasphalting unit ("SDA") at the Bayway Refinery in August 1996. The SDA processes low-value residual fuel to produce feedstock for the cat cracker, the refinery's principal gasoline manufacturing unit, and reduces the amount of high-cost, partially refined feedstocks that Bayway purchases from third parties.

          Operating contribution from Tosco's retail operations increased by $111 million to $186 million for 1996, primarily because of the acquisition of Circle K. Retail volume of fuel sales approximately doubled to 2.06 billion gallons, and the blended fuel margin increased by 1.6 cents per gallon to 11.6 cents per gallon. The fuel margin improvement was primarily attributable to the higher proportion of sales from company-operated stores. Operating contribution from retail operations also improved due to expanded merchandise sales of approximately $1.173 billion for 1996 (with margins of 29.7%). These improved margins were reduced by station operating and other costs of the approximately 2,400 convenience stores acquired in the Circle K acquisition.

          Selling, general, and administrative expenses were $203 million in 1996 compared to $96 million in 1995. This increase of $107 million was due to Tosco's expanded operations and higher levels of incentive compensation due to improved operating results.

          Interest expense increased in 1996, despite the reduction in interest costs resulting from the Receivable Transfer Agreement, due to higher debt levels related to Tosco's expanded operations and higher price levels of raw materials and products. See Note 5 to the Consolidated Financial Statements.

          Income taxes in 1996 increased by $51 million to $101 million due to improved pre-tax income and a higher effective tax rate primarily due to the Circle K Acquisition.

OUTLOOK

          Results of operations are primarily determined by the operating efficiency of the refineries, and refining and retail fuel margins. Normal levels of maintenance are scheduled for 1998 and Tosco expects, given reasonable margins, to operate its refineries at high levels during 1998. Refining and retail fuel margins in early 1998 are weak. While margins are expected to improve during the balance of 1998, Tosco is not able to predict the level or timing of refinery and retail fuel operating margins for the year because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs in all areas of operation without compromising safety, reliability, or environmental compliance.

          In February 1998, Tosco entered into a long-term contract with Occidental Petroleum Company ("Occidental") to buy a substantial portion of Occidental's crude oil production from the Elk Hills oil and gas field in California at market-related pricing. Tosco plans to build a 14 mile pipeline from the Elk Hills field to existing lines that serve the San Francisco Area Refinery System. This domestic supply of light crude oil will reduce the need for Tosco to purchase waterborne crude oil.

CASH FLOWS

          During 1997, cash and cash equivalents decreased by $60 million, as cash used in investing activities of $1.632 billion exceeded cash provided by operating and financing activities of $686 million and $886 million, respectively.

          Net cash provided by operating activities of $686 million was from cash earnings of $609 million (net income plus depreciation, amortization, deferred income taxes, and inventory writedown) and an increase in working capital of $80 million less $3 million for other expenditures. The increase in working capital, net of the acquired 76 Products assets, is primarily due to the opening of the Trainer Refinery.

          Net cash used in investing activities of $1.632 billion included the acquisition of 76 Products assets ($1.189 billion), capital additions ($404 million), and a net increase in deferred turnarounds, deferred charges and other assets ($118 million), partially offset by net proceeds from the sale of 76 Products assets ($73 million) and other items ($6 million).

          Net cash provided by financing activities totaled $886 million as proceeds from a notes and debentures offering of $600 million, a Common Stock offering of $697 million, and net borrowings under the Revolving Credit Facility of $166 million exceeded the repayments under long-term debt agreements and Circle K pre-acquisition debt of $137 million, funds used to repurchase Common Stock issued to Unocal of $394 million, dividend payments of $36 million, and other items of $10 million.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity (as measured by cash, cash equivalents, marketable securities, deposits, and availability under the Revolving Credit Facility) increased by $237 million during 1997, to $855 million at December 31, 1997. Increases in availability under the Revolving Credit Facility of $289 million and marketable securities and deposits of $8 million were partially offset by a decrease in cash and cash equivalents of $60 million.

          At December 31, 1997, total shareholders' equity was $1.944 billion, a $874 million increase from the December 31, 1996 balance of $1.070 billion. This increase was due to the issuance of 25.3 million shares of Common Stock for $697 million and net income of $213 million less dividends and other items of $36 million. Debt, including current maturities, increased by $654 million to $1.593 billion at December 31, 1997 as cash flows from operating activities were used to reduce the higher levels of debt resulting from the 76 Products Acquisition. The ratio of long-term debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (long-term debt, Trust Preferred Securities, and Shareholders' Equity) increased from 38% at December 31, 1996 to 41% at December 31, 1997.

          In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. On May 30, 1997, Tosco issued 25.3 million shares of Common Stock pursuant to this shelf registration statement for gross proceeds of $721 million. At December 31, 1997, Tosco may issue up to $779 million of securities pursuant to this shelf registration statement.

          The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months.

CAPITAL EXPENDITURES

          On March 31, 1997, Tosco completed the 76 Products Acquisition. Additionally, Tosco spent $404 million primarily on budgeted capital projects in 1997. The Trainer Refinery, acquired in a shut-down mode in February 1996, was started up in May 1997 after an approximate $100 million modernization and upgrading program. Other refinery capital spending programs were for compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Retail capital spending was focused on rationalizing and rebranding of the retail system, integrating operations, enhancing existing sites, and underground storage tank upgrades and replacements.

          During January 1998, Tosco completed the purchase of approximately 200 convenience stores by paying off the outstanding balance on a real estate installment purchase note, including the settlement of contingent payments, for $64 million. See Note 10 to the Consolidated Financial Statements.

          Tosco expects to fund its 1998 refinery and retail capital expenditures from cash provided by operations, available credit, and other resources. Capital spending for retail operations in 1998 will be focused on enhancing existing retail sites, integrating operations, and the completion of Tosco's program to upgrade or replace underground storage tanks to meet federal and state regulatory deadlines. The rebranding of BP service stations in Northern California to the 76 tradename is expected to be completed in the first quarter of 1998.

RISK MANAGEMENT

          Tosco uses a variety of strategies to reduce commodity price, interest, and operational risks. Tosco, at times and when able, uses futures and forward contracts to lock in what it believes to be favorable margins on a varying portion of refinery production by taking offsetting long (obligation to buy at a fixed price) positions in crude oil and short (obligation to deliver at a fixed price) positions in gasoline and heating oil. This strategy hedges Tosco's exposure to fluctuations in refining margins and therefore tends to reduce the volatility of operating results. In addition, Tosco enters into swap contracts with counterparties to hedge sales prices of residual fuels production. Futures and forward contracts are also used to a lesser extent to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of domestic and foreign crude oil.

          Tosco uses a value-at-risk ("VAR") model to assess the market risk of its derivative instruments. VAR represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. Tosco estimates VAR across its derivative instruments using a model with historical volatilities and correlations calculated using a one day interval. Tosco's measured VAR from holding such derivative instruments, using a VAR model with a 95% confidence level and assuming normal market conditions at December 31, 1997, was immaterial.

          Tosco's calculated VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its derivative instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. The calculated VAR does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in Tosco's holdings of derivative instruments during the year.

          Tosco manages its interest rate risk by maintaining a mix of fixed rate and floating rate debt. Floating rate debt, primarily borrowings under the Revolving Credit Facility, which currently provides up to $1 billion of uncollateralized revolving credit availability, is used to finance Tosco's working capital requirements. Tosco issued $600 million of notes and debentures in connection with the 76 Products Acquisition at fixed interest rates. Other fixed rate debt consists of $125 million uncollateralized noncallable notes issued in July 1995 to repay indebtedness under the previously outstanding Collateralized Revolving Credit Facility, $350 million of mortgage bonds issued in 1992 and 1993 to refinance previously outstanding floating rate bank debt and to finance the acquisition of capital assets including the acquisition of the Bayway Refinery, and $240 million uncollateralized noncallable notes issued in May 1996 to finance a portion of the Circle K purchase price.

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

IMPACT OF INFLATION

          The impact of inflation has been less significant during recent years because of the relatively low rates experienced in the United States. Raw material, energy, and labor are important components of Tosco's costs. Any or all of these components could be increased by inflation, with a possible adverse effect on profitability, especially in high inflation periods when raw material and energy cost increases generally lead finished product prices.

IMPACT OF THE YEAR 2000 ISSUE

          Tosco recognizes the need to ensure that its computer operations and operating systems will not be adversely affected by the Year 2000 Issue and is cognizant of the time-sensitive nature of the problem. Since 1996, Tosco has been proactively upgrading and replacing its business systems while integrating the Circle K and 76 Products acquisitions. Tosco has assessed how its critical business systems may be affected by the Year 2000 Issue and has formulated and is implementing plans to address the known Year 2000 Issues. That plan, as it relates to business systems, involves a combination of additional software upgrades, replacements, and modifications. Tosco believes the cost of Year 2000 compliance for its business systems will not have a material adverse effect on Tosco's future operating results. Tosco is currently assessing the impact of the Year 2000 Issue on its field systems and software suppliers. Accordingly, Tosco is unable to estimate the costs related to these Year 2000 Issues. However, Tosco does not believe its Year 2000 costs related to its field systems and software suppliers will have a material adverse effect on Tosco's future operating results.

NEW ACCOUNTING STANDARDS

          During June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (net income plus all other nonowner changes in equity). SFAS No. 131 establishes disclosure standards regarding information about operating segments in interim and annual financial statements. During February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132"). SFAS No. 132 changes the disclosure requirements for pension and other postretirement benefits but does not change any existing measurement or recognition provisions. The Company will comply with the expanded disclosure requirements of these accounting standards with its 1998 financial statements.

FORWARD LOOKING STATEMENTS

          TOSCO HAS MADE, AND MAY CONTINUE TO MAKE, VARIOUS FORWARD-LOOKING STATEMENTS WITH RESPECT TO ITS FINANCIAL POSITION, BUSINESS STRATEGY, PROJECTED COSTS, PROJECTED SAVINGS, AND PLANS AND OBJECTIVES OF MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS OR PHRASES SUCH AS "ANTICIPATES," "INTENDS," "EXPECTS," "PLANS," "BELIEVES," "ESTIMATES," OR WORDS OR PHRASES OF SIMILAR IMPORT. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS, AND UNCERTAINTIES, AND THE STATEMENTS LOOKING FORWARD BEYOND 1998 ARE SUBJECT TO GREATER UNCERTAINTY BECAUSE OF THE INCREASED LIKELIHOOD OF CHANGES IN UNDERLYING FACTORS AND ASSUMPTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS.

          IN ADDITION TO FACTORS PREVIOUSLY DISCLOSED BY TOSCO AND FACTORS IDENTIFIED ELSEWHERE HEREIN, CERTAIN OTHER FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO TOSCO, OR PERSONS ACTING ON BEHALF OF TOSCO, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO SUCH FACTORS.

          TOSCO'S FORWARD-LOOKING STATEMENTS REPRESENT ITS JUDGMENT ONLY ON THE DATES SUCH STATEMENTS ARE MADE. BY MAKING ANY FORWARD-LOOKING STATEMENTS, TOSCO ASSUMES NO DUTY TO UPDATE THEM TO REFLECT NEW, CHANGED, OR UNANTICIPATED EVENTS OR CIRCUMSTANCES.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information appearing under the caption "Nominees for Election" in Tosco's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. See also the information appearing under the caption "Executive Officers of the Registrant" in Part I.

     Tosco is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until the next Annual Meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information appearing under the caption "Stock Ownership of Officers and Directors" and "Other Matters - Certain Security Holdings" in Tosco's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

         (A)(3).  EXHIBITS

3(a)           Amended and Restated Articles of Incorporation of Registrant.
               Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3(b) By-laws of Registrant as currently in effect. Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(a) Form of Indenture between Registrant and IBJ Schroder and Trust Company, as Trustee, relating to 9% Series A First Mortgage Bonds due March 15, 1997, and 9 5/8% Series B First Mortgage Bonds due March 15, 2002. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated March 4, 1992.

4(b) Form of Indenture among Registrant, Bayway Refining Company, and the First National Bank of Boston, as Trustee, relating to 8 1/4% First Mortgage Bonds due 2003. Incorporated by reference to
               Exhibit 4.1 to Registration Statement filed by Registrant on Form S-4 dated April 29, 1993.

4(c) Form of Indenture dated as of July 7, 1995, between Registrant and The First National Bank of Boston, as Trustee, relating to 7% Notes due 2000. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated May 18, 1995 (No. 33-59423).

4(d) Form of Indenture dated as of May 1, 1996, between Registrant and State Street Bank and Trust Company. Incorporated by reference to
               Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated April 15, 1996 (No. 333-521).

10(a) Fourth Amended and Restated Credit Agreement dated as of January 14, 1997, among Tosco Corporation, as Borrower, and the Banks named therein, as Banks, and The Chase Manhattan Bank as Co-Agent, Bank of America National Trust and Savings Association, as Co-Agent, and the First National Bank of Boston, as Agent. Incorporated by reference to Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(b) Severance Agreement dated May 8, 1996, between Registrant and Thomas D. O'Malley, including schedule identifying similar agreements between Registrant, or its subsidiaries, and two of its employees.

10(c) Indemnification Agreement dated September 30, 1987, between Registrant and Thomas D. O'Malley, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10(d) Trademark License Agreement dated December 28, 1993, between British Petroleum Company p.l.c. and Tosco Corporation. Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
               Schedule identifying (i) Amended and Restated Trademark License Agreement between British Petroleum Company p.l.c. and Tosco Corporation dated as of August 1, 1994, and (ii) Trademark License Agreement (California) between BP Oil Marketing, Inc. and Tosco Corporation dated as of August 1, 1994. These agreements extended the term of the original agreement and expanded the territory of the original agreement.

10(e) Stock Sale Agreement dated February 16, 1996, by and among Tosco and various stockholders of The Circle K Corporation. Incorporated by reference to Exhibit 1 to Registrant's Schedule 13D dated February 23, 1996, filed with respect to The Circle K Corporation.

10(f) Agreement and Plan of Merger dated as of February 16, 1996, by and among Tosco, Tosco Acquisition Sub, Inc., and The Circle K Corporation. Incorporated by reference to Exhibit 2 to Registrant's Schedule 13D dated February 23, 1996, filed with respect to the Circle K Corporation.

10(g) Sale and Purchase Agreement for 76 Products Company between Union Oil Company of California and Registrant, dated December 14, 1996. Incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(h)         1996 Long Term Incentive Plan, as amended.

10(i) Tosco Corporation Senior Executive Retirement Plan of 1990, as amended and restated as of May 15, 1996.

10(j) Tosco Corporation Senior Executive Retirement Plan of 1990, as amended and restated as of September 23, 1993.

10(k) Severance Agreements dated January 1, 1993, as amended, between Registrant and Robert J. Lavinia and Dwight L. Wiggins. Incorporated by reference to Exxhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
11.            Statement regarding computation of per-share earnings. See
               Exhibit 11 to Financial Statements, as required by Item 8 and appearing in Item 14 hereof.

21.            A list of all subsidiaries of the Registrant.

23.           Consent of Coopers & Lybrand L.L.P.

27.           Financial Data Schedule.

99. Condensed Consolidating Financial Information and Report of Independent Accountants.


         (B).  REPORTS ON FORM 8-K

         Report dated October 16, 1997, reporting pursuant to Item 5 on recent publicity concerning patent litigation between Unocal Corporation and certain petroleum refineries.

         (C). Financial Statement schedules required by Regulation S-X are excluded from the Annual Report to Shareholders by Rule 14a-3(b)(1). See
Schedule II to the Financial Statements, as required by Item 8, and appearing under Item 14 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, and the State of Connecticut, on March 19, 1998.

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

  SIGNATURE                            TITLE

 /s/ Thomas D. O'Malley          Chairman of the Board and       March 19, 1998
-----------------------          Chief Executive Officer
 (Thomas D. O'Malley)

 /s/ Jefferson F. Allen          President, Principal            March 19, 1998
-------------------------        Financial Officer,
 (Jefferson F. Allen)            and Director

/s/ Robert I. Santo              Principal Accounting            March 19, 1998
-------------------------        Officer
 (Robert I. Santo)

/s/ Patrick M. de Barros         Director                        March 19, 1998
--------------------------
(Patrick M. de Barros)

/s/ Wayne A. Budd                Director                        March 19, 1998
----------------------
(Wayne A. Budd)

/s/ Houston I. Flournoy          Director                        March 19, 1998
-------------------------
(Houston I. Flournoy)

/s/ Edmund A. Hajim              Director                        March 19, 1998
-------------------------
(Edmund A. Hajim)

/s/ Joseph P. Ingrassia          Director                        March 19, 1998
-------------------------
(Joseph P. Ingrassia)

/s/ Charles J. Luellen           Director                        March 19, 1998
-------------------------
 (Charles J. Luellen)

/s/ Eija Malmivirta              Director                        March 19, 1998
-------------------------
(Eija Malmivirta)

/s/ Mark R. Mulvoy               Director                        March 19, 1998
-------------------------
(Mark R. Mulvoy)

                       TOSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
               FINANCIAL STATEMENT SCHEDULE AND FINANCIAL EXHIBITS
               FILED WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                      PAGE(S)

Report of Independent Accountants                                           F-2

Financial Statements:

   Consolidated Balance Sheets as of December 31, 1997 and 1996             F-3
   Consolidated Statements of Income for the years ended
   December 31, 1997, 1996, and 1995                                        F-4
   Consolidated Statements of Common Shareholders' Equity for the
   years ended December 31, 1997, 1996, and 1995                            F-5
   Consolidated Statements of Cash Flows for the years ended December
   31, 1997, 1996, and 1995                                                 F-6
   Notes to Consolidated Financial Statements                          F-7-F-23

Financial Statement Schedule (a):

   Schedule II - Valuation and Qualifying Accounts for the years ended
   December 31, 1997, 1996, and 1995                                       F-24

Financial Exhibits:

   Exhibit 11 - Computation of Earnings Per Share for the years ended
                December 31, 1997, 1996, and 1995                          F-25
   Exhibit 12 - Ratio of Earnings to Fixed Charges for the years ended
                December 31, 1997, 1996, and 1995                          F-26
   Exhibit 23 - Consent of Independent Accountants                         F-27
                Report of Independent Accountants on Exhibit 99            F-28
   Exhibit 99 - Condensed Consolidating Financial Information as of
                December 31, 1997 and for the year then ended (b)          F-29
   Exhibit 99 - Condensed Consolidating Financial Information as of
                December 31, 1996 and for the year then ended (b)          F-30
   Exhibit 99 - Condensed Consolidating Financial Information for the
                year ended December 31, 1995 (b)                           F-31

(a) Financial statement schedules, other than Schedule II, have been omitted since they are either not required, are not applicable, or the required information is presented in the consolidated financial statements and related notes.

(b) The condensed consolidating financial information presents the financial position, operating results, and cash flows of Tosco, Bayway and Tosco's Nonguaranteeing Subsidiaries. This information is provided to meet the reporting and informational requirements of Bayway as guarantor of the 8.25% Bayway Bonds. See Note 10 to the Consolidated Financial Statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tosco Corporation and Subsidiaries as of December 31, 1997, and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
February 26, 1998

                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Par Value)


                                                                                                   December 31,
                                                                                              1997            1996

ASSETS
Current assets:
  Cash and cash equivalents                                                                 $   34,482            $   94,418
  Marketable securities and deposits                                                            43,687                35,238
  Trade accounts receivable, less allowance for uncollectibles of $19,018
     (1997) and $8,291 (1996)                                                                  315,123               189,654
  Inventories                                                                                1,253,692               639,760
  Prepaid expenses and other current assets                                                    107,632                55,304
  Deferred income taxes                                                                         57,646                28,121
                                                                                                ------                ------

    Total current assets                                                                     1,812,262             1,042,495

Property, plant, and equipment, net                                                          3,170,955             1,681,877
Deferred turnarounds, net                                                                      123,330                63,160
Intangible assets (primarily tradenames), less accumulated amortization of $34,546
  (1997) and $12,696 (1996)                                                                    699,559               621,226
Other deferred charges and assets                                                              168,746               146,067
                                                                                               -------               -------

                                                                                            $5,974,852            $3,554,825
                                                                                            ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $  920,437            $  553,122
  Accrued expenses and other current liabilities                                               620,430               366,184
  Current maturities of long-term debt                                                          11,908               113,200
                                                                                                ------               -------

    Total current liabilities                                                                1,552,775             1,032,506

Revolving credit facility                                                                      166,000               -
Long-term debt                                                                               1,415,257               826,832
Accrued environmental costs                                                                    252,964                87,363
Deferred income taxes                                                                          140,435                80,302
Other liabilities                                                                              203,366               157,499
                                                                                               -------               -------

   Total liabilities                                                                         3,730,797             2,184,502
                                                                                             ---------             ---------

Company-obligated, mandatorily redeemable, convertible preferred securities of Tosco Financing Trust, holding solely 5.75%
  convertible junior subordinated debentures of Tosco Corporation                              300,000               300,000
                                                                                               -------               -------

Shareholders' equity:
   Common stock, $.75 par value, 250,000,000 shares authorized, 177,706,038 (1997) and
     138,486,201 (1996) shares issued                                                          133,507               103,865
   Additional paid-in capital                                                                2,028,985               963,667
   Retained earnings                                                                           254,351                77,594
   Treasury stock, at cost                                                                    (472,788)              (74,803)
                                                                                              --------               -------

     Total shareholders' equity                                                              1,944,055             1,070,323
                                                                                             ---------             ---------

                                                                                            $5,974,852            $3,554,825
                                                                                            ==========            ==========

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands of Dollars, Except Per Share Data)


                                                                                         Year Ended December 31,
                                                                                     1997              1996              1995

Sales                                                                            $13,281,620        $9,922,611         $7,284,051

Cost of sales                                                                     12,401,178         9,371,218          6,999,301
Inventory writedown                                                                   53,000
Consolidation charge                                                                                    13,500              5,200
Selling, general, and administrative expenses                                        306,904           202,855             95,858
Interest expense                                                                     144,881            91,061             59,815
Interest income                                                                       (5,139)           (3,872)            (3,562)
                                                                                      ------            ------             ------

Income before income taxes and distributions on company-obligated, mandatorily
   redeemable, convertible preferred securities (Trust Preferred Securities)         380,796           247,849            127,439
Income taxes                                                                         158,030           101,099             50,381
                                                                                     -------           -------             ------

Income before distributions on Trust Preferred Securities                            222,766           146,750             77,058
Distributions on Trust Preferred Securities, net of income tax benefit of
   $7,159 (1997) and $303 (1996)                                                      10,091               464
                                                                                     -------           -------             ------

Net income                                                                          $212,675          $146,286            $77,058
                                                                                    ========          ========            =======

Basic earnings per share                                                               $1.43             $1.19              $0.69
                                                                                       =====             =====              =====

Diluted earnings per share                                                             $1.37             $1.16              $0.69
                                                                                       =====             =====              =====
Weighted average shares outstanding used for computation of basic
   earnings per share                                                            149,024,176       122,857,830        111,179,676
Assumed conversion of dilutive stock options                                       4,335,971         2,984,610          1,262,499
Assumed conversion of Trust Preferred Securities                                   9,113,940           405,064
                                                                                   ---------           -------        -----------

Weighted average shares outstanding used for computation of diluted
   earnings per share                                                            162,474,087       126,247,504        112,442,175
                                                                                 ===========       ===========        ===========


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Thousands of Dollars)

                                          Common Stock (a)          Additional      Retained      Treasury Stock
                                       Shares (b)      Amount    Paid-in Capital    Earnings    Shares (b)    Amount      Total

Balance, December 31, 1994             118,796,700     $29,702      $640,078       $(25,436)    7,647,123   $(68,880)    $575,464
Net income                                                                           77,058                                77,058
Dividends - common stock                                                            (23,719)                              (23,719)
Exercise of stock options                   45,150          12           228                     (565,647)     4,467        4,707
Acquisition of common stock                                                                       565,647     (6,400)      (6,400)
                                       -----------     -------      --------       --------      --------     ------      --------

Balance, December 31, 1995             118,841,850      29,714       640,306         27,903     7,647,123    (70,813)     627,110
Net income                                                                          146,286                               146,286
Dividends - common stock                                                            (27,356)                              (27,356)
Exercise of stock options                  168,096          43         1,191                     (877,350)     4,703        5,937
Acquisition of common stock                                                                       701,223     (8,693)      (8,693)
Issuance of common stock                19,476,255       4,869       322,170                                              327,039
3-for-1 stock split (c)                                 69,239                      (69,239)
                                      ------------      ------       -------        --------      --------     ------     --------

Balance, December 31, 1996             138,486,201     103,865       963,667         77,594     7,470,996    (74,803)   1,070,323
Net income                                                                          212,675                               212,675
Dividends - common stock                                                            (35,918)                              (35,918)
Exercise of stock options                  128,902          97           936                     (423,057)     4,492        5,525
Acquisition of common stock                                                                       300,009     (8,769)      (8,769)
Issuance of common stock                25,300,000      18,976       678,420                                              697,396
Issuance of Unocal shares (Note 3)      14,092,482      10,569       386,311                                              396,880
Repurchase of Unocal shares (Note 3)                                                           14,092,482   (393,708)    (393,708)
Other                                     (301,547)                     (349)                                                (349)
                                        ----------      ------       -------        ---------  ----------   ---------    ---------

Balance, December 31, 1997             177,706,038    $133,507    $2,028,985       $254,351    21,440,430  $(472,788)  $1,944,055
                                       ===========    ========    ==========       =========   =========== ==========  ==========

(a) The authorized number of Common Stock shares is 250 million, reflecting the amendment to the Company's Articles of Incorporation approved in February 1997.

(b) The Common Stock and treasury stock share amounts for all periods reflect the 3-for-1 stock dividend declared and distributed in February 1997
       (Note 13).

(c) The Company transferred $69,239 from Retained Earnings to Common Stock for the impact of the 3-for-1 stock split (Note 13).

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                                   Year Ended December 31,
                                                                                            1997           1996           1995
Cash flows from operating activities:
Net income                                                                                $212,675       $146,286         $77,058
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of property, plant, and equipment                          224,917        124,309          63,345
  Amortization of deferred turnarounds, intangible assets, and other deferred charges       78,622         60,196          48,104
  Deferred income taxes                                                                     39,390         32,871          37,105
  Inventory writedown                                                                       53,000
  Changes in operating assets and liabilities, net:
      Trade accounts receivable                                                              5,575        156,935          (4,996)
      Inventories                                                                         (304,683)         3,308         (25,842)
      Prepaid expenses and other current assets                                            (25,958)        11,560            (440)
      Accounts payable, accrued expenses and other current liabilities                     411,908        (87,955)        211,670
      Accrued environmental costs and other liabilities                                     (6,470)        19,572           1,514
  Other, net                                                                                (2,978)         3,617            (377)
                                                                                          ---------       --------        --------
          Net cash provided by operating activities                                        685,998        470,699         407,141
                                                                                          ---------       --------        --------
Cash flows from investing activities:
Purchase of property, plant, and equipment, net                                           (404,006)      (193,691)       (202,686)
Increase in deferred turnarounds                                                          (104,511)       (21,665)        (48,254)
Increase in deferred charges and other assets                                               (4,806)       (10,744)        (50,585)
Net change in marketable securities and deposits                                            (8,449)       (14,138)          1,704
Acquisition of BP Northeast refining and marketing assets                                                 (64,428)
Acquisition of Circle K, net of cash acquired                                                            (412,096)
Acquisition of 76 Products assets, net of cash acquired (Note 19)                       (1,189,149)
Proceeds on sale of 76 Products assets                                                      72,689
Other, net                                                                                   6,022           (560)         (1,270)
                                                                                             -----           ----          ------
          Net cash used in investing activities                                         (1,632,210)      (717,322)       (301,091)
                                                                                        ----------       --------        --------
Cash flows from financing activities:
Proceeds from note, bond, and debenture offerings                                          600,000        240,000         125,000
Proceeds from common stock offering, net                                                   697,396
Proceeds from Trust Preferred Securities offering                                                         300,000
Net borrowings (repayments) under revolving credit facilities                              166,000        (45,000)       (188,000)
Net short-term bank repayments                                                                            (20,000)        (21,500)
Payments under long-term debt agreements                                                  (113,699)        (8,157)           (783)
Payments under Circle K pre-acquisition debt                                               (23,807)      (102,504)
Repurchase of Unocal Shares                                                               (393,708)
Dividends paid on common stock                                                             (35,918)       (27,356)        (23,719)
Other, net                                                                                  (9,988)       (15,090)         (1,693)
                                                                                            ------        -------          ------

          Net cash provided by (used in) financing activities                              886,276        321,893        (110,695)
                                                                                           -------        -------        --------

Net (decrease) increase in cash and cash equivalents                                       (59,936)        75,270          (4,645)
Cash and cash equivalents at beginning of year                                              94,418         19,148          23,793
                                                                                            ------         ------          ------

Cash and cash equivalents at end of year                                                   $34,482        $94,418         $19,148
                                                                                           =======        =======         =======

The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

1.   NATURE OF BUSINESS

          Tosco Corporation ("Tosco" or the "Company") through divisions and subsidiaries is the largest independent refiner and marketer of petroleum products and the largest operator of company-controlled convenience stores in the United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Tosco and its wholly-owned subsidiaries, including The Circle K Corporation ("Circle K"). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities, the reported results of operations, and the disclosure of contingent assets and liabilities.

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND DEPOSITS

          Cash in excess of operating requirements is used to pay down cash borrowings under the Company's Revolving Credit Facility or invested in highly liquid cash equivalents. Margin deposits, based on a percentage of the value of the futures contracts, are maintained with commodity brokers in accordance with the requirements of commodity exchanges. Margin deposits are included in marketable securities and deposits on the balance sheet.

          At December 31, 1997 and 1996, the Company had approximately $15,000,000 of director and officer liability insurance coverage with a wholly-owned subsidiary (amounts approximately equal to the fair value of marketable securities held in trust by the subsidiary). The subsidiary's trust assets are restricted to payment of directors and officers liability defense costs and claims. Marketable securities held by the subsidiary, classified as available for sale, consist of highly liquid debt and equity securities. The cost of the marketable securities approximates fair value. Accordingly, unrealized gains and losses, net of the related tax effect, are not significant. Debt securities with original maturities of three months or less at the date of purchase are classified as cash equivalents, while debt securities with maturities of twelve months or less from the balance sheet date are included in marketable securities and deposits on the balance sheet.

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

INTANGIBLE ASSETS (PRIMARILY TRADENAMES)

          Tradenames acquired in the 76 Products and Circle K acquisitions are amortized on a straight-line basis over 40 years. Other tradenames and intangible assets are amortized on a straight-line basis over periods of up to 15 years.

OTHER DEFERRED CHARGES AND ASSETS

          Financing charges related to the acquisition or refinancing of debt are deferred and amortized over the term of the related debt using the effective interest method. Direct third party costs of computer software developed for internal use are deferred and amortized over their useful lives, not to exceed five years. Production costs of future media advertising are deferred until the advertising occurs.

SELF-INSURANCE

          The Company is self-insured up to certain limits for workers' compensation (in certain states), property damage, and general liability claims. Accruals for loss incidences are made based on the Company's claims experience and actuarial assumptions followed in the insurance industry. Actual losses could differ from accrued amounts.

EXCISE TAXES

          Excise taxes collected on behalf of governmental agencies are excluded from sales, cost of sales, and other expenses. Excise taxes totaled $1,768,078,000, $1,382,020,000, and $1,167,477,000 for 1997, 1996, and 1995,
respectively.

ENVIRONMENTAL COSTS

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

EARNINGS PER SHARE

        In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing income before distributions on company-obligated, mandatorily redeemable, convertible preferred securities by the weighted average number of common shares and dilutive potential common shares outstanding during the year. Earnings per share for all periods have been restated to conform with the provisions of SFAS No. 128.

3.      76 PRODUCTS ACQUISITION

          On March 31, 1997, the Company acquired Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "76 Products Acquisition"). The purchase price (including environmental and other liabilities assumed) was approximately $1,541,000,000, plus inventories valued at $361,249,000, and credit card receivables valued at $131,044,000. In addition, Unocal is entitled to receive contingent participation payments if gasoline margins increase above specified levels (Note 18).

          The acquired assets include two petroleum refining systems with an aggregate throughput capacity of approximately 250,000 barrels per day; a retail gasoline system consisting of 76-branded gasoline service stations (most of which are company-controlled); a distribution system comprised of 13 company-owned oil storage terminals; three 40,000 deadweight-ton tankers;
rights with respect to approximately 1,300 miles of crude oil and product pipelines; the worldwide rights to the "76" and "Union" tradenames, together with the distinctive orange ball logo, (except for pre-existing license grants relating to 76 Truckstops and to Uno-Ven); and Unocal's lubricants manufacturing, distribution, and marketing business.

          The purchase price paid consisted of cash and 14,092,482 shares of Tosco common stock ("Common Stock") (Note 13). The cash portion was paid on April 1, 1997 from a combination of available cash, borrowings under the Revolving Credit Facilities (Note 9), and proceeds from the sale of $600,000,000 of unsecured debt securities (Note 10). In addition, certain gasoline service stations were purchased directly from Unocal for $235,000,000 by a special purpose entity which has leased the service stations to the Company pursuant to a long-term lease (Note 17).

          The Company intends to sell certain non-strategic assets acquired from Unocal. Through December 31, 1997, the tankers, a heating oil distributorship, and certain retail and distribution sites were sold for $72,689,000 (an amount equal to their allocated purchase cost).

          The 76 Products Acquisition has been accounted for as a purchase. Accordingly, the acquired assets and liabilities are included in the accompanying balance sheet at values based on a preliminary purchase price allocation. The purchase price allocation will be finalized by March 31, 1998 based upon appraisals and other evaluations currently in process. The preliminary purchase price allocation is summarized below:

     (Thousands of Dollars)
     Cash and cash equivalents                                 $    2,952
     Credit card receivables                                      131,044
     Inventories                                                  361,249
     Prepaid expenses and other current assets                     11,373
     Property, plant, and equipment                             1,414,816
     Intangible assets                                             88,611
     Other deferred charges and assets                             23,033
     Accrued expenses and other current liabilities              (196,822)
     Accrued environmental costs                                 (190,000)
     Other liabilities                                            (57,275)
                                                                -------------
                                                              $ 1,588,981
                                                              ================

          Consolidated operating results include the operations of the 76 Products Acquisition subsequent to March 31, 1997. Unaudited pro-forma results of operations for the years ended December 31, 1997 and 1996, assuming the 76 Products Acquisition had occurred at the beginning of each year, are as follows:

 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)      1997            1996
                                                  -----------  -----------
                                                           (UNAUDITED)
     Sales                                         $ 14,236,220  $ 13,780,111
     Net income                                         174,308       164,708
     Basic earnings per share                      $       1.11  $       1.11
     Diluted earnings per share                            1.08          1.09

          The unaudited pro-forma results of operations are presented for informational purposes only and do not fully reflect the improvement in operating contribution anticipated from the 76 Products Acquisition or the reduction in operating and administrative costs expected from the consolidation of operations. Accordingly, it is not necessarily indicative of the operating results that would have occurred nor of future operating results.

4.   FINANCIAL INSTRUMENTS

DERIVATIVES

          The Company utilizes commodity-based derivative instruments, at times and when able, to reduce a portion of its exposure to price volatility. Commodity futures are used to lock in what the Company considers to be acceptable margins between the sales value of refined products produced and the cost of raw materials purchased on a varying percentage of production, generally for periods not exceeding one year. In addition, the Company enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to hedge sales prices of residual fuels production. Futures and forward contracts are also used to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of foreign and domestic crude oil. Gains and losses related to qualifying hedges are deferred and recognized in cost of sales, or as adjustments of the carrying amounts, when the underlying physical transaction occurs.

          At December 31, 1997 and 1996, the Company had open long (obligation to purchase) and short (obligation to deliver) futures, swap and forward contracts for crude oil and products with a notional value (number of barrels under contract multiplied by the per-barrel contract value) as follows:

     (THOUSANDS OF DOLLARS)                      1997             1996
                                               -------------    ---------
     Open long contracts                       $  142,376       $ 258,648
     Open short contracts                          95,442         352,226

          The unrecognized net gain on such open contracts, as well as deferred gains and losses on closed futures and swap contracts totaled $3,648,000 and $1,306,000 at December 31, 1997 and 1996, respectively, and will be recognized or reversed in the following year as an offset to realized margins on refined products sold.

FAIR VALUES

          The carrying value of cash, cash equivalents, marketable securities, short-term deposits, trade accounts receivable, accounts payable, and other current liabilities approximates their fair value due to the relatively short maturity of these financial instruments. The carrying value of the revolving credit facility approximates fair value due to its variable interest rate. Estimated fair values of other financial instruments at December 31, 1997 and 1996 are as follows:

                                                                     1997                               1996
                                                       -------------------------------    ------------------
                                                         CARRYING             FAIR           CARRYING            FAIR
     (THOUSANDS OF DOLLARS)                                VALUE              VALUE            VALUE             VALUE
                                                       --------------    -------------    --------------    ----------
     First Mortgage Bonds (a)                          $  200,000        $ 222,120        $  300,000        $ 325,940
     Exchange Bonds (a)                                   150,000          161,550           150,000          161,537
     Real estate installment purchase note (b)             52,563           52,563            54,821           54,821
     7% Notes (a)                                         125,000          126,975           125,000          126,781
     7.625% Notes (a)                                     240,000          252,600           240,000          248,642
     7.25% Notes (a)                                      200,000          204,420
     7.8% Debentures (a)                                  300,000          330,720
     7.9% Debentures (a)                                  100,000          109,400
     Trust Preferred Securities (a)                       300,000          389,250           300,000          326,250

     (a) The fair value of these instruments reflects quoted market prices.

     (b) The fair value of this financial instrument was estimated by discounting future cash flows.

CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities, short-term deposits, trade receivables, and derivative instruments. The Company places its cash equivalents, marketable securities, and short-term deposits with several high-quality financial institutions. The Company's customer base consists of a large number of diverse customers. The Company conducts ongoing evaluations of its customers and requires letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant. The Company does not believe that it has a significant credit risk on its derivative instruments which are transacted through the New York Mercantile Exchange, or with counterparties meeting established collateral and credit criteria.

5.   ACCOUNTS RECEIVABLE

          In June 1995, the Company entered into a three-year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (the "Receivable Transfer Agreement"). The Receivable Transfer Agreement was amended in May 1996, December 1996, and May 1997 to increase the program to $175,000,000, $200,000,000, and $300,000,000, respectively. In
October 1997, the Company entered into a three-year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of credit card accounts receivable (the "Credit Card Receivable Transfer Agreement"). Under the Receivable Transfer Agreement and Credit Card Receivable Transfer Agreement, the Company retains substantially the same risk of credit loss as if the receivables had not been sold. The Company also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. At December 31, 1997 and 1996, accounts receivable were reduced by $400,000,000 and $199,600,000, respectively, for receivables sold under these programs. Sales of accounts receivables under these programs averaged $984,216,000, $506,455,000, and $432,000,000 per month in 1997, 1996, and 1995, respectively.

6.   INVENTORIES

     (THOUSANDS OF DOLLARS)                         1997             1996
                                                  -------------    ---------
     Refineries (LIFO):
       Raw  materials                               $ 468,515      $ 227,211
       Intermediates                                  181,414         79,831
       Finished products                              440,525        174,277
     Retail (FIFO):
       Merchandise                                    121,082        116,618
       Gasoline and diesel                             39,901         39,681
       Other                                            2,255          2,142
                                                  -------------   -----------
                                                  $ 1,253,692     $  639,760
                                                  =============   =============

          The 1997 results of operations and LIFO inventories at December 31, 1997 are reduced by a $53,000,000 non-cash inventory valuation reserve recorded in December 1997. At December 31, 1996, the excess of replacement cost over the carrying value of LIFO inventories was $177,653,000.

7.   PROPERTY, PLANT, AND EQUIPMENT

                                                                                                            STRAIGHT-LINE
     (THOUSANDS OF DOLLARS)                                                  1997             1996           ANNUAL RATE
                                                                         -------------    --------------    -------------
     Land                                                                $     907,370    $ 273,994
     Refineries and related assets                                           1,953,088    1,104,180          4% to 15%
     Retail marketing and related assets                                       715,629      627,952          5% to 20%
     Furniture, fixtures, and improvements                                      82,822       57,306          3% to 33%
     Transportation equipment                                                   30,040       14,942          4% to 33%
     Natural gas properties                                                      4,537        4,507
                                                                         -------------   --------------
                                                                             3,693,486    2,082,881
     Less accumulated depreciation and amortization (a)                        687,963      496,677
                                                                          -------------   --------------
                                                                             3,005,523    1,586,204
     Construction in progress                                                  165,432       95,673
                                                                         -------------  -------------
                                                                         $   3,170,955   $1,681,877
                                                                         =============  ==============

     (a) Includes accumulated amortization related to assets under capital leases of $13,027,000 and $5,051,000 at December 31, 1997 and 1996,
         respectively.

          Expenditures for maintenance and repairs (excluding the amortization of turnaround costs) during 1997, 1996, and 1995 were $210,443,000, $135,006,000, and $102,552,000, respectively.

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     (THOUSANDS OF DOLLARS)                             1997             1996
                                                      -------------  ---------
     Accrued taxes, other than income taxes           $ 173,115      $106,852
     Accrued compensation and related benefits          120,221        67,382
     Acquisition-related liabilities                     37,326
     Dividends payable                                    9,375         7,424
     Other                                              280,393       184,526
                                                     ------------- ------------
                                                      $ 620,430     $ 366,184
                                                     ============= ============

9.   REVOLVING CREDIT FACILITY

          On April 8, 1996, the Company entered into a new revolving credit agreement (the "Revolving Credit Facility"). The Revolving Credit Facility was amended and restated on January 14, 1997 to provide the Company with a $1,000,000,000 ($900,000,000 expiring on January 14, 2002 and $100,000,000 expiring on January 12, 1999) uncollateralized revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. The Revolving Credit Facility bears interest at the option of the Company at one of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for each rate option. A commitment fee on the unused portion of the facility is also due. The incremental margin and commitment fee are dependent on the credit rating of the First Mortgage Bonds (Note 10). Prior to January 14, 1997, the Revolving Credit Facility was a $600,000,000 uncollateralized facility and prior to April 8, 1996 the Revolving Credit Facility was a $450,000,000 collateralized facility. Utilization of the Revolving Credit Facility as of December 31, 1997 and 1996 was as follows:

     (THOUSANDS OF DOLLARS)                       1997             1996
                                                -------------    ---------
     Cash borrowings outstanding                $ 166,000        $
     Letters of credit                             57,241           112,113
                                              -------------     --------------
     Total utilization                            223,241           112,113
     Availability                                 776,759           487,887
                                              -------------      --------------
                                              $ 1,000,000       $  600,000
                                              =============     ==============

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

10.     LONG-TERM DEBT

     (THOUSANDS OF DOLLARS)                         1997             1996
                                                 -------------    ---------
     Collateralized debt:
       First Mortgage Bonds (a)                    $ 200,000      $  300,000
       Bayway Bonds (b)                              150,000         150,000
       Real estate installment purchase note (c)      52,563          54,821
       Other                                           3,949           4,378
     Uncollateralized debt:
       7% Notes (d)                                  125,000         125,000
       7.625% Notes (e)                              240,000         240,000
       Notes and Debentures (f)                      600,000
       Other                                             319             522
     Capital leases (g)                               55,334          65,311
                                                   ------------  -------------
                                                   1,427,165         940,032
     Less current installments                        11,908         113,200
                                                 --------------  -------------
                                                 $ 1,415,257      $  826,832
                                                 =============  ==============

     (a) In March 1992, the Company issued $300,000,000 of mortgage bonds (the "First Mortgage Bonds"), comprised of $100,000,000 of 9% Series A Bonds due March 15, 1997 and $200,000,000 of 9.625% Series B Bonds due March 15, 2002. Interest on the First Mortgage Bonds is payable each March 15 and September 15. The First Mortgage Bonds are noncallable and are collateralized by the Avon Refinery and certain related assets. On March 15, 1997, the Company repaid the $100,000,000 9% Series A Bonds

     (b) In connection with the April 1993 acquisition of the Bayway Refinery, the Company issued in a private placement $150,000,000 of 8.25% mortgage bonds (the "Bayway Bonds") due May 15, 2003, guaranteed by the Bayway Refining Company ("Bayway"), a wholly-owned subsidiary of Tosco, with interest payable semi-annually on May 15 and November 15. The Bayway guarantee is collateralized by the Bayway Refinery and related assets and a guarantee of Tosco. Effective July 7, 1993, the Bayway Bonds were exchanged for a new series of publicly traded bonds having substantially identical terms, including the same interest rate and maturity dates.

     (c) Real estate installment purchase note pursuant to which the Company will receive title to approximately 200 convenience stores that it currently operates in various states. Future payments through 2007 totaling $82,401,000, at December 31, 1997, excluding contingent amounts based on a percentage of sales over specified minimums, have been discounted at 9%.

     (d) On July 12, 1995, $125,000,000 of registered debt securities were issued as 7% uncollateralized, noncallable notes due July 15, 2000 (the "7% Notes"). Semi-annual interest payments on the 7% Notes began January 15, 1996. The proceeds from the public offering, net of costs, were used to repay debt.

     (e)  In May 1996, the Company issued $240,000,000 of 7.625%
          uncollateralized notes due May 15, 2006 (the "7.625% Notes") in connection with the acquisition of Circle K. Semi-annual interest payments on the 7.625% Notes began November 15, 1996.

     (f) On January 14, 1997, the Company issued $200,000,000 of 7.25% Notes due on January 1, 2007, $300,000,000 of 7.8% Debentures due on January 1, 2027, and $100,000,000 of 7.9% Debentures due on January 1, 2047
          (collectively the "Notes and Debentures"). Interest on the unregistered Notes and Debentures was payable each January 1 and July 1, commencing on July 1, 1997. The proceeds from the unregistered Notes and Debentures were used to finance a portion of the 76 Products Acquisition. In August 1997, the Company exchanged the unregistered Notes and Debentures for fully registered and freely salable notes and debentures having identical terms, including the same interest rates and maturity dates. The Notes and Debentures are non-redeemable and uncollateralized.

     (g) The Company's capital lease obligations are collateralized primarily by retail marketing and related assets and mature at varying dates through 2019. The carrying value of the assets under capital lease arrangements approximates the capital lease obligation.

          The debt agreements, including the Revolving Credit Facility (Note 9), contain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, acquire its own equity securities, make investments in certain subsidiaries, and make discretionary capital expenditures. They also require the maintenance of minimum financial ratios and net worth levels. At December 31, 1997, the Company was in compliance with all debt covenants.

          At December 31, 1997 future maturities relating to long-term debt were as follows:

                                                                     CAPITAL
 (THOUSANDS OF DOLLARS)                              DEBT            LEASES             TOTAL
                                                  -------------    --------------    ----------
     1998 (a)                                       $  2,999          $ 13,895         $ 16,894
     1999                                              3,513             8,277           11,790
     2000                                            128,428             5,254          133,682
     2001                                              3,678             5,395            9,073
     2002                                            204,731             5,427          210,158
     Thereafter                                    1,028,482            73,620        1,102,102
                                                  -------------    --------------    -------------
     Total future maturities                       1,371,831           111,868        1,483,699
     Less imputed interest                                              56,534           56,534
                                                  ------------      --------------  -------------
 Present value of future maturities              $ 1,371,831       $   55,334       $ 1,427,165
                                                 =============     ==============    =============

     (a) Current maturities of long-term obligations, excluding imputed interest, are $11,908,000 at December 31, 1997.

11.      ACCRUED ENVIRONMENTAL COSTS

          The Company is subject to extensive federal, state, and local environmental laws and regulations relating to its petroleum refining, distribution, and marketing operations. These laws and regulations (which are complex, change frequently, and are subject to differing interpretations) regulate the discharge of materials into the environment. The Company is currently involved in a number of environmental proceedings and discussions regarding the removal and mitigation of the environmental effects of subsurface liquid hydrocarbons and alleged levels of hazardous waste at certain of its refineries and other locations, including a site on the Superfund National Priorities List.

          In July 1993, outstanding litigation concerning environmental issues was settled with the predecessor owners of the Avon Refinery (the "Settlement Agreement"). Under the Settlement Agreement, the former owners agreed to pay up to $18,000,000 for one-half of the costs that may be incurred for compliance with certain environmental orders and to provide the Company with a $6,000,000 credit for past expenses (which the Company uses to reduce its one-half share of costs). After the $36,000,000 shared cost maximum is expended, the parties may elect to continue the Settlement Agreement or to reinstate litigation. The Company and the former owners have established a committee to review and approve expenditures for environmental investigative and remediation actions at the Avon Refinery. Through December 31, 1997, the committee has spent $4,192,000 on such matters.

          By agreement, Exxon is responsible for environmental obligations related to or arising out of its ownership and operation of the Bayway Refinery, purchased by the Company in April 1993. The Company has also received indemnifications with respect to environmental obligations arising out of or relating to the period prior to the respective acquisition dates of the Ferndale Refinery, the Trainer Refinery, and retail assets in the Pacific Northwest and Northern California from BP, and the Arizona retail properties from Exxon.

          Through March 31, 2022, Unocal will be responsible for all environmental liabilities at the acquired refineries, gasoline stations, oil storage terminals, and pipelines arising out of or relating to the period prior to closing, except that the Company will pay the first $7,000,000 of such environmental liabilities each year, plus 40% of any amount in excess of $7,000,000 per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that the Company may have to pay in total for the 25 year period for such environmental liabilities is limited to $200,000,000. During the nine months ended December 31, 1997, the Company incurred environmental costs at the 76 Products sites of $9,497,000, of which $2,438,000 is reimbursable by Unocal and $7,059,000 was charged to the environmental accrual.

          Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and the identification of new sites. The Company believes that it has adequately provided for environmental exposures. However, should these matters be resolved unfavorably to the Company, they could have a material adverse effect on its long-term consolidated financial position and results of operations.

12. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED SECURITIES

          In December 1996, Tosco Financing Trust (the "Trust"), a Delaware business trust, all of whose common securities are owned by Tosco, issued, in a private placement, 6,000,000 shares of 5.75% company-obligated, mandatorily redeemable, convertible preferred securities (the "Trust Preferred Securities"). The net proceeds from the Trust Preferred Securities of approximately $291,000,000 were used to purchase an equal amount of 5.75% convertible junior subordinated debentures of Tosco due on December 15, 2026 (the "Convertible Debentures"). The sole assets of the Trust are the Convertible Debentures, guaranteed by Tosco. The Trust Preferred Securities represent preferred undivided interests in the Trust's assets, with a liquidation preference of $50 per security, for a total liquidation preference of $300,000,000.

          Distributions on the Trust Preferred Securities, cumulative and payable quarterly in arrears at the annual rate of 5.75% of the liquidation amount, commenced on March 15, 1997. The Company has the option to defer payment of the distributions for an extension period of up to five years if it is in compliance with the terms of the Trust Preferred Securities. Interest at 5.75% will accrue on such deferred distribution throughout the extension period. The Trust Preferred Securities are convertible, at the option of the holder, at any time after March 15, 1997 into 1.51899 shares of Common Stock, equivalent to a conversion price of approximately $32.92 per share of Common Stock, subject to adjustment in certain events. The Trust Preferred Securities do not have a stated maturity date, although they are mandatorily redeemable upon the repayment of the Convertible Debentures to the Trust, but not before December 18, 1999. The redemption price decreases from 104.025% of the liquidation preference in 1999 to 100% of the liquidation preference in 2006 and thereafter.

13. CAPITAL STOCK

          The Company is presently authorized to issue 12,000,000 shares of preferred stock, par value $1.00 per share, ("Preferred Stock"). No shares of Preferred Stock are issued or outstanding. At a special meeting of the Company's Shareholders on February 12, 1997, an amendment to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 was approved. The Company subsequently declared and distributed a 3-for-1 Common Stock split, in the form of a 200 percent stock dividend. The number of shares, per share prices, and earnings per share amounts for all periods reflect this 3-for-1 stock split.

          In January 1997, the Company filed a shelf registration statement providing for the issuance of up to $1,500,000,000 aggregate principal amount of its securities. The securities may consist of (1) one or more series of debentures, notes or other uncollateralized forms of indebtedness, (2) Common Stock, (3) Preferred Stock, and (4) preferred stock represented by depository shares. The securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At December 31, 1997, the Company may issue up to $778,950,000 of securities pursuant to this shelf registration statement.

          On March 31, 1997, the Company issued 14,092,482 shares of Common Stock to Unocal (the "Unocal Shares"). The Unocal Shares had an aggregate value of $396,880,000, based on a per-share value of $28.1625 per share, which was the average of the high and low Tosco stock prices for the ten trading days preceding the closing date. On May 1, 1997, the Company issued 25,300,000 shares of Common Stock pursuant to a prospectus supplement to the shelf registration statement. The net proceeds from this Common Stock offering were $697,396,000, based on an offering price of $28.50 per share. The net proceeds were used to repurchase, as treasury shares, the Unocal Shares for approximately $393,708,000 and to repay borrowings under the Revolving Credit Facility and Additional Credit Facility (Note 9).

          The Company has paid a regular quarterly cash dividend on its Common Stock since the third quarter of 1989. Effective with the first quarter of 1997, the Company increased its quarterly cash dividend from $0.0567 per share to $0.06 per share.

14. STOCK OPTION PLANS

          The Company has two stock option plans, the 1989 Stock Incentive Plan (the "1989 Plan") and the 1992 Stock Incentive Plan (the "1992 Plan"), that reserve shares of Common Stock for issuance to key employees, consultants, and non- employee directors. The 1989 Plan and 1992 Plan (collectively the "Option Plans") provide for the grant of a maximum of 3,840,000 and 6,600,000 shares of Common Stock, respectively, in the form of stock options, restricted stock awards, and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986), or as nonqualified options, including nonqualified stock options whose purchase price or vesting requirements are based on the employee's achievement of established performance objectives. Options may be exercised only within ten years from the date of grant. The exercise price of nonqualified stock options is determined by the Compensation Committee of the Board of Directors and may be less than the fair value of Common Stock on the date of grant. Awards under the 1989 Plan and 1992 Plan may be granted until March 7, 1999 and March 13, 2002, respectively. Subject to severance agreements with certain employees (Note 18), one-third of the options may be exercised at any time following the first anniversary of the date of grant and an additional one-third after each of the second and third anniversaries.


          Information regarding the Option Plans as of December 31, 1997, 1996, and 1995 is as follows:

                                                    1997                         1996                1995
                                         -------------------------   -------------------------  ---------------
                                             SHARES      PRICE(a)     SHARES       PRICE(a)     SHARES    PRICE(a)
Options outstanding , beginning of year   7,034,649     $ 10.14      7,149,498    $ 9.09      5,925,798   $ 8.33
Granted - 1989 Plan (b)                                                                          56,001    11.96
Granted - 1992 Plan (b)                     812,750       30.24        949,500     16.58      1,898,748    10.97
Exercised                                  (551,459)      10.02     (1,045,446)     8.79       (610,797)    7.71
Expired or canceled                        (120,405)      16.56        (18,903)    11.41       (120,252)    9.59
                                         --------------            -------------              -------------
Options outstanding, end of year          7,175,535       12.31      7,034,649     10.14      7,149,498     9.09
                                         ==============            ==============            =============
Options exercisable, end of year          5,237,362        9.25      4,467,837      8.54      3,904,749     8.09
                                         ===============           ==============            ==============
Shares available for future grant           297,562                    989,907                1,920,504
                                         ===============           ==============            ==============

     (a)  Weighted average price per share.

     (b) All options were granted with an exercise price equal to the average market price of Common Stock on the grant date.

          Additional information regarding the Option Plans as of December 31, 1997 is as follows:

                                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                                          SHARES          PRICE (a)             LIFE(b)     SHARES     PRICE(a)
  Exercise price range:
    $4.94 per share to $10.00 per share                 3,893,598        $  8.23               53 months    3,750,261   $ 8.17
    $10.01 per share to $15.00 per share                1,947,187          11.29               88 months    1,311,107    11.05
    $15.01 per share to $32.97 per share                1,334,750          25.71              109 months      175,994    18.80
                                                       -----------                                          ----------
                                                        7,175,535          12.31               73 months    5,237,362     9.25
                                                       ===========                                         ===========

   (a)   Weighted average price per share.
   (b)   Weighted average remaining contractual life.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the Option Plans. Had the Company elected to adopt the recognition provisions of SFAS No. 123, net income and earnings per share would have been reduced by $2,968,000 ($0.02 per share), $1,622,000 ($0.01 per share), and $626,000 ($0.01 per share) for 1997, 1996, and
1995, respectively.

          The fair value of options granted in 1997, 1996, and 1995 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       1997        1996              1995
                                     ---------- -----------       ---------
  Assumed risk-free interest rate      6.5 %       6.2 %            6.6 %
  Expected life                        7.2 years   8.3 years        7.5 years
  Expected volatility                 28.7 %      26.3 %           27.7 %
  Assumed dividend yield               0.8 %       1.5 %            2.2 %

          In late 1996, the Company adopted the Tosco Corporation 1996 Long-Term Incentive Plan ("LTIP") which replaced the granting of incentive awards under the 1992 Plan to participants in the LTIP. Under the LTIP, the Compensation Committee of the Board of Directors may grant performance units to participants, the payment of which is contingent on the meeting of performance goals as defined and continued employment by the participant. Under certain circumstances, payments to any participant in a calendar year may not exceed 400% of such participant's total annual compensation for the year of the award. At December 31, 1997, based on performance goals achieved to date, the participants will be entitled to receive approximately $29,000,000 on January 1, 1999, and payment of approximately one- half of such amount on January 1, 2000 and January 1, 2001. If a participant, prior to scheduled payment dates of the award, voluntarily terminates employment with the Company or retires prior to age 65 all unpaid amounts will be forfeited. The Company accrues for such amounts on a ratable basis over the required service period.

15. EMPLOYEE BENEFIT AND INCENTIVE COMPENSATION PLANS

PENSION PLANS

          The Company has non-contributory, defined benefit pension plans covering substantially all employees located at the Bayway Refinery, Los Angeles Area Refinery System, and the San Francisco Area Refinery System and its union employees at the Ferndale Refinery (collectively, the "Pension Plans"). Benefits under the Pension Plans are generally based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Benefits are payable at the normal retirement age of 65, with reduced benefits for early retirement (as defined). Contributions to the Pension Plans are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than the amount deductible for federal income tax purposes. The Pension Plans' assets are held by a major financial institution and invested in a stock index fund, a treasury bond index fund, short-term investment funds, and a real estate equity fund.

          The Company's funded status and pension (liability) asset, using end of year actuarial assumptions, consist of the following at December 31, 1997 and 1996:

 (THOUSANDS OF DOLLARS)                                                     1997             1996
                                                                         -------------    ---------
 Net assets at fair value                                               $  106,842        $ 78,115
Less actuarial present value of accumulated benefit obligation:
   Vested benefits (a)                                                     (81,584)        (63,420)
    Nonvested benefits                                                      (3,410)         (2,665)
                                                                         -------------  ------------
    Assets in excess of accumulated benefit obligation                   $  21,848        $ 12,030
                                                                         =============   ===========
    Net assets at fair value                                             $ 106,842        $ 78,115
    Projected benefit obligation for services rendered to date (a)        (137,040)        (90,849)
                                                                         -------------   -----------
    Projected benefit obligation in excess of net assets                   (30,198)        (12,734)
    Unrecognized prior service costs                                         8,373           9,132
    Unrecognized net loss                                                    3,340           2,434
    Unrecognized net transition cost, amortized over 15 years                1,149           1,438
                                                                         --------------   -----------
    Pension (liability) asset                                            $ (17,336)       $    270
                                                                         =============    ==============

     (a) In connection with the 76 Products Acquisition, pension benefits and recognition of prior service were extended to substantially all employees located at the acquired refineries. Benefits accrued for these employees through March 31, 1997 are the obligation of Unocal.

          Net pension cost, using beginning of the year actuarial assumptions, for the years ended December 31, 1997, 1996, and 1995 consists of the following:

     (THOUSANDS OF DOLLARS)                                                   1997             1996              1995
                                                                         -------------    --------------    ---------
     Service cost                                                           $    9,669       $    6,336       $    4,475
     Interest cost                                                               8,067            5,625            4,568
     Actual return on plan assets                                              (19,576)           (9,980)         (11,617)
     Net amortization and deferral                                              14,446             6,096            8,924
                                                                         -------------    --------------    -------------
     Net pension cost                                                      $    12,606      $      8,077     $      6,350
                                                                         =============    ==============    =============

          The major assumptions used to calculate the Company's pension obligations and pension costs for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                                                1997             1996              1995
                                                                            -------------    --------------    ---------
    Assumed discount rate                                                         7.0 %           7.5 %            7.0 %
    Assumed rate of future compensation increase                                  5.0 %           5.0 %            5.0 %
    Expected rate of return on plan assets                                        7.5 %           7.5 %            7.5 %

          The Company has a Senior Executive Retirement Plan ("SERP") that provides retirement benefits to selected senior executives and their beneficiaries. SERP provisions of $1,908,000, $2,079,000, and $1,265,000, were included in selling, general, and administrative expenses in 1997, 1996, and 1995, respectively.

EMPLOYEE AND RETIREE BENEFIT PLANS

          The Company provides health care and life insurance benefits for all employees, and postretirement health care and life insurance benefits for certain employees (primarily employees at the Avon Refinery and, effective January 1, 1997 and April 1, 1997, at the Bayway Refinery and the acquired 76 Products refineries, respectively). Health care benefits for eligible employees and retirees are provided through insurance companies whose premiums are based on the benefits paid during the year. The health care plans are contributory (with employee/retiree contributions adjusted periodically) and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plans are noncontributory.

          The Company's accrued postretirement benefit liability, using end of year actuarial assumptions, consists of the following at December 31, 1997 and 1996:

     (THOUSANDS OF DOLLARS)                                                   1997           1996
                                                                         -------------      ---------
     Net assets (insurance contracts) at fair value                         $    4,888      $  5,039
     Less accumulated postretirement benefit obligation ("APBO"):
         Retirees                                                               11,064        11,364
         Fully eligible active plan participants                                 1,700         1,949
         Other active plan participants (a)                                     13,899         2,380
                                                                         -------------    --------------
     APBO in excess of net assets                                               21,775        10,654
     Unrecognized net gain                                                       7,452         8,556
     Prior service cost not yet recognized in net periodic
       postretirement benefit cost                                              (3,812)
     Unrecognized net transition obligation, amortized over 20 years           (13,073)      (14,007)
                                                                       ----------------   --------------
     Accrued postretirement benefit liability                              $    12,342      $  5,203
                                                                       ================   ==============

     (a) In connection with the 76 Products Acquisition, postretirement benefits were extended to substantially all employees located at the acquired refineries. Benefits accrued through March 31, 1997 are the obligation of Unocal.

          Net postretirement benefit cost, using beginning of the year actuarial assumptions, for the years ended December 31, 1997, 1996, and 1995 consists of the following:

     (THOUSANDS OF DOLLARS)                                                   1997             1996              1995
                                                                         -------------    --------------    ---------
     Service cost                                                        $    952          $    202         $    165
     Interest cost                                                          1,634             1,085            1,077
     Actual return on plan assets                                            (329)             (251)            (463)
     Amortization of transition obligation over 20 years                      934               934              934
     Net amortization and deferral                                           (729)             (955)          (1,131)
                                                                         -------------    --------------    -------------
     Net postretirement benefit cost                                     $  2,432         $   1,015         $    582
                                                                         =============    ==============    =============

          The major assumptions used to calculate the APBO and net postretirement benefit cost for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                                              1997             1996            1995
                                                                         -------------    --------------    ---------
     Assumed discount rate                                                    7.0%             7.5%            7.0%
     Current year health care cost trend rate                                 6.8%             7.8%            7.8%
     Ultimate health care cost trend rate                                     5.5%             5.5%            5.5%
     Year ultimate trend rate is achieved                                    2002              2002           2002
     Expected rate of return on plan assets                                   5.5%             5.5%            5.5%

          A 1% increase in the health care cost trend rate would increase the APBO at December 31, 1997 and 1996 by $1,511,000 and $907,000, respectively, and increase the aggregate of service and interest cost for 1997, 1996, and 1995 by $183,000, $88,000, and $80,000, respectively.

SAVINGS PLANS

          The Tosco Corporation Capital Accumulation Plan (the "CAP") and the Circle K Kash Plus Plan (the "Kash Plus Plan") have been established for all eligible employees of Tosco and Circle K, respectively. Participants may make, within certain limitations, voluntary contributions under Section 401(k) of the Internal Revenue Code of a percentage of their compensation. The Company makes matching contributions based upon years of contributory participation, as defined under the CAP and Kash Plus Plan (collectively the "Savings Plans"), for employees who elect to make certain specified and minimum contributions. In addition, eligible employees of the CAP receive an additional contribution equal to 5% of their compensation, up to $150,000 in 1997, 1996, and 1995, in lieu of pension plan benefits. Participants of the CAP are immediately vested in both their voluntary and the Company contributions. Participants of the Kash Plus Plan are immediately vested in their voluntary contributions and, effective December 31, 1997, the Company's contribution. Contributions by the Company to the Savings Plans for the years ended December 31, 1997, 1996, and 1995 were $17,766,000, $9,517,000, and $7,837,000, respectively.

          Effective January 1, 1998, all non-store employee participants in the Kash Plus Plan were made eligible for the CAP. Participants electing to transfer to the CAP were given a one time option to transfer not less than 100% of their Kash Plus Plan balances to the CAP. Additionally, certain store employees formerly participating in the CAP were transferred to the Kash Plus Plan (renamed the Tosco Store Savings Plan).

MANAGEMENT INCENTIVE PLAN

          The Tosco Corporation Cash Incentive Plan (the "CIP") has been established for members of middle and senior management. The CIP sets forth discretionary and other awards computed as a variable percentage of a participant's base salary, which percentage is dependent upon pre-tax income, as defined, of the respective participant's operating division. The Company also has a bonus plan for senior executives, who are not participants in the CIP, based on the Company's per share pre-tax income, as defined. Results of operations for the years ended December 31, 1997, 1996, and 1995 include incentive compensation of $55,800,000, $33,028,000, and $13,175,000, respectively, of which $4,641,000, $3,102,000 and $2,200,000 were special bonuses awarded to union and other employees not covered by management incentive plans.

16.  INCOME TAXES

      The provision for income taxes for the years ended December 31, 1997, 1996, and 1995 is summarized below:

  (THOUSANDS OF DOLLARS)                                                   1997             1996              1995
                                                                         -------------    --------------    ---------
     Current:
         Federal                                                          $  87,463       $ 50,720          $ 9,005
         State                                                               23,785         16,959            3,669
         Foreign                                                                233            246              602
                                                                         -------------    --------------    -------------
                                                                            111,481         67,925           13,276
                                                                         -------------    --------------    -------------
     Deferred:
         Federal                                                             37,200         29,577           32,171
         State                                                                2,190          3,294            4,934
                                                                         -------------    --------------    -------------
                                                                             39,390         32,871           37,105
                                                                         -------------    --------------    -------------
                                                                         $  150,871      $ 100,796         $ 50,381
                                                                         =============    ==============    =============


          A reconciliation of the provision for income taxes to income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

     (THOUSANDS OF DOLLARS)                                                   1997             1996              1995
                                                                         -------------    --------------    ---------
     Income taxes at the statutory rate                                  $  127,241         $  86,479        $ 44,604
     State income taxes, net of Federal benefit                              16,884            13,164           5,799
     Amortization of intangible assets                                        4,245             2,339
     Adjustments and other                                                    2,501            (1,186)           (22)
                                                                         -------------    --------------    -------------
                                                                         $  150,871        $  100,796       $ 50,381
                                                                         =============    ==============    =============

          Temporary differences between financial and income tax reporting and tax credit carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

     (THOUSANDS OF DOLLARS)                                                   1997             1996
                                                                         -------------        ---------
     Deductible temporary differences:
         Accounts receivable                                             $ (13,354)          $  (11,208)
         Accrued expenses and other current liabilities                   (114,527)             (88,576)
         Capital leases                                                    (44,038)             (41,190)
         Accrued environmental costs                                      (236,219)             (49,852)
         Accrued postretirement benefit liability                           (6,339)              (5,739)
         Noncurrent liabilities                                           (129,931)             (74,917)
         Other                                                             (50,016)             (23,065)
         Deferred state income taxes (a)                                   (11,600)             (10,737)
                                                                        --------------      --------------
                                                                          (606,024)            (305,284)
                                                                        --------------      --------------
     Taxable temporary differences:
         Inventories                                                           633               67,542
         Property, plant, and equipment                                    572,528              297,167
         Deferred turnarounds                                               70,841               22,915
         Intangible assets (primarily tradenames)                          123,267               89,343
         Other                                                              52,840               32,025
                                                                         -------------    --------------
                                                                           820,109              508,992
                                                                         -------------     --------------
     Net temporary differences                                           $ 214,085          $   203,708
                                                                         =============     ==============
     Federal income taxes at 35%                                         $  74,930         $     71,298
     Investment tax credit carryforwards                                                           (299)
     Alternative minimum tax credit carryforward (b)                        (3,741)             (29,555)
                                                                         -------------     ---------------
     Net Federal deferred tax liability                                     71,189               41,444
     Net state deferred tax liability (a)                                   11,600               10,737
                                                                         -------------     --------------
     Total net deferred tax liability                                       82,789               52,181
     Current portion (deferred tax asset) (c)                               57,646               28,121
                                                                        -------------       -------------
     Noncurrent portion (deferred tax liability)                         $ 140,435           $   80,302
                                                                        ============        =============

     (a) Deferred state income tax liabilities are provided for temporary differences, primarily differences between the book and tax bases of property, plant, and equipment.

     (b) The alternative minimum tax credit (AMT) carryforwards may be carried forward indefinitely.

     (c) The Company believes that it is more likely than not that the deferred tax asset will be realized based upon future reversals of existing taxable temporary differences and the expected continuation of profitable operating results.

17.      LEASES

          The Company distributes petroleum products throughout its marketing areas through a combination of owned and leased terminals. Leases for product distribution terminals are generally for short periods of time and continue in effect until canceled by either party with contracted days of notice, generally 30 to 60 days. Most product distribution terminal leases are subject to escalations based on various factors. The Company subleases a portion of its leased product distribution terminals. During December 1997, the Company purchased the Riverhead Terminal pursuant to a purchase option in the lease. Additionally, the Company leases two of its refining processing units pursuant to long-term operating leases.

          The Company has long-term leases with special purpose entities for land and equipment at the Company's BP California, Exxon Arizona, and certain 76 Products sites. These leases provide the Company the option to purchase, at agreed-upon contracted prices, (a) not less than all of the leased assets at annual anniversary dates, and (b) a portion of the leased assets for resale to unaffiliated parties at quarterly lease payment dates. The Company may cancel the leases provided that lessors receive minimum sales values for the assets. The contracted purchase option price and minimum guaranteed sales values decline over the term of the leases. Minimum annual rentals vary with a reference interest rate (LIBOR).

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

          At December 31, 1997, future minimum obligations under non-cancelable operating leases and warehousing agreements are as follows:

     (THOUSANDS OF DOLLARS)
     1998                                             $   159,441
     1999                                                 147,674
     2000                                                 134,432
     2001 (a)                                             107,610
     2002 (a)                                              44,023
     Thereafter                                           390,376
                                                      -------------
                                                          983,556
     Less future minimum sublease income                  110,855
                                                      ---------------
                                                      $   872,701
                                                      ==============

     (a) Excludes guaranteed residual payments, totaling $123,221,000 (2001) and $191,522,000 (2002) due at the end of the lease term, which will be reduced by the fair market value of the leased assets.

          Net rental expense for the years ended December 31, 1997, 1996, and 1995 consists of the following:

     (THOUSANDS OF DOLLARS)                                                   1997             1996           1995
                                                                         -------------    --------------    ---------
     Minimum rental and warehousing charges                              $ 153,775         $ 98,863          $ 65,672
     Contingent rental and warehousing charges                              11,803           25,746            15,022
                                                                         -------------    --------------    ----------
                                                                           165,578          124,609            80,694
     Less sublease rental income                                            39,183           35,001            27,269
                                                                         -------------    --------------    -------------
                                                                         $ 126,395        $  89,608         $  53,425
                                                                         =============    ==============    =============

18.      COMMITMENTS AND CONTINGENCIES

          There are various legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages that in the aggregate would be material to the business or operations of the Company.

          As a condition of the 76 Products Acquisition, Unocal is entitled to receive contingent participation payments over the next seven years, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increase above specified levels. The contingent participation payments will be capitalized, when incurred, as an additional cost of the 76 Products Acquisition. For the nine month period ended December 31, 1997, the Company's contingent participation payment is not material to its consolidated financial position.

          The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. The Company's potential minimum obligation to eight officers was $6,225,000 at December 31, 1997.

          Litigation between Unocal Corp. and certain petroleum refiners has contested the validity of patents held by Unocal covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by certain refiners. The Company is not a party to the patent litigation. Under the terms of the 76 Product Acquisition, the Company has no liability to Unocal for any possible past infringement of the patents, including to the date of final resolution of the matter, which, considering appeals, could take several years.

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

          The Company carries insurance policies on insurable risks which it believes to be appropriate at commercially reasonable rates. While management believes the Company is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances would have to be paid out of general corporate funds. Cost of sales for 1997 was reduced by insurance coverage accruals for property damage and business interruption claims, net of insurance policy deductibles and asset write- offs, related to the unscheduled shutdown of the Bayway Refinery cat cracker and an accident at the Avon Refinery hydrocracker in January 1997. During 1997, the Company settled the Bayway insurance claim for approximately the accrued amount.

          In the normal course of business, the Company has entered into numerous purchase contracts and transportation agreements. The majority of these contracts and agreements are short term and none are expected to negatively impact the Company's future results of operations.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

t
     (THOUSANDS OF DOLLARS)                                                   1997             1996           1995
                                                                         -------------    --------------    ---------
     Cash paid during the year for:
         Interest, net of amounts capitalized                            $ 113,240           $ 87,349        $ 58,263
         Income taxes, net of refunds received                             105,182             72,213           5,777

     Detail of acquisitions:
         Fair value of assets acquired                                  $2,030,126        $ 1,598,108
         Liabilities assumed                                              (444,097)          (794,545)
         Common Stock issued                                              (396,880)          (327,039)
                                                                         --------------   --------------
         Net cash paid for acquisitions                                  1,189,149            476,524
         Cash acquired in acquisitions                                       2,952             32,466
                                                                      -----------------     --------------
         Cash paid for acquisitions                                   $  1,192,101        $   508,990
                                                                      =================    ================

20.   NEW ACCOUNTING STANDARDS

          During June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (net income plus all other nonowner changes in equity). SFAS No. 131 establishes disclosure standards regarding information about operating segments in interim and annual financial statements. During February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132"). SFAS No. 132 changes the disclosure requirements for pension and other postretirement benefits but does not change any existing measurement or recognition provisions. The Company will comply with the expanded disclosure requirements of these accounting standards with its 1998 financial statements.

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          First           Second              Third           Fourth
                                         QUARTER          QUARTER            QUARTER          QUARTER            TOTAL
                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
     1997 (a)
     Sales                             $ 2,410,273       $ 3,196,431       $ 3,758,589    $    3,916,327       $ 13,281,620
     Operating contribution                 85,788           248,378           300,698           245,578            880,442
     Net income                              3,563            67,112           100,933            41,067            212,675
     Earnings per share (c):
         Basic                         $      0.03       $      0.44       $      0.65    $         0.26       $       1.43
         Diluted                              0.03              0.42              0.61              0.26               1.37

     1996 (b)
     Sales                             $ 2,020,023       $ 2,430,740       $ 2,709,388    $    2,762,460       $  9,922,611
     Operating contribution                 82,611           165,245           170,690           132,847            551,393
     Net income                             23,966            49,638            42,493            30,189            146,286
     Earnings per share (c):
         Basic                         $      0.22       $      0.42       $      0.32    $         0.23       $       1.19
         Diluted                              0.21              0.41              0.32              0.22               1.16

     (a) Results of operations for the fourth quarter of 1997 include a non-cash inventory writedown of $53,000,000 ($31,001,000 after tax, $0.18 per share) as a result of declining raw material and product prices in late
         1997.

     (b) Results of operations for the second quarter of 1996 include a charge of $13,500,000 ($8,168,000 after tax, $0.06 per share) for the consolidation of the retail marketing division following the acquisition of Circle K.

     (c) Earnings per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal to the full year amount.

                       TOSCO CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (Thousands of Dollars)



             COLUMN A                        COLUMN B               COLUMN C               COLUMN D                COLUMN  E
                                                              CHARGED
                                            BALANCE AT      (CREDITED) TO    CHARGED                               BALANCE
                                             BEGINNING       COSTS AND       TO OTHER                            AT END OF
                                              OF YEAR         EXPENSES       ACCOUNTS     DEDUCTIONS                 YEAR

Allowance for uncollectible receivables:
     1997 (a)                                $8,291           $5,981          $7,238        $2,492                 $19,018

     1996                                     8,523             (265)                          (33)                  8,291

     1995                                     8,392              404                           273                   8,523


Inventory net realizable value reserve:
    1997                                     $-              $53,000          $-            $-                     $53,000





(a) The 1997 Charged to Other Accounts amount represents the allowance for uncollectible credit card receivables acquired in the 76 Products
       Acquisition. See Note 3 to the Consolidated Financial Statements.

                                                                      EXHIBIT 11


                       TOSCO CORPORATION AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE (a)
                  (Thousands of Dollars, Except Per Share Data)


                                                                                              Year Ended December 31,
                                                                                      1997              1996              1995

Income before distributions on company-obligated, mandatorily redeemable,
 convertible preferred securities (Trust Preferred Securities)                      $222,766          $146,750           $77,058
Distributions on Trust Preferred Securities, net of income tax benefit                10,091               464               -
                                                                                      ------               ---           --------

Net income                                                                          $212,675          $146,286          $77,058
                                                                                    ========          ========          =======

                   BASIC EARNINGS PER SHARE

Earnings used for computation of basic earnings per share                           $212,675          $146,286          $77,058

Weighted average shares outstanding during the period                            149,024,176       122,857,830      111,179,676
                                                                                 -----------       -----------      -----------

Basic earnings per share                                                               $1.43             $1.19            $0.69
                                                                                       =====             =====            =====


                   DILUTED EARNINGS PER SHARE

Earning used for computation of diluted earnings per share                         $222,766           $146,750          $77,058
                                                                                   --------           --------          -------

Weighted average shares outstanding during the period                           149,024,176        122,857,830      111,179,676
Assumed conversion of dilutive stock options                                      4,335,971          2,984,610        1,262,499
Assumed conversion of Trust Preferred Securities                                  9,113,940            405,064
                                                                                  ---------            -------

Weighted average shares outstaning used for computation of diluted earnings
  per share                                                                     162,474,087        126,247,504      112,442,175
                                                                                -----------        -----------      -----------

Diluted earnings per share                                                            $1.37              $1.16            $0.69
                                                                                      =====              =====            =====


(a) Earnings per share and weighted average shares outstanding reflect the 3-for-1 stock split declared and distributed in February 1997.

                                                                      EXHIBIT 12


                       TOSCO CORPORATION AND SUBSIDIARIES
                       RATIO OF EARNINGS TO FIXED CHARGES
                    (Thousands of Dollars, Except Ratio Data)

                                                                                              Year Ended December 31,
                                                                                      1997              1996              1995

Income before income taxes                                                          $363,546          $247,082          $127,439

Fixed charges to be added to income before income taxes:
   Interest expense, including amortization of debt expenses                         144,881            91,061            59,815
   Distributions on Trust Preferred Securities                                        17,250               767
   Interest factor of rental expense                                                  42,132            29,869            17,808
                                                                                      ------            ------            ------
Earnings                                                                            $567,809          $368,779          $205,062
                                                                                    ========          ========          ========

Fixed charges:
   Interest expense, including amortization of debt costs                           $144,881           $91,061           $59,815
   Interest capitalized                                                                1,628             1,429             4,730
   Distributions on Trust Preferred Securities                                        17,250               767
   Interest factor of rental expense                                                  42,132            29,869            17,808
                                                                                      ------            ------            ------

Total fixed charges                                                                 $205,891          $123,126           $82,353
                                                                                    --------          --------           -------

Ratio of earnings to fixed charges                                                      2.76              3.00              2.49
                                                                                        ====              ====              ====

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Tosco Corporation

     Our report on the consolidated financial statements and financial statement schedule of Tosco Corporation and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements and financial statement schedule, we have also audited Exhibit 99 presentd on pages F-29 through F-31 of this Form 10-K.

     In our opinion, the Exhibit 99 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                           COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
February 26, 1998

                       TOSCO CORPORATION AND SUBSIDIARIES
           EXHIBIT 99 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                             (Thousands of Dollars)

                                                        Tosco         Bayway       Nonguaranteeing
                                                       (Issuer)     (Guarantor)      Subsidiaries      Eliminations    Consolidated
          BALANCE SHEET - DECEMBER 31, 1997
Assets:
   Cash and cash equivalents                           $    5,695    $-            $    28,787           $-            $    34,482
   Marketable securities and deposits                       2,498         8,679         32,510                              43,687
   Other current assets (a)                               677,554       505,137        551,402                           1,734,093
                                                         --------     ---------        -------          ---------        ---------
        Total current assets                              685,747       513,816        612,699                           1,812,262
   Other assets                                         2,363,955       296,213      1,506,788              (4,366)      4,162,590
   Investment in Bayway and other subsidiaries          1,216,601                                       (1,216,601)
                                                        ---------     ---------     ----------          -----------      ---------
   Total assets                                        $4,266,303    $  810,029     $2,119,487         $(1,220,967)     $5,974,852
                                                       ==========    ==========     ==========         ===========      ==========

Liabilities and Shareholders' Equity:
   Current liabilities                                   $685,039      $469,812      $397,924          $-               $1,552,775
   Revolving credit facility and long-term debt         1,480,961                     100,296                            1,581,257
   Other liabilities                                      418,375                     182,756              (4,366)         596,765
   Intercompany liabilities (assets)                     (262,127)      (20,968)      283,095
   Trust Preferred Securities                                                         300,000                              300,000
   Total shareholders' equity                           1,944,055       361,185       855,416          (1,216,601)       1,944,055
                                                        ---------       -------       -------          ----------        ---------
   Total liabilities and shareholders' equity          $4,266,303    $  810,029    $2,119,487         $(1,220,967)      $5,974,852
                                                       ==========    ==========    ==========         ===========       ==========

STATEMENT OF INCOME - YEAR ENDED DECEMBER 31, 1997
Sales                                                  $4,856,693    $4,748,344    $3,676,583                $-        $13,281,620
Cost of sales                                           4,404,427     4,544,370     3,453,681              (1,300)      12,401,178
Inventory writedown                                        17,000        36,000                                             53,000
Selling, general, and administrative expenses (b)         139,705        33,585       132,314               1,300          306,904
Interest expense, net                                      97,705        29,209        12,828                              139,742
                                                       ----------     ---------    ----------          ----------      -----------
Income before income taxes and distributions on
   Trust Preferred Securities                             197,856       105,180        77,760                              380,796
Income taxes                                               82,110        43,650        32,270                              158,030
Distributions on Trust Preferred Securities,
  net of income tax benefit                                                            10,091                               10,091
                                                       ----------     ---------    ----------          ----------      -----------
Net income                                               $115,746       $61,530       $35,399          $-                 $212,675
                                                       ==========    ==========    ==========         ===========       ==========

STATEMENT OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1997
Cash flows from operating activities:
   Net income                                            $115,746       $61,530       $35,399          $-                 $212,675
   Depreciation, amortization, and deferred
      income taxes                                        205,222        32,231       105,476                              342,929
   Inventory writedown                                     17,000        36,000                                             53,000
   Changes in operating assets and liabilities, net       402,417      (176,095)     (145,950)                              80,372
   Other, net                                                 920                      (3,898)                              (2,978)
                                                       ----------     ---------    ----------          ----------      -----------
        Net cash provided by (used in)
          operating activities                            741,305       (46,334)       (8,973)                             685,998
                                                       ----------     ---------    ----------          ----------      -----------

Cash flows from investing activities:
  Purchase of property, plant, equipment, net            (177,765)      (28,489)     (197,752)                            (404,006)
  Increase in deferred turnarounds, charges, and
     other assets, net                                    (64,003)      (42,491)       (2,823)                            (109,317)
  Acquisition of 76 Products, net of cash acquired
     and assets sold                                   (1,116,460)                                                      (1,116,460)
  Intercompany transfers                                  (30,504)      105,054       (74,550)
  Intercompany dividend                                  (309,766)       (3,819)      313,584
  Net change in marketable securities,
     deposits, and other                                    7,722          (331)       (9,818)                              (2,427)
                                                       ----------     ---------    ----------          ----------      -----------
       Net cash provided by (used in) investing
           activities                                  (1,690,775)       29,924        28,641                          (1,632,210)
                                                       ----------     ---------    ----------          ----------      -----------
Cash flows from financing activities:
  Proceeds from note, bond, and debenture offerings       600,000                                                          600,000
  Proceeds from common stock offering, net                697,396                                                          697,396
  Net borrowings under revolving credit facilities        166,000                                                          166,000
  Payments under long-term debt agreements               (100,000)                    (13,699)                            (113,699)
  Payments under Circle K pre-acquisition debt                                        (23,807)                             (23,807)
  Repurchase of Unocal shares                            (393,708)                                                        (393,708)
  Dividends paid on common stock                          (35,918)                                                         (35,918)
  Other, net                                               (9,988)                                                          (9,988)
                                                       ----------     ---------    ----------          ----------      -----------
       Net cash provided by (used in)
          financing activities                            923,782                     (37,506)                             886,276
                                                       ----------     ---------    ----------          ----------      -----------

Net (decrease) increase in cash and cash equivalents      (25,688)      (16,410)      (17,838)                             (59,936)
Cash and cash equivalents at beginning of year             31,383        16,410        46,625                               94,418
                                                       ----------     ---------    ----------          ----------      -----------
Cash and cash equivalents at end of year                   $5,695     $-              $28,787          $-                  $34,482
                                                       ==========    ==========    ==========         ===========       ==========

(a) Inventories are valued at the lower of cost or market value, which is measured on a consolidated basis.

(b) The condensed consolidating statement of income reflects a partial allocation of corporate selling, general, and administrative expenses to Bayway and the Nonguarranteeing Subsidiaries. Tosco may revise its allocation method in the future.

                       TOSCO CORPORATION AND SUBSIDIARIES
           EXHIBIT 99 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                             (Thousands of Dollars)

                                                        Tosco         Bayway       Nonguaranteeing
                                                       (Issuer)     (Guarantor)      Subsidiaries      Eliminations    Consolidated
 BALANCE SHEET - DECEMBER 31, 1996
Assets:
   Cash and cash equivalents                              $31,383    $   16,410    $     46,625          $-              $  94,418
   Marketable securities and deposits                       4,198         8,348          22,692                             35,238
   Other current assets (a)                               268,970       310,878         334,068             (1,077)        912,839
        Total current assets                              304,551       335,636         403,385             (1,077)      1,042,495
   Other assets                                           851,960       257,788       1,406,948             (4,366)     2,512,330
   Investment in Bayway and other subsidiaries          1,109,906                                       (1,109,906)           -
                                                       ----------     ---------     ----------          ----------      -----------
   Total assets                                        $2,266,417      $593,424      $1,810,333        $(1,115,349)    $3,554,825
                                                       ==========     ==========    ==========         ===========      ==========

Liabilities and Shareholders' Equity:
   Current liabilities                                   $291,561      $415,648        $325,297        $-              $1,032,506
   Revolving credit facility and long-term debt           714,953                       111,879                           826,832
   Other liabilities                                      121,203           324         209,080             (5,443)       325,164
   Intercompany liabilities (assets)                     (231,623)     (126,022)        357,645                               -
   Trust Preferred Securities                             300,000                                                         300,000
   Total shareholders' equity                           1,070,323       303,474         806,432         (1,109,906)     1,070,323
                                                      -----------     ---------      ----------         ----------      ---------
   Total liabilities and shareholders' equity          $2,266,417      $593,424      $1,810,333        $(1,115,349)    $3,554,825
                                                       ==========     =========      ==========        ===========      =========

STATEMENT OF INCOME - YEAR ENDED DECEMBER 31, 1996
Sales                                                  $3,689,395    $4,185,271      $2,047,945        $-              $9,922,611
Cost of sales                                           3,426,998     4,009,999       1,932,357              1,864      9,371,218
Selling, general, and administrative expenses (b)          98,953        39,857          65,909             (1,864)       202,855
Consolidation accrual                                      13,500                                                          13,500
Interest expense, net                                      36,702        18,176          32,311                            87,189
                                                       ----------    ----------      ----------         -----------     ---------
Income before income taxes and distributions on
     Trust Preferred Securities                           113,242       117,239          17,368                           247,849
Income taxes                                               44,814        46,309           9,976                           101,099
Distributions on Trust Preferred Securities, net of
          income tax benefit                                  464                                                             464
                                                       ----------    ----------      ----------         -----------     ---------
Net income                                                $67,964       $70,930          $7,392         $-               $146,286
                                                       ==========     ==========    ==========         ===========      ==========

STATEMENT OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1996
Cash flows from operating activities:
   Net income                                             $67,964       $70,930          $7,392         $-               $146,286
   Depreciation, amortization, and deferred
          income taxes                                    122,209        25,954          69,213                           217,376
   Changes in operating assets and liabilities, net       (49,886)      255,334        (102,028)                          103,420
   Other, net                                                 410                         3,207                             3,617
                                                       ----------    ----------      ----------         -----------     ---------
        Net cash provided by (used in)
          operating activities                            140,697       352,218        (22,216)                           470,699
                                                       ----------    ----------      ----------         -----------     ---------

Cash flows from investing activities:
  Purchase of property, plant, equipment, net            (95,213)       (28,329)       (70,149)                          (193,691)
  Increase in deferred turnarounds, charges, and
     other assets, net                                   (33,776)        (9,633)        11,000                            (32,409)
  Acquisition of Circle K and BP, net of cash acquired  (431,096)                      (45,428)                          (476,524)
  Intercompany transfers                                  (5,537)      (255,613)       261,150
  Intercompany dividend                                                   2,915         (2,915)
  Net change in marketable securities, deposits,
           and other                                     (10,802)        (8,348)         4,452                            (14,698)
                                                       ----------    ----------      ----------         -----------     ---------
       Net cash provided by (used in)
          investing activities                          (576,424)      (299,008)       158,110                           (717,322)
                                                       ----------    ----------      ----------         -----------     ---------

Cash flows from financing activities:
  Proceeds from bond offering                            240,000                                                          240,000
  Proceeds from Trust Preferred Securities offering      300,000                                                          300,000
  Net borrowings (repayments) under short-term
           bank borrowings                                                                                                  -
    and revolving credit facilities                      (20,000)       (45,000)                                          (65,000)
  Payments under long-term debt agreements                                              (8,157)                            (8,157)
  Payment of preacquisition Circle K debt                                             (102,504)                          (102,504)
  Dividends paid on common stock                         (27,356)                                                         (27,356)
  Other, net                                              (3,256)                      (11,834)                           (15,090)
                                                       ----------    ----------      ----------         -----------     ---------
       Net cash provided by (used in) financing
          activities                                     489,388        (45,000)      (122,495)                           321,893
                                                       ----------    ----------      ----------         -----------     ---------

Net increase in cash and cash equivalents                 53,661          8,210         13,399                             75,270
Cash and cash equivalents at beginning of year            10,188          8,200            760                             19,148
Circle K acquired cash                                   (32,466)                       32,466                                -
                                                       ----------    ----------      ----------         -----------     ---------
Cash and cash equivalents at end of year                 $31,383        $16,410        $46,625           $-               $94,418
                                                       ==========     ==========    ==========         ===========      ==========

(a) Inventories are valued at the lower of cost or market value, which is measured on a consolidated basis.
(b) The condensed consolidating statement of income reflects a partial allocation of corporate selling, general, and administrative expenses to Bayway and the Nonguarranteeing Subsidiaries. Tosco may revise its allocation method in the future.

                       TOSCO CORPORATION AND SUBSIDIARIES
           EXHIBIT 99 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                             (Thousands of Dollars)

                                                        Tosco         Bayway       Nonguaranteeing
                                                       (Issuer)     (Guarantor)      Subsidiaries      Eliminations    Consolidated
 STATEMENT OF INCOME - YEAR ENDED DECEMBER 31, 1995
 Sales                                                 $3,220,625    $3,487,844    $652,179              $(76,597)      $7,284,051
 Cost of sales                                          3,047,242     3,374,421     652,088               (74,450)       6,999,301
 Consolidation accrual                                      5,200                                                            5,200
 Selling, general, and administrative expenses (a)         72,790        28,000      (2,785)               (2,147)          95,858
 Interest expense, net                                     35,662        21,709      (1,118)                                56,253
                                                       ----------    ----------    ---------             ---------     -----------
 Income before income taxes                                59,731        63,714       3,994                                127,439
 Income taxes                                              23,637        25,166       1,578                                 50,381
                                                       ----------    ----------    ---------             ---------     -----------
 Net income                                               $36,094       $38,548      $2,416              $-                $77,058
                                                       ==========    ==========    =========             =========     ===========


 STATEMENT OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1995
 Cash flows from operating activities:
      Net income                                          $36,094       $38,548      $2,416             $-                 $77,058
      Depreciation, amortization, and deferred
           income taxes                                   118,843        27,265       2,446                                148,554
      Changes in working capital, net                     108,873       120,369     (48,850)                               180,392
      Other, net                                              359           648         130                                  1,137
                                                       ----------    ----------    ---------             ---------     -----------
          Net cash provided by (used in)
              operating activities                        264,169       186,830     (43,858)                               407,141
                                                       ----------    ----------    ---------             ---------     -----------

 Cash flows from investing activities:
      Purchase of property, plant, equipment, net        (138,877)      (25,028)    (38,781)                              (202,686)
      Increase in deferred turnarounds, charges,
           and other assets, net                          (96,657)       (2,182)                                           (98,839)
      Intercompany transfers and dividends                (68,274)      (19,120)     87,394
      Transfers to discontinued operations                 (1,270)                                                          (1,270)
      Net change in short-term investments and deposits      (511)        8,167      (5,952)                                 1,704
                                                       ----------    ----------    ---------             ---------     -----------
          Net cash provided by (used in)
             investing activities                        (305,589)      (38,163)     42,661                               (301,091)
                                                       ----------    ----------    ---------             ---------     -----------

 Cash flows from financing activities:
      Proceeds from bond offering                         125,000                                                          125,000
      Net borrowings (repayments) under short-term
       bank borrowings and revolving credit facility      (49,500)     (160,000)                                          (209,500)
      Dividends paid on common stock                      (23,719)                                                         (23,719)
      Other, net                                           (1,705)                     (771)                                (2,476)
                                                       ----------    ----------    ---------             ---------     -----------
           Net cash provided by (used in)
                financing activities                       50,076      (160,000)       (771)                              (110,695)
                                                       ----------    ----------    ---------             ---------     -----------

 Net increase (decrease) in cash and cash equivalents       8,656       (11,333)     (1,968)                                (4,645)
 Cash and cash equivalents at beginning of year             1,532        19,533       2,728                                 23,793
                                                       ----------    ----------    ---------             ---------     -----------
 Cash and cash equivalents at end of year                 $10,188        $8,200        $760              $-                $19,148
                                                       ==========    ==========    =========             =========     ===========

(a) The condensed consolidating statement of income does not reflect an allocation of a portion of aggregate corporate selling, general, and administrative expense of $18,871,000 to Bayway and the Nonguaranteeing
       Subsidiaries. Tosco may allocate such costs in the future.