Form 10-Q
period 1998-03-31
TOSCO CORP
filed 1998-05-14
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from___________________to_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  [x] Yes  ____No

 Registrant's Common Stock outstanding at April 30, 1998 was 156,340,898 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                                                       PAGE(S)

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

              Consolidated Balance Sheets as of March 31, 1998 and
              December 31, 1997                                            2

              Consolidated Statements of Income for the three month
              periods ended March 31, 1998 and 1997                        3

              Consolidated Statements of Cash Flows for the three month
              periods ended March 31, 1998 and 1997                        4

         Notes to Consolidated Financial Statements                      5 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      7 - 11

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:                                12

              Exhibit 11 - Computation of Earnings per Share for the
              three month periods ended March 31, 1998 and 1997           13

              Exhibit 12 - Ratio of Earnings to Fixed Charges for the
              three month periods ended March 31, 1998 and 1997           14

Signatures                                                                15

                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Par Value)

                                                             March 31,             December 31,
                                                               1998                    1997
                                                            (Unaudited)
 ASSETS
 Current assets:
     Cash and cash equivalents                                 $37,618               $34,482
     Marketable securities and deposits                         49,999                43,687
     Trade accounts receivable, less allowance
       for uncollectibles of $19,225 (1998) and
       $19,018 (1997)                                          215,058               315,123
     Inventories                                             1,323,651             1,253,692
     Prepaid expenses and other current assets                 100,694               107,632
     Deferred income taxes                                      57,646                57,646
                                                             ---------             ---------
         Total current assets                                1,784,666             1,812,262

 Property, plant, and equipment, net                         3,205,405             3,170,955
 Deferred turnarounds, net                                     120,488               123,330
 Intangible assets (primarily tradenames), less
   accumulated amortization of $40,139 (1998)
   and $34,546 (1997)                                          691,932               699,559
 Other deferred charges and assets                             156,183               168,746
                                                            ----------             ----------
                                                            $5,958,674            $5,974,852
                                                            ==========            ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable, accrued expenses, and other
       liabilities                                          $1,348,033            $1,540,867
     Current maturities of long-term debt                        2,650                11,908
                                                            ----------            -----------
         Total current liabilities                           1,350,683             1,552,775

 Revolving credit facility                                     371,000               166,000
 Long-term debt                                              1,360,297             1,415,257
 Accrued environmental costs                                   261,204               252,964
 Deferred income taxes                                         137,288               140,435
 Other liabilities                                             201,498               203,366
                                                            ----------             -----------
         Total liabilities                                   3,681,970             3,730,797
                                                            ----------             ---------

 Company-obligated, mandatorily redeemable, convertible
    preferred securities of Tosco Financing Trust, holding
    solely 5.75% convertible junior subordinated debentures
    of Tosco Corporation (Trust Preferred Securities)          300,000               300,000
                                                            ----------             ---------
 Shareholders' equity:
     Common stock, $.75 par value, 250,000,000 shares
       authorized, 177,781,330 (1998) and 177,706,038
      (1997) shares issued                                     133,564               133,507
     Additional paid-in capital                              2,029,540             2,028,985
     Retained earnings                                         286,512               254,351
     Treasury stock, at cost                                  (472,912)             (472,788)
                                                             ----------            ----------
         Total shareholders' equity                          1,976,704             1,944,055
                                                            ----------            ----------
                                                            $5,958,674            $5,974,852
                                                            ==========            ==========

The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars, Except Per Share Data)


                                                                   Three Months Ended March 31,
                                                                        1998            1997
Sales                                                                $3,047,055      $2,410,273

Cost of sales                                                         2,860,855       2,324,485
Selling, general, and administrative expenses                            74,847          51,909
Interest expense                                                         37,450          24,143
Interest income                                                          (1,420)           (769)
                                                                     -----------     -----------
Income before income taxes and distributions on
  Trust Preferred Securities                                             75,323          10,505

Income taxes                                                             31,259           4,420
                                                                     -----------      ----------

Income before distributions on Trust Preferred Securities                44,064           6,085

Distributions on Trust Preferred Securities, net of
  income tax benefit of $1,790 (1998 and 1997)                            2,523           2,522
                                                                     -----------       ---------
Net income                                                           $   41,541        $  3,563
                                                                     ===========       ========
Basic earnings per share                                             $     0.27        $   0.03
                                                                     ===========       ========
Diluted earnings per share                                           $     0.26        $   0.03
                                                                     ===========       ========
Dividends per share                                                  $     0.06        $   0.06
                                                                     ===========       ========

Weighted average common and common equivalent shares
  used for computation of basic earnings per share                  156,325,535      131,175,830
Assumed conversion of dilutive stock options                          4,601,636        4,514,952
Assumed conversion of Trust Preferred Securities (a)                  9,113,940
                                                                    -----------      -----------
Weighted average common and common equivalent shares
  used for computation of diluted earnings per share                170,041,111      135,690,782
                                                                    ===========      ===========

(a) Conversion of the Trust Preferred Securities is not assumed in 1997 due to the anti-dilutive impact of the assumed conversion.

The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                         Three Months Ended March 31,
                                                                              1998            1997
Cash flows from operating activities:
Net income                                                                  $  41,541      $   3,563
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                75,970         55,928
  Changes in operating assets and liabilities, net                           (152,565)      (122,274)
  Other, net                                                                    1,518         (1,147)
                                                                            ---------      ----------

    Net cash used in operating activities                                     (33,536)       (63,930)
                                                                            ----------      ---------
Cash flows from investing activities:
Purchase of property, plant, and equipment, net                               (65,263)        (72,174)
Net increase in deferred turnarounds, deferred charges, and other assets      (13,356)        (55,191)
Unocal escrow deposit                                                                         (600,000)
Net change in marketable securities and deposits                               (6,312)         (2,584)
Acquisition of 76 Products assets                                                              (4,382)
Other, net                                                                      1,857          (2,376)
                                                                             ---------       ----------
    Net cash used in investing activities                                     (83,074)       (736,707)
                                                                             ---------       ----------
Cash flows from financing activities:
Proceeds from note and debenture offering                                                      600,000
Net borrowings under revolving credit facility                                205,000          276,000
Payments under long-term debt agreements                                      (11,988)        (102,939)
Early payoff of real estate installment purchase note                         (64,622)
Dividends paid on common stock                                                 (9,380)          (7,842)
Other, net                                                                        736           (6,296)
                                                                              --------        ---------
    Net cash provided by financing activities                                 119,746          758,923
                                                                              --------        ---------
Net increase (decrease) in cash and cash equivalents                            3,136          (41,714)
Cash and cash equivalents at beginning of period                               34,482           94,418
                                                                              --------        ---------

Cash and cash equivalents at end of period                                    $37,618          $52,704
                                                                              ========         =========

The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                         (ALL INFORMATION IS UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated financial statements of Tosco Corporation and subsidiaries ("Tosco" or the "Company") reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows. Such financial statements are presented in accordance with disclosure requirements established by the Securities and Exchange Commission for Form 10-Q. These unaudited, interim, consolidated financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

2.   ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (net income plus all other non-owner changes in equity). SOP No 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of these accounting pronouncements did not have a material impact on the Company's financial statements for the three month period ended March 31, 1998.

3.   INVENTORIES


                                                                              MARCH 31,        DECEMBER 31,
     (THOUSANDS OF DOLLARS)                                                     1998               1997
                                                                           -------------        ---------
     Refineries (LIFO):
         Raw  materials                                                  $     575,192    $      468,515
         Intermediates                                                         205,092           181,414
         Finished products                                                     392,085           440,525
     Retail (FIFO):
         Merchandise                                                           117,201           121,082
         Gasoline and diesel                                                    32,543            39,901
         Other                                                                   1,538             2,255
                                                                         -------------    --------------
                                                                         $   1,323,651    $    1,253,692
                                                                         =============    ==============

Inventories accounted for under the LIFO method at March 31, 1998 and December 31, 1997, are reduced by a $53,000,000 non-cash inventory valuation reserve recorded in December 1997. At March 31, 1998, the adjusted carrying value of LIFO inventories exceeded replacement cost. Management believes the decline in replacement cost of inventories is temporary.

4.   REVOLVING CREDIT FACILITY

                                                                            MARCH 31,         DECEMBER 31,
     (THOUSANDS OF DOLLARS)                                                   1998               1997
                                                                         -------------         ---------
     Cash borrowings outstanding                                         $     371,000    $      166,000
     Letters of credit                                                          36,271            57,241
                                                                         -------------    --------------
     Total utilization                                                         407,271           223,241
     Availability                                                              592,729           776,759
                                                                         -------------    --------------
                                                                         $   1,000,000    $    1,000,000
                                                                         =============    ==============


5.   LONG-TERM DEBT

During January 1998, Tosco completed the purchase of approximately 200 convenience stores by paying off the outstanding balance on a real estate installment purchase note for $64,622,000, including the settlement of contingent payments.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     THREE MONTHS ENDED MARCH 31,
     (THOUSANDS OF DOLLARS)                                                                1998             1997
                                                                                      -------------    ---------
     Cash paid during the period for:
         Interest, net of amounts capitalized                                        $    48,277       $  23,862
         Income taxes, net of refunds received                                             4,478           5,386

     Detail of acquisitions:
         Fair value of assets acquired                                                               $ 1,964,924
         Liabilities assumed                                                                            (265,693)
         Common Stock issued                                                                            (396,880)
                                                                                                   --------------
         Net cash paid for acquisitions                                                                1,302,351
         Cash acquired in acquisitions                                                                       711
                                                                                                   --------------
         Cash paid for acquisitions                                                                 $  1,303,062
                                                                                                   ==============

7.   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") during June 1997 and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") during February 1998. SFAS No. 131 establishes disclosure standards regarding information about operating segments. SFAS No. 132 changes the disclosure requirements for pension and other postretirement benefits, but does not change any existing measurement or recognition provisions. The Company will comply with the expanded disclosure requirements of SFAS No. 131 and SFAS No. 132 with its 1998 annual financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended March 31, 1998 should be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1993 through 1997. This Management's Discussion and Analysis updates that data.

Tosco completed its acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "76 Products Acquisition") on March 31, 1997. The assets acquired are comprised of two petroleum refining systems, a retail gasoline system consisting of 76-branded gasoline service stations, a distribution system comprised of company-owned oil storage terminals, rights with respect to crude oil and product pipelines, the world-wide rights to the "76" and "Union" brands, and Unocal's lubricants manufacturing, distribution, and marketing business.

RESULTS OF OPERATIONS

                                                                                      THREE MONTHS ENDED MARCH 31,
(THOUSANDS OF DOLLARS)                                                                1998                  1997
                                                                                  -------------        ---------
Sales                                                                           $   3,047,055        $    2,410,273
Cost of sales                                                                       2,860,855             2,324,485
Selling, general, and administrative expenses                                          74,847                51,909
Interest expense, net                                                                  36,030                23,374
                                                                                -------------        --------------
Income before income taxes and distributions on Trust Preferred
Securities                                                                             75,323                10,505
Income taxes                                                                           31,259                 4,420
                                                                                -------------        --------------
Income before distributions on Trust Preferred Securities                              44,064                 6,085
Distributions on Trust Preferred Securities, net of income tax benefit                  2,523                 2,522
                                                                                -------------         -------------
Net income                                                                      $      41,541        $        3,563
                                                                                =============        ==============

Earnings per share (a)                                                          $        0.26        $         0.03
                                                                                =============        ==============

(a) Earnings per share in this document are expressed on a diluted basis.

REFINING DATA SUMMARY (A)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                    1998                  1997
                                                                                -------------        ---------
Average charge barrels input per day (b):
     Crude oil                                                                        857,800               383,200
     Other feed and blending stocks                                                    91,300                48,100
                                                                                -------------        --------------
                                                                                      949,100               431,300
                                                                                =============        ==============

Average barrels of petroleum products produced per day (b):
     Clean products (c)                                                               784,900               339,300
     Other finished products                                                          166,600                91,100
                                                                                -------------        --------------
                                                                                      951,500               430,400
                                                                                =============        ==============

Operating margin per charge barrel (d)                                          $        4.43        $         5.03
                                                                                =============        ==============

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

(d) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels. Operating contribution for 1997 includes insurance recoveries related to the unscheduled shutdowns of the Bayway Refinery cat cracker and the Avon Refinery hydrocracker.

RETAIL DATA SUMMARY (A)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                        1998                  1997
                                                                                     -------------        ---------
Volume of fuel sold (thousands of gallons)                                          1,068,638               625,945
Blended fuel margin (cents per gallon) (b)                                               11.1                   8.3
Number of gasoline stations at period end                                               4,656                 3,180

Merchandise sales (thousands of dollars)                                           $  475,857             $ 462,596
Merchandise margin (percentage of sales)                                                29.2%                 29.7%
Number of merchandise stores at period end                                              2,291                 2,390

Other retail gross profit (thousands of dollars)                                   $   29,407             $  19,632

(a) The Retail Data Summary includes the operations of the 76 Products gasoline service stations subsequent to March 31, 1997 (date acquired).

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

1998 FIRST QUARTER COMPARED TO 1997 FIRST QUARTER

Tosco earned net income of $41.5 million ($0.26 per share) on sales of $3.0 billion during the first quarter of 1998, compared to earnings of $3.6 million ($0.03 per share) on sales of $2.4 billion in the corresponding period of 1997. The increase in sales is attributable to higher refinery production and retail fuel volumes resulting from the 76 Products Acquisition (on March 31, 1997) and the reopening of the Trainer Refinery (on May 8, 1997), which more than offset a reduction in refinery product and retail fuel prices.

Tosco generated an operating contribution (sales less cost of sales) of $186.2 million for the first quarter of 1998 compared to $85.8 million in the corresponding period in 1997. The improvement was attributable to refining ($63.5 million) and retail ($36.9 million) operations.

Refining operating contribution was $112.8 million for the 1998 first quarter compared to $49.3 million in the 1997 first quarter. This increase was due to higher production volumes resulting from the 76 Products Acquisition and the reopening of the Trainer Refinery. Production volumes for the first quarter of 1997 were reduced by scheduled and unscheduled shutdowns at certain refinery units. The favorable production results were reduced by lower operating margins due to weak product demand for East Coast heating oil and West Coast gasoline. Refining operating contribution for the 1997 first quarter includes insurance recovery accruals related to the unscheduled shutdowns of the Bayway Refinery cat cracker and the Avon Refinery hydrocracker.

Retail operating contribution was $73.4 million for the quarter ended March 31, 1998 compared to $36.5 million in the comparable period in 1997. The 1998 increase was due to increased fuel volumes from the 76 Products assets and higher blended fuel margins for the company.

Selling, general, and administrative expenses for the quarter ended March 31, 1998 increased by $22.9 million compared to the corresponding period in 1997 primarily due to the 76 Products Acquisition and higher incentive compensation costs.

Net interest expense for the quarter ended March 31, 1998 increased by $12.7 million compared to the 1997 period. This increase is primarily due to higher debt levels incurred to finance Tosco's expanded operations.

OUTLOOK

Results of operations are primarily determined by the operating efficiency of the refineries, and refining and retail fuel margins. Normal levels of maintenance are scheduled for the remainder of 1998 and Tosco expects, given reasonable margins, to operate its refineries at high levels during 1998. Refining margins at the beginning of the 1998 second quarter have improved over the weak first quarter due to stronger demand for gasoline. However, retail margins continue to be poor. Tosco is not able to predict the level of refinery and retail fuel operating margins for the balance of 1998 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs without compromising safety, reliability, or environmental compliance.

In February 1998, Tosco entered into a long-term contract with Occidental Petroleum Company ("Occidental") to buy a substantial portion of Occidental's crude oil production from the Elk Hills oil and gas field in California at market-related pricing. Tosco plans to build a 14 mile pipeline from the Elk Hills field to existing lines that serve the San Francisco Area Refinery System. This domestic supply of light crude oil should reduce the need for Tosco to purchase waterborne crude oil.

CASH FLOWS

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents increased by $3.1 million during the first quarter of 1998 as cash provided by financing activities of $119.7 million exceeded cash used in operating and investing activities of $33.5 million and $83.1 million, respectively.

Net cash used in operating activities of $33.5 million was from cash earnings (net income plus depreciation and amortization) of $117.5 million and $1.5 million from other uses, net of an increase in net operating assets and liabilities of $152.5 million.

Net cash used in investing activities totaled $83.1 million due to capital additions ($65.3 million), spending for turnarounds, deferred charges, and other assets ($13.4 million), and other items ($4.4 million).

Net cash provided by financing activities totaled $119.7 million as net borrowings under the Revolving Credit Facility of $205.0 million and other items of $0.7 million exceeded scheduled and early principal payments on long-term debt of $76.6 million and dividend payments of $9.4 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, liquidity (cash and cash equivalents, marketable securities and deposits, and unused credit facilities) totaled $680.3 million, a $174.6 million decrease from the December 31, 1997 balance of $854.9 million. Cash and cash equivalents increased by $3.1 million, marketable securities and deposits increased by $6.3 million, and unused credit facilities decreased by $184.0 million.

At March 31, 1998, total shareholders' equity was $2.0 billion, a $32.6 million increase from the December 31, 1997 balance. This increase was due to net income of $41.5 million and other items of $0.5 million less Common Stock dividends of $9.4 million. Debt (short-term bank borrowings, current and non-current maturities of long-term debt, and revolving credit facilities) increased by $140.8 million during the three month period ended March 31, 1998 to $1.7 billion due to Tosco's borrowings under the Revolving Credit Facility, net of early and scheduled principal payments under long-term debt agreements.

The ratio of long-term debt (revolving credit facilities and non-current portion of long-term debt) to total capitalization (revolving credit facilities, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) increased from 41% at December 31, 1997 to 43% at March 31, 1998.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. On May 30, 1997, Tosco issued 25.3 million shares of Common Stock pursuant to this shelf registration statement for gross proceeds of $721.1 million. At March 31, 1998, Tosco had available for issue $778.9 million of securities pursuant to this shelf registration statement.

The Revolving Credit Facilities, as well as funds potentially available from the issuance of securities, provide Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months.

CAPITAL EXPENDITURES

Tosco spent $65.2 million on budgeted capital projects during the first quarter of 1998, primarily at its retail sites (enhancing existing sites and upgrading underground storage tanks) and at the San Francisco Area Refinery System. Refinery capital spending programs were primarily for the completion of projects related to compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects.

IMPACT OF THE YEAR 2000 ISSUE

Tosco recognizes the need to ensure that its computer operations and operating systems will not be adversely affected by the Year 2000 Issue and is cognizant of the time-sensitive nature of the problem. Since 1996, Tosco has been proactively upgrading and replacing its business systems while integrating the Circle K and 76 Products acquisitions. Tosco has assessed how its critical business systems may be affected by the Year 2000 Issue and has formulated and is implementing plans to address the known Year 2000 Issues. These plans, as they relate to business systems, involve a combination of additional software upgrades, replacements, and modifications. Tosco believes the cost of Year 2000 compliance for its business systems will not have a material adverse effect on Tosco's future operating results or financial position. Tosco is currently assessing the impact of the Year 2000 Issue on its field systems and software suppliers. Accordingly, Tosco is unable to estimate the costs related to these Year 2000 Issues. However, Tosco does not believe its Year 2000 costs related to its field systems and software suppliers will have a material adverse effect on Tosco's future operating results or financial position.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") during June 1997 and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") during February 1998. SFAS No. 131 establishes disclosure standards regarding information about operating segments. SFAS No. 132 changes the disclosure requirements for pension and other postretirement benefits but does not change any existing measurement or recognition provisions. The Company will comply with the expanded disclosure requirements of SFAS No. 131 and SFAS No. 132 with its 1998 annual financial statements.

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

         11 - Computation of Earnings Per Share (see page 13)

         12 - Ratio of Earnings to Fixed Charges (see page 14)

         27 - Financial Data Schedule