Form 10-Q
period 1998-06-30
TOSCO CORP
filed 1998-08-14
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________to______________

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

 Registrant's Common Stock outstanding at July 31, 1998 was 156,362,669 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                                                       PAGE(S)

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Consolidated Balance Sheets as of June 30, 1998 and
              December 31, 1997                                           2

            Consolidated Statements of Income for the three and six
              month periods ended June 30, 1998 and 1997                  3

            Consolidated Statements of Cash Flows for the six  month
              periods ended June 30, 1998 and 1997                        4

          Notes to Consolidated Financial Statements                    5 - 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   7 - 11

PART II       OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders               12

Item 6.   Exhibits and Reports on Form 8-K:                               13

            Exhibit 11 - Computation of Earnings per Share for the
              three and six month periods ended June 30, 1998 and 1997    14

            Exhibit 12 - Ratio of Earnings to Fixed Charges for the
              three and six month periods ended June 30, 1998 and 1997    15

Signatures                                                                16


                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Thousands of Dollars, Except Par Value)

                                                                 June 30,              December 31,
                                                                   1998                    1997
                                                                ----------            ------------
 ASSETS
 Current assets:
     Cash and cash equivalents                                    $ 38,961               $  34,482
     Marketable securities and deposits                             53,426                  43,687
     Trade accounts receivable, less allowance for
       uncollectibles of $19,049 (1998) and $19,018 (1997)         264,183                 315,123
     Inventories                                                 1,308,956               1,253,692
     Prepaid expenses and other current assets                      86,501                 107,632
     Deferred income taxes                                          57,646                  57,646
                                                                 -----------            ------------
         Total current assets                                    1,809,673               1,812,262

 Property, plant, and equipment, net                             3,258,098               3,170,955
 Deferred turnarounds, net                                         121,887                 123,330
 Intangible assets (primarily tradenames), less
   accumulated amortization of $45,717 (1998)
   and $34,546 (1997)                                              688,333                 699,559
 Other deferred charges and assets                                 154,616                 168,746
                                                               ------------             -------------
                                                                $6,032,607              $5,974,852
                                                               ============             =============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable, accrued expenses, and other liabilities     $1,411,272              $1,540,867
  Current maturities of long-term debt                               2,557                  11,908
                                                               ------------             -------------
         Total current liabilities                               1,413,829               1,552,775

 Revolving credit facility                                         309,000                 166,000
 Long-term debt                                                  1,359,773               1,415,257
 Accrued environmental costs                                       257,593                 252,964
 Deferred income taxes                                             137,288                 140,435
 Other liabilities                                                 187,498                 203,366
                                                               -------------            ------------
         Total liabilities                                       3,664,981               3,730,797
                                                               -------------            ------------
 Company-obligated, mandatorily redeemable, convertible
   preferred securities of Tosco
   Financing Trust, holding solely 5.75% convertible
   junior subordinated debentures of
   Tosco Corporation (Trust Preferred Securities)                  300,000                 300,000
                                                              -------------             -------------
 Shareholders' equity:
   Common stock, $.75 par value, 250,000,000 shares
     authorized, 177,800,107 (1998) and
     177,706,038 (1997) shares issued                              133,579                 133,507
     Additional paid-in capital                                  2,029,709               2,028,985
     Retained earnings                                             377,420                 254,351
     Treasury stock, at cost                                      (473,082)               (472,788)
                                                               -------------            -------------
         Total shareholders' equity                              2,067,626               1,944,055
                                                               -------------            -------------
                                                                $6,032,607              $5,974,852
                                                               =============            =============

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars, Except Per Share Data)


                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                               1998            1997             1998            1997
                                                            ------------     ----------        -----------    -----------
 Sales                                                       $ 3,168,389      $ 3,196,431      $ 6,215,444    $ 5,606,704

 Cost of sales                                                 2,882,523        2,948,053        5,743,378      5,272,538
 Selling, general, and administrative expenses                    77,624           85,019          152,471        136,928
 Interest expense                                                 33,472           45,801           70,922         69,944
 Interest income                                                  (1,002)          (1,372)          (2,422)        (2,141)
                                                            --------------    -------------    -------------- --------------
 Income before income taxes and distributions on Trust
   Preferred Securities                                          175,772          118,930          251,095        129,435

 Income taxes                                                     72,945           49,295          104,204         53,715
                                                            --------------    -------------    -------------- --------------
 Income before distributions on Trust Preferred Securities       102,827           69,635          146,891         75,720

 Distributions on Trust Preferred Securities, net of income tax benefit of $1,789 (three month periods) and $3,579 (six
    month periods)                                                 2,523            2,523            5,046          5,046
                                                            --------------    -------------    -------------- --------------
 Net income                                                     $100,304          $67,112         $141,845        $70,674
                                                            ==============    =============    ============== ==============

 Basic earnings per share                                          $0.64            $0.44            $0.91          $0.50
                                                            ==============    =============    ============== ==============
 Diluted earnings per share                                        $0.61            $0.42            $0.86          $0.49
                                                            ==============    =============    ============== ==============
 Dividends per share                                               $0.06            $0.06            $0.06          $0.06
                                                            ==============    =============    ============== ==============


 Weighted average common and common equivalent shares
   used for computation of  basic earnings per share         156,348,509      152,491,892      156,337,022    141,833,861
 Assumed conversion of dilutive stock options                  4,402,193        4,393,690        4,482,601      4,323,624
 Assumed conversion of Trust Preferred Securities              9,113,940        9,113,940        9,113,940      9,113,940
                                                            --------------    -------------    -------------- --------------
 Weighted average common and common equivalent shares
   used for computation of diluted earnings per share        169,864,642      165,999,522      169,933,563    155,271,425
                                                            ==============    =============    ============== ==============


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                Six Months Ended June 30,
                                                                                 1998                1997
                                                                               ------------       ----------
 Cash flows from operating activities:
 Net income                                                                       $141,845         $70,674
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                   157,689         137,481
   Changes in operating assets and liabilities, net                               (131,175)       (116,881)
   Other, net                                                                       5,963           (2,141)
                                                                                -------------   ------------
       Net cash provided by operating activities                                  174,322           89,133
                                                                                -------------   ------------
 Cash flows from investing activities:
 Net change in marketable securities and deposits                                  (9,739)           2,905
 Purchase of property, plant, and equipment, net                                 (184,719)        (183,896)
 Net increase in deferred turnarounds, deferred charges, and other assets         (32,308)        (110,690)
 Acquisition of 76 Products assets                                                    -         (1,138,464)
 Other, net                                                                         9,262              -
                                                                                -------------   ------------
       Net cash used in investing activities                                     (217,504)      (1,430,145)
                                                                                -------------   ------------
 Cash flows from financing activities:
 Net borrowings under revolving credit facility                                   143,000          515,000
 Proceeds from note and debenture offering                                            -            600,000
 Payments under long-term debt agreements                                         (12,724)        (106,898)
 Early payoff of real estate installment purchase note                            (64,622)             -
 Proceeds from common stock offering, net                                             -            697,395
 Repurchase of Unocal Shares                                                          -           (393,708)
 Dividends paid on common stock                                                   (18,776)         (17,178)
 Other, net                                                                           783           (7,537)
                                                                                -------------   ------------
       Net cash provided by financing activities                                   47,661        1,287,074
                                                                                -------------   ------------
 Net increase (decrease) in cash and cash equivalents                               4,479          (53,938)
 Cash and cash equivalents at beginning of period                                  34,482           94,418
                                                                                -------------   ------------
 Cash and cash equivalents at end of period                                     $  38,961          $40,480
                                                                                =============   ============

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                         (ALL INFORMATION IS UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated financial statements of Tosco Corporation and subsidiaries ("Tosco" or the "Company") reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows. Such financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited, interim, consolidated financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

2.   ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (net income plus all other non-owner changes in equity). SOP No 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of these accounting pronouncements did not have a material impact on the Company's financial statements for the three and six month periods ended June 30, 1998.


3.   INVENTORIES

                                               JUNE 30,       DECEMBER 31,
     (THOUSANDS OF DOLLARS)                     1998             1997
                                            -------------     -------------
     Refineries (LIFO):
       Raw  materials                       $  468,463        $ 468,515
       Intermediates                           268,594          181,414
       Finished products                       411,913          440,525
     Retail (FIFO):
       Merchandise                             123,486          121,082
       Gasoline and diesel                      35,171           39,901
       Other                                     1,329            2,255
                                           -------------    --------------
                                           $ 1,308,956      $ 1,253,692
                                           =============    ==============

Inventories accounted for under the LIFO method at June 30, 1998 and December 31, 1997, are reduced by a $53,000,000 non-cash inventory valuation reserve recorded in 1997. At June 30, 1998, the fair value of Tosco's LIFO inventories was less than their carrying value. The price decline is believed to be temporary.

4.   REVOLVING CREDIT FACILITY

                                              JUNE 30,       DECEMBER 31,
     (THOUSANDS OF DOLLARS)                    1998             1997
                                            -------------    ------------
     Cash borrowings outstanding            $  309,000       $  166,000
     Letters of credit                          30,240           57,241
                                            -------------    ------------
     Total utilization                         339,240          223,241
     Availability                              660,760          776,759
                                           -------------    ------------
                                           $ 1,000,000      $ 1,000,000
                                           =============   ==============

5.   LONG-TERM DEBT

During January 1998, Tosco completed the purchase of approximately 200 convenience stores by paying off the outstanding balance on a real estate installment purchase note for $64,622,000, including the settlement of contingent payments.

6.   CAPITAL STOCK

During May 1998, the Company's stockholders approved the adoption of the 1998 Stock Incentive Plan (the "1988 Plan"). The 1998 Plan provides for the grant of a maximum of 1,500,000 shares of Tosco Common Stock in the form of stock options, restricted stock awards, and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986), or as nonqualified options, including nonqualified stock options whose purchase price or vesting requirements are based on the employee's achievement of established performance objectives. Options may be exercised as determined by the Compensation Committee of the Board of Directors but in no event after ten years from the date of grant. The exercise price of nonqualified stock options is determined by the Compensation Committee and may be less than the fair value of Common Stock on the date of grant. Awards under the 1998 Plan may be granted until March 18, 2008.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                  SIX MONTHS ENDED JUNE 30,
     (THOUSANDS OF DOLLARS)                        1998             1997
                                                -------------    ---------
     Cash paid during the period for:
       Interest, net of amounts capitalized      $ 71,111        $  49,590
       Income taxes, net of refunds received       27,559           43,997

8.   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") during June 1997, SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") during February 1998, and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") during June, 1998. SFAS No. 131 establishes disclosure standards regarding information about operating segments. SFAS No. 132 changes the disclosure requirements for pension and other postretirement benefits, but does not change any existing measurement or recognition provisions. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will comply with the expanded disclosure requirements of SFAS No. 131 and SFAS No. 132 with its 1998 annual financial statements. The Company plans to adopt SFAS No. 133 on January 1, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial position.

9.   SUBSEQUENT EVENT

During July 1998, the Company extended its long-term operating leases for the BP Northern California and Exxon Arizona service stations. The modified leases continue to be accounted for as operating leases and extend through July 2001 with renewal options through July 2003. Minimum annual rental expense varies with a commercial paper rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended June 30, 1998 should be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1993 through 1997. This Management's Discussion and Analysis updates that data.

Tosco completed its acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets on March 31, 1997 (the "76 Products Acquisition"). The assets are comprised of two petroleum refining systems, a retail gasoline system consisting of 76-branded gasoline service stations, a distribution system comprised of company-owned oil storage terminals, crude oil and product pipelines, the world-wide rights to the "76" and "Union" brands, and a lubricants business.

RESULTS OF OPERATIONS

                                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
(THOUSANDS OF DOLLARS)                                        1998              1997             1998              1997
                                                          -------------    -------------     -------------    ---------
Sales                                                     $   3,168,389    $   3,196,431     $  6,215,444    $   5,606,704
Cost of sales                                                 2,882,523        2,948,053        5,743,378        5,272,538
Selling, general, and administrative expenses                    77,624           85,019          152,471          136,928
Interest expense, net                                            32,470           44,429           68,500           67,803
                                                          -------------    -------------     -------------    -------------
Income before income taxes and distributions on
  Trust Preferred Securities                                    175,772          118,930          251,095          129,435
Income taxes                                                     72,945           49,295          104,204           53,715
                                                          -------------    -------------     -------------    -------------
Income before distributions on Trust Preferred Securities       102,827           69,635          146,891           75,720
Distributions on Trust Preferred Securities, net of
  income tax benefit                                              2,523            2,523             5046            5,046
                                                          -------------    -------------     -------------    -------------
Net income                                                $     100,304    $      67,112     $    141,845    $      70,674
                                                          =============    =============     =============    =============

Earnings per share (a)                                    $        0.61    $        0.42     $       0.86    $        0.49
                                                          =============    =============     =============    =============

(a)  Earnings per share throughout Management's Discussion and Analysis of Financial Condition and Results of
     Operations are expressed on a diluted basis.

REFINING DATA SUMMARY (A)

                                                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                1998              1997             1998              1997
                                                           -------------    -------------       -------------    ---------
Average charge barrels input per day (b):
     Crude oil                                                  879,900          761,600          868,900          573,400
     Other feed and blending stocks                             109,800           94,600          100,500           71,500
                                                              -----------      -----------       -----------      --------
                                                                989,700          856,200          969,400          644,900
                                                             =============    =============     =============    =============
Average production barrels produced per day (b):
     Clean products (c)                                         822,000          692,300          803,600          516,900
     Other finished products                                    159,000          150,800          162,800          121,000
                                                             -------------    -------------     -------------    -------------
                                                                981,000          843,100          966,400          637,900
                                                             =============    =============     =============    =============

Operating margin per charge barrel (d)                        $    5.30        $    4.62        $    4.86          $  4.75
                                                              =========        ==========        =========       =============


(a)  The Refining Data Summary presents the operating results of the following refineries:
     - Bayway Refinery, located on the New York Harbor
     - Ferndale Refinery, located on Washington's Puget Sound
     - Los Angeles Refinery System, comprised of two refineries in Los
       Angeles (acquired on March 31, 1997)
     - San Francisco Area Refinery System, comprised of the Rodeo-Santa
       Maria complex (acquired on March 31, 1997) and the
       Avon Refinery
     - Trainer Refinery, located near Philadelphia (opened on May 8, 1997).

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

RETAIL DATA SUMMARY (A)

                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                              1998              1997             1998              1997
                                                          -------------    -------------     -------------      ---------
Volume of fuel sold (thousands of gallons)                  1,136,128         1,181,479        2,204,766        1,807,424
Blended fuel margin (cents per gallon) (b)                        9.9              14.7             10.5             12.5
Number of gasoline stations at period end                       4,529             4,708            4,529            4,708

Merchandise sales (thousands of dollars)                 $    541,391      $    520,963     $  1,017,248      $   983,559
Merchandise margin (percentage of sales)                         29.3%             29.3%            29.2%            29.5%
Number of merchandise stores at period end                      2,337             2,522            2,337            2,522

Other retail gross profit (thousands of dollars)         $     28,303      $     33,540     $     57,710      $    53,174

(a) The Retail Data Summary includes the operations of the 76 Products gasoline service stations subsequent to March 31, 1997 (date acquired).

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

1998 SECOND QUARTER COMPARED TO 1997 SECOND QUARTER

Tosco earned net income of $100.3 million ($0.61 per share) on sales of $3.2 billion during the second quarter of 1998, compared to earnings of $67.1 million ($0.42 per share) on sales of $3.2 billion in the corresponding period of 1997. The sales decrease of approximately $28.0 million was primarily due to lower product prices partially offset by increased refinery production levels, principally as a result of the Trainer Refinery opening on May 8, 1997.

Tosco generated an operating contribution (sales less cost of sales) of $285.9 million for the second quarter of 1998 compared to $248.4 million in the corresponding period in 1997. The improvement of $37.5 million was attributable to refining (improvement of $105.8 million) and retail (reduction of $68.3 million) operations.

Refining operating contribution was $204.3 million for the 1998 second quarter compared to $98.4 million in the 1997 second quarter. This increase was primarily due to higher production volumes and higher West Coast operating margins per charge barrel. Production volumes were higher in 1998 due to the opening of the Trainer Refinery (on May 8, 1997) and scheduled and unscheduled shutdowns of certain units at the refineries during 1997. Improved West Coast margins resulted from a strong overall demand for gasoline.

Retail operating contribution was $81.6 million for the quarter ended March 31, 1998 compared to $149.9 million in the comparable period in 1997. The 1998 decline was primarily attributable to lower blended fuel margins due to highly competitive conditions.

Selling, general, and administrative expenses for the quarter ended June 30, 1998 decreased by $7.4 million compared to the corresponding period in 1997 primarily because of the absence of transition costs incurred in 1997 related to the 76 Products Acquisition.

Net interest expense for the quarter ended June 30, 1998 decreased by $12.0 million compared to the 1997 period. This decrease was primarily due to lower borrowings under Tosco's revolving credit facility.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Tosco earned net income of $141.8 million ($0.86 per share) on sales of $6.2 billion during the six months ended June 30, 1998, compared to earnings of $70.7 million ($0.49 per share) on sales of $5.6 billion in the corresponding period of 1997. The increase in sales is attributable to higher refinery production and retail fuel volumes resulting from the 76 Products Acquisition (on March 31, 1997) and the opening of the Trainer Refinery (on May 8, 1997), which more than offset a reduction in refinery product and retail fuel prices.

Tosco generated an operating contribution of $472.1 million for the six month period ended June 30, 1998 compared to $334.2 million in the corresponding period in 1997. The improvement of $137.9 million was attributable to refining (improvement of $169.3 million) and retail (reduction of $31.4 million) operations.

Refining operating contribution was $317.1 million for the six month period ended June 30, 1998 compared to $147.8 million in the 1997 first six months. The increase of $169.3 million was primarily due to higher production volumes and higher West Coast operating margin per charge barrel. Production volumes were higher in 1998 due to the 76 Products Acquisition, the opening of the Trainer Refinery (on May 8, 1997), and scheduled and unscheduled shutdowns of certain refinery units during 1997. Refining operating contribution for the six month period ended June 30, 1997 includes insurance recovery accruals related to the unscheduled shutdowns of the Bayway Refinery cat cracker and the Avon Refinery hydrocracker.

Retail operating contribution was $155.0 million for the six month period ended June 30, 1998 compared to $186.4 million in the comparable period in 1997. The 1998 decrease was due to lower blended fuel margins in the 1998 second quarter partially offset by higher fuel volumes from the 76 Products Acquisition.

Selling, general, and administrative expenses for the first six months of 1998 increased by $15.5 million compared to the corresponding period in 1997 primarily due to the 76 Products Acquisition on March 31, 1997 and higher incentive compensation costs.

OUTLOOK

Results of operations are primarily determined by the operating efficiency of the refineries, and by refining and retail fuel margins. Normal levels of maintenance, including certain turnaround activity, are scheduled for the remainder of 1998 and Tosco expects, given reasonable margins, to operate its refineries at high levels during the remainder of 1998. Refining margins at the beginning of the 1998 third quarter initially improved over the second quarter due to stronger demand for gasoline. More recently, refining margins have declined as large amounts of product have entered the markets. Retail fuel margins generally work in reverse of refining margins but competitive markets in California and Arizona may weaken this historical trend. Tosco is not able to predict the level of refinery and retail fuel operating margins for the balance of 1998 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs without compromising safety, reliability, or environmental compliance.

Tosco's policy is to defer the recognition of non-cash writedowns of inventories due to price declines at interim reporting dates, unless the decline is not expected to be restored by year-end. At June 30, 1998, the fair value of Tosco's LIFO inventories was approximately $150 million less than their carrying value. This writedown was not recorded because the price decline is believed to be temporary. Tosco estimates that a future $1.00 per barrel change in raw material and finished product prices will have an aproximate $50 million impact on the net realizable value of inventories. However, because raw material and finished product prices do not move in unison, the net realizable value will vary depending on actual price changes and the mix and level of inventories. The expectation of price recoveries by year-end will be reevaluated at September 30, 1998.

CASH FLOWS

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents increased by $4.5 million during the six month period ended June 30, 1998 as cash provided by operating activities of $174.3 and financing activities of $47.7 million exceeded cash used in investing activities of $217.5 million.

Net cash provided by operating activities of $174.3 million was from cash earnings (net income plus depreciation and amortization) of $299.5 million and $6.0 million from other uses, net of an increase in net operating assets and liabilities of $131.2 million.

Net cash used in investing activities totaled $217.5 million, due to capital additions ($184.7 million), spending for turnarounds, deferred charges, and other assets ($32.3 million), and other items ($0.5 million).

Net cash provided by financing activities totaled $47.7 million, as net borrowings under the revolving credit facility of $143.0 million and other items of $0.8 million exceeded scheduled and early principal payments on long-term debt of $77.3 million and dividend payments of $18.8 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the revolving credit facility) totaled $753.1 million, a $101.8 million decrease from the December 31, 1997 balance of $854.9 million. Cash and cash equivalents increased by $4.5 million, marketable securities and deposits increased by $9.7 million, and availability under the revolving credit facility decreased by $116.0 million.

At June 30, 1998, total shareholders' equity was $2.1 billion, a $123.6 million increase from the December 31, 1997 balance. This increase was due to net income of $141.8 million and other items of $0.6 million, less Common Stock dividends of $18.8 million. Debt (short-term bank borrowings, current and non-current maturities of long-term debt, and revolving credit facility) increased by $78.2 million during the six month period ended June 30, 1998 to $1.7 billion due to cash borrowings under the revolving credit facility, net of early and scheduled principal payments under long-term debt agreements.

The ratio of long-term debt (revolving credit facility and non-current portion of long-term debt) to total capitalization (revolving credit facility, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) was 41%, consistent with the ratio at December 31, 1997.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At June 30, 1998, Tosco had available for issue $779 million of securities pursuant to this shelf registration statement.

Tosco's Board of Directors previously approved the repurchase of up to $300 million of Tosco Common Stock. Purchases, if any, will be made from time to time in the open market or otherwise at prevailing prices which Tosco considers opportune and as permitted by applicable securities laws.

The Revolving Credit Facilities, as well as funds potentially available from the issuance of securities, provide Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months.

CAPITAL EXPENDITURES

Tosco spent $184.7 million on budgeted capital projects during the first six months of 1998, primarily at its retail sites (enhancing existing sites and upgrading underground storage tanks) and at the San Francisco Area Refinery System. Refinery capital spending programs were primarily for the completion of projects related to compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Tosco continues its efforts to rationalize its marketing system and plans to shed selected marginal properties throughout the balance of 1998.

IMPACT OF THE YEAR 2000 ISSUE

Historically, certain computer programs have had two digits rather than four digits to define a given calendar year. Any computer programs that use two digits to define the year may recognize a date using "00" as the year 1900 rather than 2000. This is generally referred to as the "Year 2000 Issue." The Year 2000 Issue could result in business and field system failures or miscalculations causing disruptions of operations.

Tosco recognizes the need to review its computer operations and operating systems with respect to the Year 2000 Issue and is cognizant of the time-sensitive nature of the problem. Since 1996, Tosco has been proactively upgrading and replacing its business systems while integrating the Circle K and 76 Products acquisitions. Tosco has assessed how its business systems may be affected by the Year 2000 Issue and is currently implementing plans to address the known Year 2000 problems. These plans involve a combination of additional software upgrades, replacements, and modifications. Tosco has completed an assessment and is currently implementing plans related to the Year 2000 Issue on its refinery field systems. The impact of the Year 2000 Issue on its marketing and distribution field systems is currently being assessed. Additionally, Tosco is currently communicating with and evaluating the systems of its customers, suppliers, financial institutions, and others with which it does business to identify any potential Year 2000 problems. Tosco does not believe its Year 2000 costs related to its business and field systems, and its customers and suppliers will have a material adverse effect on Tosco's future operating results or financial position. However, if Tosco or its significant customers and suppliers are unable to make the necessary computer system changes on a timely basis, such inability could negatively impact Tosco's results of operations.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") during June 1997, SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") during February 1998, and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") during June, 1998. SFAS No. 131 establishes disclosure standards regarding information about operating segments. SFAS No. 132 changes the disclosure requirements for pension and other postretirement benefits, but does not change any existing measurement or recognition provisions. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will comply with the expanded disclosure requirements of SFAS No. 131 and SFAS No. 132 with its 1998 annual financial statements. The Company plans to adopt SFAS No. 133 on January 1, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial position.

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

                            PART II OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 21, 1998, an Annual Meeting of Tosco Corporation Stockholders was held. The table below briefly describes the proposals and the results of the shareholder vote:

  I.  Election of Directors

                                                           WITHHOLD
                                        VOTES FOR          AUTHORITY

      Jefferson F. Allen               132,421,965           190,052
      Patrick M. de Barros             132,420,746           191,271
      Wayne A. Budd                    132,390,355           221,662
      Houston I. Flournoy              132,368,263           243,754
      Edmund A. Hajim                  132,412,297           199,720
      Joseph P. Ingrassia              132,398,967           213,050
      Charles J. Luellen               132,417,949           194,068
      Eija Malmivirta                  132,380,634           231,383
      Mark R. Mulvoy                   132,385,028           226,989
      Thomas D. O'Malley               132,420,106           191,911

  II. Ratification of Independent Accountants

                                              VOTES FOR   VOTES AGAINST  ABSTAIN

      Ratification and approval of appointment
      of Coopers & Lybrand L.L.P. as
      independent accountants                 132,437,166   60,314      114,537


 III. Approval of a Stock Incentive Plan

                                              VOTES FOR  VOTES AGAINST   ABSTAIN

      Approval of the 1998 Stock Incentive
      Plan of Tosco Corporation              107,983,469  24,127,368    501,180


 IV.  Stockholder Proposal - Pollution Policy

                                                                         BROKER
                                 VOTES FOR  VOTES AGAINST  ABSTAIN      NON-VOTE

      Adoption of policy requiring
      each of Tosco's major
      facilities to
      conduct an annual review
      of available pollution
      prevention options and
      provide a summary report
      to shareholders            4,405,157   117,420,833  2,374,733   8,411,294

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     11 - Computation of Earnings Per Share (see page 14)

     12 - Ratio of Earnings to Fixed Charges (see page 15)

     27 - Financial Data Schedule (filed electronically only)

b. Reports on Form 8-K:

     None.