Form 10-Q
period 1998-09-30
TOSCO CORP
filed 1998-11-16
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes  __ No

Registrant's Common Stock outstanding at October 31, 1998 was 153,139,531 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                                                       PAGE(S)

PART I        FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997                                          2

            Consolidated Statements of Income for the three and nine
            month periods ended September 30, 1998 and 1997                3

            Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 1998 and 1997                      4

            Notes to Consolidated Financial Statements                   5 - 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8 - 13


PART II       OTHER INFORMATION

Item 1.  Legal Proceedings                                                14

Item 6.    Exhibits and Reports on Form 8-K:                              14

            Exhibit 11 - Computation of Earnings per Share for the
            three and nine month periods ended September 30, 1998
            and 1997                                                      15

Signature                                                                 16


                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Thousands of Dollars, Except Par Value)

                                                           September 30,        December 31,
                                                               1998                 1997
                                                           -------------        ------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                  $63,377              $34,482
   Marketable securities and deposits                          53,127               43,687
   Trade accounts receivable, less allowance for
     uncollectibles of $18,922 (1998) and $19,018 (1997)      210,773              315,123
   Inventories                                              1,200,222            1,253,692
   Prepaid expenses and other current assets                  106,874              107,632
   Deferred income taxes                                       57,646               57,646
                                                          -------------         -------------
 Total current assets                                       1,692,019            1,812,262

 Property, plant, and equipment, net                        3,286,318            3,170,955
 Deferred turnarounds, net                                    122,459              123,330
 Intangible assets (primarily tradenames),
   less accumulated amortization of $51,364 (1998)
   and $34,546 (1997)                                         682,899              699,559
 Other deferred charges and assets                            148,570              168,746
                                                          -------------         -------------
                                                           $5,932,265           $5,974,852
                                                          =============         =============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable, accrued expenses, and
     other liabilities                                     $1,413,292           $1,540,867
   Current maturities of long-term debt                         1,676               11,908
                                                          -------------         -------------
 Total current liabilities                                  1,414,968            1,552,775

 Revolving credit facility                                    150,000              166,000
 Long-term debt                                             1,359,274            1,415,257
 Accrued environmental costs                                  255,584              252,964
 Deferred income taxes                                        134,998              140,435
 Other liabilities                                            247,448              203,366
                                                           -------------        -------------
 Total liabilities                                          3,562,272            3,730,797
                                                           -------------        -------------
 Company-obligated, mandatorily redeemable, convertible
   preferred securities of Tosco Financing Trust, holding
   solely 5.75% convertible junior subordinated debentures
   of Tosco Corporation (Trust Preferred Securities)          300,000              300,000
                                                            -------------       -------------
 Shareholders' equity:
   Common stock, $.75 par value, 250,000,000 shares
     authorized, 177,822,870 (1998) and 177,706,038
     (1997) shares issued                                     133,599              133,507
   Additional paid-in capital                               2,030,005            2,028,985
   Retained earnings                                          448,473              254,351
   Treasury stock, at cost                                   (542,084)            (472,788)
                                                           -------------        -------------
 Total shareholders' equity                                 2,069,993            1,944,055
                                                           -------------
                                                           $5,932,265           $5,974,852
                                                           =============        =============


 The accompanying notes are an integral part of these financial statements.

 TOSCO CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
 (Thousands of Dollars, Except Per Share Data)


                                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                                             1998            1997                    1998            1997
                                                         ------------      -----------            ----------        ----------
 Sales                                                   $2,964,510         $3,758,589            $9,179,954        $9,365,293

 Cost of sales                                            2,717,214          3,457,891             8,460,592         8,730,429
 Selling, general, and administrative expenses               76,274             85,864               228,745           222,792
 Interest expense                                            30,258             39,664               101,180           109,608
 Interest income                                               (781)            (1,679)               (3,203)           (3,820)
                                                        -------------       -------------         -------------     ------------
 Income before income taxes and distributions
   on Trust Preferred Securities                            141,545            176,849               392,640           306,284

 Income taxes                                                58,741             73,393               162,945           127,108
                                                        -------------        -------------         -------------    ------------
 Income before distributions on Trust Preferred
   Securities                                                82,804            103,456               229,695           179,176

 Distributions on Trust Preferred Securities, net
    of income tax benefit of $1,789 (three month
    periods) and $5,369 (nine month periods)                  2,523              2,523                 7,569             7,569
                                                       --------------        -------------         --------------   ------------
 Net income                                                 $80,281           $100,933              $222,126         $ 171,607
                                                       ==============        ==============        ==============   ==============

 Basic earnings per share                                   $  0.52           $   0.65              $   1.43         $    1.17
                                                       ==============        ==============        ==============   ==============
 Diluted earnings per share                                 $  0.49           $   0.61              $   1.36         $    1.12
                                                       ==============        ==============        ==============   ==============
 Dividends per share                                        $  0.06           $   0.06              $   0.18         $    0.18
                                                       ==============        ==============        ==============   ==============

 Weighted average common shares used for
   computation of  basic earnings per share             154,774,056        156,185,661           155,816,033       146,617,794
 Assumed conversion of dilutive stock options             3,790,590          4,424,517             3,994,905         4,301,608
 Assumed conversion of Trust Preferred Securities         9,113,940          9,113,940             9,113,940         9,113,940
                                                       ---------------     -------------         ---------------   ---------------
 Weighted average common and common
   equivalent shares used for computation of
   diluted earning per share                            167,678,586        169,724,118           168,924,878       160,033,342
                                                       ===============    ==============        ================   ===============

 The accompanying notes are an integral part of these financial statements.

 TOSCO CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (Thousands of Dollars)


                                                                  Nine Months Ended September 30,
                                                                     1998               1997
 Cash flows from operating activities:
 Net income                                                       $ 222,126           $ 171,607
 Adjustments to reconcile net income to net cash provided
    by operating activities:
   Depreciation and amortization                                    229,942             220,684
   Changes in operating assets and liabilities, net                  85,102              85,666
   Other, net                                                        (2,231)                629
                                                                -------------         -------------
 Net cash provided by operating activities                          534,939             478,586

 Cash flows from investing activities:
 Net change in marketable securities and deposits                    (9,440)             (2,772)
 Purchase of property, plant, and equipment, net of proceeds
    on sales of $40,501 (1998) and $4,277 (1997)                   (271,194)           (264,267)
 Net increase in deferred turnarounds, deferred charges,
    and other assets                                                (32,258)           (116,103)
 Acquisition of 76 Products assets                                                   (1,138,464)
 Other, net                                                          (2,434)
                                                                -------------       -------------
 Net cash used in investing activities                             (315,326)         (1,521,606)
                                                                -------------       -------------
 Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit facility        (16,000)            241,000
 Proceeds from note and debenture offering                                              600,000
 Payments under long-term debt and other agreements                 (13,333)           (129,884)
 Early payoff of real estate installment purchase note              (64,622)
 Proceeds from common stock offering, net                                               697,396
 Repurchase of Unocal Shares                                                           (393,708)
 Repurchase of 2,903,400 shares of common stock                     (68,962)
 Dividends paid on common stock                                     (28,004)            (26,543)
 Other, net                                                             203              (3,777)
                                                                -------------       -------------
 Net cash (used in) provided by financing activities               (190,718)            984,484
                                                                -------------       -------------
 Net increase (decrease) in cash and cash equivalents                28,895             (58,536)
 Cash and cash equivalents at beginning of period                    34,482              94,418
                                                                -------------       -------------
 Cash and cash equivalents at end of period                         $63,377             $35,882
                                                                ==============       ==============


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                         (ALL INFORMATION IS UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated interim financial statements of Tosco Corporation and subsidiaries ("Tosco" or the "Company") reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows. Such interim financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


2.   ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (net income plus all other non-owner changes in equity). SOP No 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will comply with the expanded disclosure requirements of SFAS No. 130 in its 1998 annual financial statements. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial statements for the three and nine month periods ended September 30, 1998.


3.   INVENTORIES

                                                SEPTEMBER 30,     DECEMBER 31,
     (THOUSANDS OF DOLLARS)                         1998              1997
                                                -------------    -------------
     Refineries (LIFO):
       Raw  materials                           $  516,127        $  468,515
       Intermediates                               274,664           181,414
       Finished products                           248,918           440,525
     Retail (FIFO):
       Merchandise                                 124,083           121,082
       Gasoline and diesel                          35,298            39,901
       Other                                         1,132             2,255
                                               -------------    -------------
                                               $ 1,200,222       $ 1,253,692
                                               =============    =============

Inventories accounted for under the LIFO method at September 30, 1998 and December 31, 1997, are reduced by a $53,000,000 non-cash inventory valuation reserve recorded in 1997. At September 30, 1998, the fair value of Tosco's LIFO inventories was less than their carrying value. The price decline is believed to be temporary.


4.   REVOLVING CREDIT FACILITY

                                               SEPTEMBER 30,     DECEMBER 31,
     (THOUSANDS OF DOLLARS)                        1998              1997
                                               -------------    -------------
     Cash borrowings outstanding               $   150,000       $   166,000
     Letters of credit                              24,331            57,241
                                               -------------    -------------
     Total utilization                             174,331           223,241
     Availability                                  825,669           776,759
                                               -------------    -------------
                                               $ 1,000,000      $ 1,000,000
                                               =============    =============

5.   LONG-TERM DEBT

During January 1998, Tosco completed the purchase of approximately 200 convenience stores by paying off the outstanding balance on a real estate installment purchase note for $64,622,000, including the settlement of contingent payments.

6.   CAPITAL STOCK

During the three month period ended September 30, 1998, the Company repurchased 2,903,400 shares of Common Stock for $68,962,000 pursuant to a Board of Directors approved $300,000,000 stock repurchase program.

During May 1998, the Company's stockholders approved the adoption of the 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of a maximum of 1,500,000 shares of Tosco Common Stock in the form of stock options, restricted stock awards, and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986), or as nonqualified options, including nonqualified stock options whose purchase price or vesting requirements are based on the employee's achievement of established performance objectives. Options may be exercised as determined by the Compensation Committee of the Board of Directors but in no event after ten years from the date of grant. The exercise price of nonqualified stock options is determined by the Compensation Committee. Awards under the 1998 Plan may be granted until March 18, 2008. Through September 30, 1998, options to purchase 324,000 shares of common stock have been issued under the 1998 Plan.

7.   LEASES

During July 1998, the Company revised and extended its operating leases for service stations acquired in 1993 from BP in Northern California and Exxon in Arizona. The modified leases continue to be accounted for as operating leases and extend, with renewal options, through July 2003. Minimum annual rental expense varies with a commercial paper rate.

During August 1998, the Company entered into an operating lease for an office building in Tempe, Arizona which runs, with renewal options, through August 2003. Minimum annual rental expense varies with a commercial paper rate.

8.   COMMITMENTS AND CONTINGENCIES

There are various legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages that in the aggregate would be material to the business or operations of the Company.

As a condition of Tosco's March 31, 1997 acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum assets (the "76 Products Acquisition"), Unocal is entitled to receive contingent participation payments over the next seven years, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increase above specified levels. The contingent participation payments will be capitalized, when incurred, as an additional cost of the 76 Products Acquisition. For completed participation periods, the Company's contingent participation payments, some aspects of which Unocal disputes, are not material to its consolidated financial position.

Litigation between Unocal and certain petroleum refiners has contested the validity of patents held by Unocal covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by certain refiners. The Company is not a party to the patent litigation. Under the terms of the 76 Product Acquisition, the Company has no liability to Unocal for any possible past infringement of the patents, including to the date of final resolution of the matter, which, considering appeals, could take several years.

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

In the normal course of business, the Company has entered into numerous purchase contracts and transportation agreements. The majority of these contracts and agreements are short term and none are expected to materially impact the Company's future results of operations.


9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
     (THOUSANDS OF DOLLARS)                             1998              1997
                                                    -------------    ----------
     Cash paid during the period for:
       Interest, net of amounts capitalized         $  114,614       $ 100,463
       Income taxes, net of refunds received (a)       (23,037)         58,949

     (a) A $51,670,000 refund of Federal income taxes was received in September 1998.


10.      NEW ACCOUNTING STANDARDS

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for the three and nine month periods ended September 30, 1998 should be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1993 through 1997. This Management's Discussion and Analysis updates that data.

Tosco completed its acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets on March 31, 1997 (the "76 Products Acquisition"). The assets are comprised of two petroleum refining systems, a retail gasoline system consisting of "76" branded gasoline service stations, a distribution system comprised of company-owned oil storage terminals, crude oil and product pipelines, the world-wide rights to the "76" and "Union" brands, and a lubricants business.


RESULTS OF OPERATIONS

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
(THOUSANDS OF DOLLARS)                                        1998              1997             1998              1997
                                                          -------------    -------------     -------------    -------------
Sales                                                     $   2,964,510    $   3,758,589     $   9,179,954    $  9,365,293
Cost of sales                                                 2,717,214        3,457,891         8,460,592       8,730,429
Selling, general, and administrative expenses                    76,274           85,864           228,745         222,792
Interest expense, net                                            29,477           37,985            97,977         105,788
                                                          -------------    -------------     -------------    -------------
Income before income taxes and distributions on
  Trust Preferred Securities                                    141,545          176,849           392,640         306,284
Income taxes                                                     58,741           73,393           162,945         127,108
                                                          -------------    -------------     -------------    -------------
Income before distributions on Trust Preferred Securities       82,804           103,456           229,695         179,176
Distributions on Trust Preferred Securities, net of
  income tax benefit                                             2,523             2,523             7,569           7,569
                                                          -------------    -------------     -------------    -------------
Net income                                                $     80,281      $    100,933      $    222,126     $   171,607
                                                          =============    =============     =============    =============

Diluted earnings per share (a)                            $       0.49      $       0.61      $       1.36     $      1.12
                                                          =============    =============     =============    =============

(a)  Earnings per share throughout MD&A are expressed on a diluted basis.


REFINING DATA SUMMARY (A)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                           ------------------------------     ------------------------------
                                                               1998              1997             1998              1997
                                                           -------------    -------------     -------------    -------------
Average charge barrels input per day (b):
     Crude oil                                                 839,500           827,500           859,000         659,100
     Other feed and blending stocks                            105,200           103,300           102,200          82,200
                                                            -----------      ------------      -----------       -----------
                                                               944,700           930,800           961,200         741,300
                                                            ============     =============     =============     =============

Average production barrels produced per day (b):
     Clean products (c)                                        781,300           775,000           796,000         603,700
     Other finished products                                   153,600           139,900           159,500         127,400
                                                           -------------    -------------     -------------    -------------
                                                               934,900           914,900           955,500         731,100
                                                           =============    =============     =============    =============

Operating margin per charge barrel (d)                      $     4.56         $    5.45         $    4.76        $   5.03
                                                             =========        ==========        =========        ==========

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

(d) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels. Operating contribution includes insurance recoveries related to the unscheduled shutdowns in 1997 of the Bayway Refinery cat cracker and the Avon Refinery hydrocracker.


RETAIL DATA SUMMARY (A)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
(THOUSANDS OF DOLLARS)                                          1998              1997             1998              1997
                                                           -------------    -------------      -------------    -------------
Volume of fuel sold (thousands of gallons)                   1,146,957         1,160,639         3,351,723       2,968,062
Blended fuel margin (cents per gallon)(b)                         13.4              11.0              11.5            11.9
Number of gasoline stations at period end                        4,590             4,675             4,590           4,675

Merchandise sales (thousands of dollars)                  $    557,854      $    532,141      $  1,575,102     $ 1,515,700
Merchandise margin (percentage of sales)                          29.1%             29.2%             29.2%           29.4%
Number of merchandise stores at period end                       2,331             2,412             2,331           2,412

Other retail gross profit (thousands of dollars)          $     27,193      $     36,850      $     84,883     $    90,024


(a) The Retail Data Summary includes the operations of the 76 Products service stations subsequent to March 31, 1997 (date acquired).

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Tosco earned net income of $80.3 million ($0.49 per share) on sales of $3.0 billion during the third quarter of 1998, compared to earnings of $100.9 million ($0.61 per share) on sales of $3.8 billion in the corresponding period of 1997. The decrease in sales of $794.1 million was primarily due to lower product prices.

Tosco generated an operating contribution (sales less cost of sales) of $247.3 million for the third quarter of 1998, compared to $300.7 million in the corresponding period in 1997. The decline of $53.4 million was attributable to refining (reduction of $72.9 million) and retail (improvement of $19.5 million) operations.

Refining operating contribution, including insurance recoveries, was $125.2 million for the 1998 third quarter, compared to $198.1 million in the 1997 third quarter. This decrease of $72.9 million was primarily due to lower operating margins per charge barrel throughout the 1998 third quarter.

Retail operating contribution was $122.1 million for the quarter ended September 30, 1998, compared to $102.6 million in the comparable period in 1997. The 1998 improvement of $19.5 million was primarily attributable to higher blended fuel margins. Although fuel volumes declined overall, fuel volumes and convenience store sales for the 1998 third quarter were both higher on a per store basis than the 1997 third quarter.

Selling, general, and administrative expenses for the quarter ended September 30, 1998 decreased by $9.6 million compared to the corresponding period in 1997 primarily due to the recognition of a $10.3 million gain on the sale of the Revere distribution terminal in Massachusetts. The 1998 third quarter selling, general, and administrative expenses also include certain non-recurring costs related to the consolidation of Tosco's offices and higher incentive compensation accruals for Tosco's retail operations. The 1997 third quarter expenses included certain non-recurring transition costs related to the 76 Products Acquisition.

Net interest expense for the quarter ended September 30, 1998 decreased by $8.5 million compared to the 1997 period. This decrease was primarily due to lower borrowings under Tosco's revolving credit facility and the early payoff of a real estate installment purchase note.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Tosco earned net income of $222.1 million ($1.36 per share) on sales of $9.2 billion during the nine months ended September 30, 1998, compared to earnings of $171.6 million ($1.12 per share) on sales of $9.4 billion in the corresponding period of 1997. The decrease in sales is attributable to lower product prices, partially offset by higher refinery production and retail fuel volumes resulting from the 76 Products Acquisition (on March 31, 1997) and the opening of the Trainer Refinery (on May 8, 1997).

Tosco generated an operating contribution of $719.4 million for the nine month period ended September 30, 1998, compared to $634.9 million in the corresponding period in 1997. The improvement of $84.5 million was attributable to refining (improvement of $96.4 million) and retail (reduction of $11.9 million) operations.

Refining operating contribution was $442.2 million for the nine month period ended September 30, 1998, compared to $345.8 million in the first nine months of 1997. The increase of $96.4 million was primarily due to higher production volumes partially offset by lower operating margin per charge barrel. Production volumes were higher in 1998 due to the 76 Products Acquisition, the opening of the Trainer Refinery (on May 8, 1997), and scheduled and unscheduled shutdowns of certain refinery units during 1997. Refining operating contribution includes insurance recoveries related to the unscheduled shutdowns in 1997 of the Bayway Refinery cat cracker and the Avon Refinery hydrocracker.

Retail operating contribution was $277.1 million for the nine month period ended September 30, 1998, compared to $289.0 million in the comparable period in 1997. The decrease of $11.9 million was due to lower blended fuel and merchandise margins, partially offset by higher fuel volumes from the 76 Products Acquisition.

Selling, general, and administrative expenses for the first nine months of 1998 increased by $6.0 million compared to the corresponding period in 1997, primarily due to the 76 Products Acquisition on March 31, 1997.

Net interest expense for the nine month period ended September 30, 1998 decreased by $7.8 million compared to the 1997 period, primarily due to lower borrowings under Tosco's revolving credit facility and the early payoff of a real estate installment purchase note.

OUTLOOK

Results of operations are primarily determined by the operating efficiency of the refineries, and by refining and retail fuel margins. All of Tosco's refineries are currently operating at, or near, capacity and management expects this to continue for the remainder of 1998. Refining margins at the beginning of the 1998 fourth quarter have improved somewhat compared to the low levels existing at the end of the 1998 third quarter. Retail fuel margins generally vary inversely to refining margins, but competitive markets can from time to time affect this historical relationship. Tosco is not able to predict the level of refinery and retail fuel operating margins for the balance of 1998 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs without compromising safety, reliability, or environmental compliance.

Tosco's policy is to defer the recognition of non-cash writedowns of inventories due to price declines at interim reporting dates, unless the decline is not expected to be restored by year-end. At September 30, 1998, the fair value of Tosco's LIFO inventories was approximately $150 million less than their carrying value. This writedown was not recorded because the price decline is believed to be temporary. Prices subsequent to September 30, 1998 have not yet recovered. Tosco estimates that a future $1.00 per barrel change in raw material and finished product prices will have an approximate $50 million impact on the net realizable value of inventories. However, because raw material and finished product prices do not move in unison, the net realizable value will vary depending on actual price changes and the mix and level of inventories.


CASH FLOWS

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents increased by $28.9 million during the nine month period ended September 30, 1998. Cash provided by operating activities of $534.9 exceeded cash used in investing activities of $315.3 million and financing activities of $190.7 million.

Net cash provided by operating activities of $534.9 million was from cash earnings (net income plus depreciation and amortization) of $452.0 million and a net decrease in operating assets and liabilities of $85.1 million, net of ($2.2) million from other sources.

Net cash used in investing activities totaled $315.3 million due to net capital additions of $271.2 million, spending for turnarounds, deferred charges, and other assets of $32.2 million, and other items totaling $11.9 million.

Net cash used in financing activities totaled $190.7 million, due to net repayments under the revolving credit facility of $16.0 million, scheduled and early principal payments on long-term debt of $77.9 million, Common Stock repurchases of $69.0 million, dividend payments of $28.0 million, and other items of ($0.2) million.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the revolving credit facility) totaled $942.2 million, a $87.3 million increase from December 31, 1997. Cash and cash equivalents increased by $28.9 million, marketable securities and deposits increased by $9.4 million, and availability under the revolving credit facility increased by $49.0 million.

At September 30, 1998, total shareholders' equity was $2.1 billion, a $125.9 million increase from December 31, 1997. This increase was due to net income of $222.1 million and other items of $0.8 million, less Common Stock repurchases and dividends of $69.0 million and $28.0 million, respectively. Debt (current and long-term debt and the revolving credit facility) decreased by $82.2 million to $1.5 billion at September 30, 1998 due to lower borrowings under the revolving credit facility and early and scheduled principal payments under debt agreements.

The ratio of long-term debt (revolving credit facility and non-current portion of long-term debt) to total capitalization (revolving credit facility, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) decreased from 41% at December 31, 1997 to 39% at September 30, 1998.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At September 30, 1998, Tosco had available for issue $779 million of securities pursuant to this shelf registration statement.

Tosco's Board of Directors previously approved the repurchase of up to $300 million of Tosco Common Stock. Through October 31, 1998, Tosco has repurchased 3,246,000 shares of Common Stock for $75.9 million. Future purchases, if any, will be made from time to time in the open market or otherwise at prevailing prices which Tosco considers opportune and as permitted by applicable securities laws.

The Revolving Credit Facilities, as well as funds potentially available from the issuance of securities, provide Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months.

CAPITAL EXPENDITURES

Tosco spent $311.7 million on budgeted capital projects during the first nine months of 1998, primarily at retail sites (enhancing existing sites and upgrading underground storage tanks) and the San Francisco Area Refinery System. Refinery capital spending programs were primarily for the completion of projects related to compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Tosco continues its efforts to rationalize its marketing system, and is divesting selected non-core properties.

IMPACT OF THE YEAR 2000 ISSUE

Historically, certain computer programs have used two digits rather than four digits to define a given calendar year. Computer programs that use two digits to define the year may recognize a date using "00" as the year 1900 rather than 2000. This could result in business and field system failures or miscalculations which could cause serious disruptions of operations. This is generally referred to as the "Year 2000 Issue." For several years, Tosco has been proactively upgrading and replacing its information systems. During early 1998, Tosco formed a Year 2000 Program Office to coordinate the efforts of Tosco's operating units and administrative departments in addressing the Year 2000 Issue. Three primary areas related to the Year 2000 Issue are being addressed: business systems; field systems; and third parties. Each of these areas is being addressed in five overlapping phases: (i) identification and assessment of critical systems, equipment, and business relationships requiring modification or replacement prior to 2000; (ii) formulating compliance action plans; (iii) upgrading, replacing, and/or remediating noncompliant systems and equipment; (iv) testing; and (v) contingency and business continuation planning.

BUSINESS SYSTEMS: These include computer systems and applications relating to operations such as financial reporting, human resources, purchasing, commercial, supply, pricing, and marketing. Tosco has substantially completed the assessment and planning phases related to its critical business systems and is currently addressing Year 2000 problems, primarily through software upgrades and replacements, and remediation of existing systems. The upgrades, replacements, and remediation of Tosco's core business systems, as well as testing which is being done on an ongoing basis, are on schedule and expected to be substantially completed by June 30, 1999.

FIELD SYSTEMS: These include embedded computer chips and computer systems relating to Tosco's refining, distribution, and marketing operating assets. Tosco has completed an assessment of the Year 2000 compliance status of substantially all of its field systems and is currently developing and implementing plans related to its field system Year 2000 Issues, primarily by replacing and remediating noncompliant systems. Tosco expects these plans to be substantially implemented by September 30, 1999 for its marketing, distribution, and refining field systems. The balance of field system replacements and remediation is expected to be performed during scheduled turnarounds of major refinery processing units. Internal and vendor assisted testing is being done on an ongoing basis as the systems are replaced or remediated. Field system remediation is currently lagging behind Tosco's business system remediation.

THIRD PARTY RELATIONSHIPS: These include Tosco's critical suppliers, vendors, customers, financial institutions, utilities, telecommunication providers, governmental entities, and others with whom Tosco does significant business (collectively "third parties"). Tosco has initiated two-way communications with critical third parties about their plans and progress in addressing the Year 2000 Issue. Tosco will continue to communicate with and monitor the progress its third parties are making in addressing their Year 2000 Issues. Tosco's ability to accurately assess the Year 2000 readiness of its third parties is dependent in large part upon the completeness and reliability of the third parties representations.

CONTINGENCY PLANS: Tosco has formed a Year 2000 Contingency Task Force (the "Task Force") which includes representatives from all business segments and other functional responsibilities. The Task Force is currently evaluating various business disruption scenarios. As business disruption plans are identified, the Task Force will evaluate existing contingency plans, formulate new contingency plans as appropriate, and develop preemptive strategies. Additionally, Tosco will formulate contingency plans based on the progress its third parties are making in addressing their Year 2000 Issues. By June 30, 1999, the Task Force will organize crisis management teams and formalize these Year 2000 plans and strategies in conjunction with Tosco's existing contingency plans for equipment failures, emergencies, and other business disruptions. Throughout the balance of 1999, the Year 2000 contingency plans and strategies will be modified as facts and circumstances change.

COSTS: Tosco's Year 2000 compliance costs include external consultants and contractors, compensation costs of internal employees working directly on Year 2000 Issues, purchases of software and hardware, and system upgrades and modifications which were accelerated to address the Year 2000 Issue. Tosco does not believe these historical and estimated future costs will have a material adverse effect on its 1998 or 1999 operating results or financial position.

RISKS: Tosco believes its business and field systems will be substantially Year 2000 compliant prior to September 30, 1999. Based on information received to date, Tosco further believes that its critical third parties will be Year 2000 compliant during 1999. In the event that Tosco is unable to make the necessary computer system changes on a timely basis, fails to identify all critical Year 2000 Issues, or is unable to implement appropriate contingency plans, such inability could cause significant business disruptions. Additionally, Tosco could incur significant business disruptions if one or more of its critical third parties (over whom Tosco does not have control) is not Year 2000 compliant by December 31, 1999. Business disruptions such as production and/or distribution shutdowns, out-of-stock conditions, communication and/or energy outages, or billing and/or collecting problems could negatively affect Tosco's results of operations.

The foregoing Year 2000 disclosure is based on Tosco's current expectations, estimates, and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effect of the Year 2000 Issue on Tosco may be different from our current assessment.

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

                            PART II OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

In early 1998, a trial court found in Tosco's favor on its claim against Koch Industries (Tosco Corporation v. Sun Company Inc. (R&M), ET AL., U.S. District Court, Western District of Oklahoma, Case No. CIV95 556M). On May 4, 1998, Koch Industries filed a Notice of Appeal to the 10th Circuit Court of Appeals seeking review of the trial court decision (1997 10K).

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     11 - Computation of Earnings Per Share (see page 15)

     27 - Financial Data Schedule (filed electronically only)

b. Reports on Form 8-K:

     None.