Form 10-K
period 1998-12-31
TOSCO CORP
filed 1999-03-31
CIK 74091

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $3,123,469,647.

     Registrant's Common Stock outstanding at March 1, 1999 was 152,356,373 shares.

     Portions of registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III, as set forth herein.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                TOSCO CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K


Items 1 and 2.  Business and Properties                                     1

                Introduction                                                1

                Petroleum Refining, Supply, Distribution,
                 and Marketing                                              1

                Other Activities                                            8

                Office Properties                                           9

                Employees                                                   9

Item 3.         Legal Proceedings                                           9

Item 4.         Submission of Matters to a Vote of Security Holders        10

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters                                        13

Item 6.         Selected Financial Data                                    13

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        15

Item 8.         Financial Statements and Supplementary Data                24

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                        24

Item 10.        Directors and Executive Officers of the Registrant         24

Item 11.        Executive Compensation                                     24

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management                                             24

Item 13.        Certain Relationships and Related Transactions             24

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                        24

                Index to Consolidated Financial Statements
                and Financial Statement Schedules                          F-1

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


                                  INTRODUCTION

     Tosco Corporation ("Tosco") is one of the largest independent refiners and marketers of petroleum products in the United States, operating principally on the East and West Coasts of the United States. Tosco operates eight refineries with the capacity to process approximately 950,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products. Through its retail distribution network, Tosco sells approximately 4.5 billion gallons of fuel annually. Tosco has owned the "76" products terminal and pipeline distribution system since 1997, expanding upon Tosco's 1996 purchase of The Circle K Corporation ("Circle K"), by which Tosco became one of the nation's largest operators of company-controlled convenience stores. Tosco also engages in related commercial activities throughout the United States and internationally. Tosco's refining and marketing business is managed and operated through two divisions, Tosco Refining Company, based in Linden, New Jersey, and Tosco Marketing Company, based in Tempe, Arizona.

     Tosco was incorporated under the laws of the State of Nevada in 1955. Its principal executive offices are located at 72 Cummings Point Road, Stamford, Connecticut 06902 and its telephone number is (203) 977-1000.


             PETROLEUM REFINING, SUPPLY, DISTRIBUTION, AND MARKETING

REFINING

     Tosco, through five major facilities consisting of eight refineries, processed in 1998 approximately 945,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products, chiefly light transportation fuels (gasoline, diesel, and jet fuel) and heating oil. Tosco's refining facilities are located on the East and West Coasts of the United States.

     Bayway Refinery ("Bayway"), located in Linden, New Jersey, on the New York Harbor and Trainer Refinery ("Trainer"), located in Trainer, Pennsylvania, near Philadelphia, are operated in coordination with each other. Bayway can process in excess of 275,000 barrels per day of crude oil and other feedstocks. Bayway's facilities include hydrodesulfurization units and the largest fluid catalytic cracking unit in the world. Bayway produces transportation fuels and is a principal supplier of heating oil to the U.S. East Coast.

     Trainer, acquired in a shutdown mode in February 1996 and started up by Tosco in May 1997 after an approximately $100 million modernization and upgrading program, can process approximately 170,000 barrels per day of crude oil. Trainer's fluid catalytic cracking unit, hydrocracking unit and hydrodesulfurization units enable it to produce a high percentage of light refined petroleum products. Bayway and Trainer, Tosco's two East Coast refineries, have ready access to marine, rail, and truck transportation and product distribution pipelines, giving them considerable flexibility to change their raw material input and product output to respond to changing market conditions.

     Bayway currently produces approximately 4.7 million barrels per year of light petroleum products, including propylene used in the manufacture of polypropylene. In February 1999 Tosco and Union Carbide Corporation ("Union Carbide") entered into a memorandum of understanding to create a joint venture for the marketing of polypropylene. Tosco anticipates beginning the two-year construction of a 775 million pound per year polypropylene plant at Bayway later in 1999. Tosco will use Union Carbide's UNIPOLTM PPProcess for the plant. Tosco's production from the new plant when completed, comprising a full range of homopolymers and random and impact copolymers, will be committed to the joint venture with Union Carbide, as will the production of Union Carbide's plants at Seadrift, Texas, and Norco, Louisiana. Combined capacity of the three plants is estimated to be 1.6 billion pounds annually, to be marketed by Union Carbide. Polypropylene is used to make a wide range of film, fiber and molded consumer and industrial products. The joint venture is expected to be one of the top five suppliers of polypropylene in North America. All of Bayway's propylene production will be sold to the new joint venture on a long-term basis at market related prices. The plant's Linden, New Jersey location will be an advantageous site, near major consumers of polypropylene, many of which are located in the Northeast and Midwest. Completion of the transaction and formation of the joint venture are subject to reaching a final agreement, Board of Directors and certain regulatory approvals, and satisfaction of other conditions.

     Avon Refinery ("Avon"), Rodeo Refinery ("Rodeo"), both located in the San Francisco Bay area, and Santa Maria Refinery ("Santa Maria"), located on the mid-California coast (collectively, the San Francisco Area Refinery ("SFAR") System), are operated on an integrated basis. Avon has approximately 130,000 barrels per day of crude oil processing capacity. Rodeo and Santa Maria, both acquired in 1997 from Union Oil Company of California ("Unocal"), together have approximately 120,000 barrels per day of crude oil distillation capacity. SFAR is technologically complex with coking, catalytic cracking, hydrocracking, and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. Coke calcining plants, acquired from Unocal in 1997, are located near Rodeo and Santa Maria and are operated as part of SFAR. The calcining facilities process green petroleum coke, a by-product of refining operations, for use in the production of aluminum and other industrial applications.

     The Los Angeles Refinery ("LAR") System, consisting of two linked refineries located in Carson and Wilmington, California, acquired from Unocal in 1997, has approximately 140,000 barrels per day of crude oil and other feedstock processing capacity. LAR is a technologically complex facility with coking, catalytic cracking, hydrocracking, and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. It is capable of processing a broad range of crude oils and other feedstocks into a high percentage of light refined petroleum products, consisting chiefly of transportation fuels. Pipelines and marine facilities link LAR to various crude supply and product distribution systems in the large southern California market area.

     In the Northwest, Ferndale Refinery ("Ferndale") is located on Puget Sound, 100 miles north of Seattle. It is connected by the Olympic pipeline to its major retail markets, has crude oil distillation capacity of approximately 95,000 barrels per day, and is equipped with thermal catalytic cracking and hydrodesulfurization units, as well as modern marine facilities.

     The following table sets forth certain significant refining operating data for the years ended December 31, 1998, 1997, and 1996. A barrel is equal to 42 gallons.

                            REFINING DATA SUMMARY (A)

                                                                                1998               1997                    1996
                                                                        ------------------    -----------------   ------------------
Average charge barrels input per day:
     Crude oil                                                                 837,200                703,400             468,900
     Other feed and blending stocks                                            107,600                 90,000              66,100
                                                                         -------------         --------------       -------------
                                                                               944,800                793,400             535,000
                                                                         =============         ==============       ===============

Average barrels of petroleum products produced per day:
     Gasoline                                                                  507,200                415,800             269,900
     Distillates                                                               217,100                196,400             151,100
     Jet fuel                                                                   62,600                 49,800              12,900
     Residuals                                                                  93,200                 77,700              71,200
     Propane                                                                    20,800                 15,800              16,900
     Petroleum coke                                                             29,800                 21,300               7,200
     Other                                                                      11,600                 11,000               9,300
                                                                         -------------         --------------       -------------
                                                                               942,300                787,800             538,500
                                                                         =============         ==============       ==============

(a) The refining data summary presents the operating results of the following refineries:
     - Bayway Refinery, located on the New York Harbor;
     - Ferndale Refinery, located on Washington's Puget Sound
     - Los Angeles Refinery System, comprised of two refineries in Los Angeles
       (the period beginning April 1, 1997)
     - San Francisco Area Refinery System, comprised of the Rodeo-Santa Maria
       Complex (the period beginning April 1, 1997) and the Avon Refinery
     - Trainer Refinery, located near Philadelphia (the period beginning May 8,
       1997).

RAW MATERIAL SUPPLY

     During 1998, Tosco's crude oil, feedstock, and blendstock requirements of approximately 945,000 barrels per day were supplied by third parties. Tosco's 1998 East Coast requirements of approximately 462,000 barrels per day were met from foreign imports. Approximately 18% of Tosco's East Coast requirements were met by long-term contracts, with suppliers such as Statoil (Norway), a consortium of producers in Argentina, and other foreign sources. Tosco's 1998 West Coast requirements of approximately 483,000 barrels per day were supplied primarily through domestic production, mainly Californian and Alaskan crudes, and to a lesser extent foreign imports. Approximately 75% of Tosco's West Coast requirements were met by long-term contracts, with suppliers such as BP Oil Supply Company ("BP Oil"), Chevron U.S.A. ("Chevron"), Exxon Corporation ("Exxon"), Equiva Trading Company ("Equiva"), and Occidental Petroleum Company ("Occidental"). These barrels are delivered to Tosco's West Coast refineries primarily through the major crude oil pipelines in California. To the extent these pipelines are not available, Tosco's future operating results may be adversely affected. The balance of Tosco's 1998 West and East Coast crude oil and feedstock requirements were purchased on the spot market. During 1998, Tosco resold less than 5% of its raw material purchases.

     For the supply of Bayway and Trainer on the East Coast, Tosco has several term contracts with foreign suppliers of crude oil and feedstocks and believes that, in the event such contracts are terminated, it would be able to replace them in the market without material adverse effect. In connection with the two East Coast refineries' reliance on European sources as their primary suppliers of crude oil, Tosco's U.K. subsidiary (established in 1994 for the purpose of obtaining better information and access to the European markets) continues to act as a resource. Tosco's long-term lease agreement with Statia Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada, entered into in 1994, remains in place. Similarly, Tosco's twelve-year agreement, through a subsidiary, also entered into in 1994 with Neptune Orient Lines, Ltd. of Singapore for the charter of four 100,000 deadweight ton ("DWT") crude oil tankers, remains in place. The double hulled tankers were built to maximize the use of Bayway's dock receiving facilities as well as to meet the requirements of the U.S. Oil Pollution Act of 1990. The tankers are being utilized to move crude oil to Bayway and Trainer, or other locations, from the Nova Scotia storage location and for direct shipments from suppliers.

     In February 1998, Tosco entered into a fifteen year contract with Occidental to buy a substantial portion of Occidental's crude oil production from the Elk Hills oil field in California. Tosco is building a 14-mile pipeline from the Elk Hills field to existing lines that serve Tosco's SFAR System, reducing Tosco's delivered raw material cost and better utilizing Tosco's existing pipeline assets. This domestic supply of light crude oil will significantly reduce the need for Tosco to purchase waterborne crude oil for Tosco's West Coast operations. Tosco anticipates it will purchase additional Elk Hills production as it becomes available.

     Tosco believes its average crude oil inventory is presently sufficient for normal refinery operations at its refineries. Tosco's crude oil inventory level is managed in light of market risk, carrying costs, and delivery method.

     The cost to Tosco of crude oil and other feedstocks depends on many factors, including the terms of purchase, credit, and delivery. In general, heavy crude oils are less expensive than lighter crude oils. Thus, if Tosco's West Coast refineries' supply of San Joaquin Valley heavy crude oil is reduced or curtailed, or if its price relative to lighter crude oils increases, Tosco's operations could be adversely affected. Similarly, since Congress and the President deregulated the Alaska North Slope ("ANS") crude oil market by permitting ANS to be exported in 1995, the deregulation may result in an increase in ANS crude prices from time to time. With respect to Tosco's East Coast refineries, Bayway and Trainer, if their foreign sources of crude oil or the marine system for delivering crude oil (including required marine insurance for possible marine environmental liabilities) were curtailed, Tosco's operations could be adversely affected. In addition, the loss, or an adverse change in the terms, of certain of the crude oil supply contracts described above or the loss of other sources or means of delivery of crude oil could have a material adverse effect on Tosco's operating results. The volatility of prices and quantities of crude oil that may be purchased on the spot market or pursuant to long- and short-term contracts could materially adversely affect Tosco's operating results.

WHOLESALE MARKETING AND DISTRIBUTION

     Tosco sells unbranded refined petroleum products to wholesale purchasers. Tosco's wholesale sales of gasoline and distillates are made to large end users, retailers, independent marketers, and jobbers who serve unbranded markets, including the retail, industrial, commercial, agricultural, and governmental classes of trade. Sales are also made to other refiners and resellers, both major and independent. Tosco generally sells its other industrial petroleum products directly to the end users and resellers of such industrial products. Tosco's costs associated with meeting the federal and state environmental requirements of 1990 and more recently, particularly the CARB Phase II requirements in California, were significant. Tosco cannot be certain that its costs will be fully recovered. Tosco's ability to sell its products on economical terms is dependent, in part, on the competitive position of its customers in changing and often turbulent markets. During 1998 and 1997, wholesale gasoline products (including product transfers to retail marketing) accounted for approximately 53% and 55%, respectively, of Tosco's wholesale petroleum revenues, while distillates (including product transfers to retail marketing) accounted for approximately 25% of Tosco's wholesale petroleum revenues in both 1998 and 1997. Tosco's average inventory of gasoline and distillates is 10 to 15 days of wholesale sales.

     There were no long-term sales contracts (i.e., in excess of one year) that accounted for more than 10% of Tosco's consolidated revenues.

     During 1998 and 1997, Tosco purchased for resale an average of approximately 326,000 and 365,000 barrels per day, respectively, of petroleum products from third parties.

     In 1998, Tosco distributed refined petroleum products, principally in the Eastern and Western United States, through an extensive distribution network comprised of 170 proprietary and third-party terminal locations in 28 states and by means of pipelines, rail tank cars, trucks, ocean-going tankers, and barges. See Note 17 to the Consolidated Financial Statements. Tosco's proprietary petroleum trucking operations, located primarily on the West Coast, deliver approximately 4,000,000 gallons per day of products.

     Tosco also engages in commercial activities related to its petroleum refining, distribution, and marketing businesses throughout the United States and internationally. During 1998, commercial operations were based in Stamford, Connecticut.

LUBRICANTS

     Tosco's 76 Lubricants Company markets lubricating oils and greases internationally. Tosco entered the lubricants market with its acquisition of a lubricants manufacturing, distribution, and marketing business from Unocal in 1997. Tosco's four lubricant blending and packaging facilities are located in Los Angeles, California, in Richmond, California (approximately 30 miles east of San Francisco), in Portland, Oregon, and Savannah, Georgia. From these plants over 55 million gallons annually of automotive and commercial motor oils, industrial oils, gear oils, and greases are sold directly to large end users, retail discount chains, and to over 200 petroleum jobbers in the United States and in 70 countries internationally. In 1998, jobbers accounted for approximately 80% of all sales.

     Tosco entered into long-term supply agreements with base stock refiners to ensure a supply of the high quality base stocks needed for its lubricants operations. These supply agreements provide base stocks on terms which Tosco considers favorable. Tosco does not anticipate difficulty obtaining necessary supplies in the event these suppliers could not meet their commitments.

RETAIL MARKETING

     Tosco's retail system currently includes approximately 5,070 retail marketing locations operating under the BP, Exxon, 76 and Circle K tradenames, approximately 2,420 of which are company-controlled and operated, approximately 1,310 are company-controlled and dealer-operated, approximately 1,090 are owned and operated by third parties, and approximately 250 are franchise locations. Approximately 320 of the company-controlled and operated sites do not sell gasoline.

     Tosco's U.S. retail gasoline marketing business grew significantly, into the system described above, with the acquisition of refining and marketing assets from Unocal in 1997, following Tosco's 1996 acquisition of Circle K, which had combined Tosco's then existing retail operations with the Circle K stores. In December 1993, Tosco had entered the retail marketing business with the acquisition of BP's retail marketing system in the Pacific Northwest, in a transaction that gave Tosco an exclusive license to market under the BP brand in Washington and Oregon. In August 1994, Tosco acquired BP's Northern California retail marketing system, extending the existing license for a twelve year term and expanding it to include a total of nine Western states. Tosco's retail marketing system was further expanded with the acquisition of Exxon's Arizona retail assets in December 1994, including the right to market under the Exxon brand in Arizona for seven years. In February 1996, Tosco expanded in the East by acquiring BP's Northeast retail marketing system, including a jobber network of approximately 500 service stations. The acquisition gave Tosco a license to market under the BP brand in eleven Northeastern states and the Washington, D.C. metropolitan area for a period of at least 15 years. The Northern California retail assets (rebranded from BP to 76 in 1997 and 1998) and Arizona retail assets are leased from special purpose entities that purchased the assets from BP and Exxon, respectively.

     As of December 31, 1998, the portion of Tosco's retail gasoline system which is 76-branded consists of approximately 1,860 gasoline stations, approximately 1,490 of which are company-controlled. Approximately 320 of these gasoline stations in California are leased from a special purpose entity that purchased these assets directly from Unocal in 1997. In addition, as of December 31, 1998, Tosco had approximately 3,620 other gasoline service stations and/or Circle K convenience stores, in 28 states, many of which were company-controlled. Circle K stores are primarily located in the "sunbelt region" of the United States, which provides attractive opportunities for convenience retailing due to its relatively high population growth and warm climate. Since 1996, Tosco has been one of the nation's largest operators of company-controlled convenience stores.

     The following table sets forth certain significant retail operating data for the years ended December 31, 1998, 1997, and 1996. A barrel is equal to 42 gallons.

                                           RETAIL DATA SUMMARY (A)

                                                                         1998             1997              1996
                                                                    -------------    --------------    ---------------
Volume of fuel sold (thousands of gallons)                            4,490,448        4,159,360          2,060,590
Blended fuel margin (cents per gallon) (B)                                 12.1             12.8               11.6

Merchandise sales (thousands of dollars)                           $  2,097,810    $    2,003,417      $  1,173,370
Merchandise margin (percentage of sales)                                   29.6%             29.4%             29.7%

Other retail gross profit (thousands of dollars)                   $    112,918    $      116,162      $     53,000

(a) The Retail Data Summary includes the operations of The Circle K Corporation subsequent to May 30, 1996 (date acquired) and the 76 Products gasoline service stations subsequent to March 31, 1997 (date acquired).

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales, divided by fuel gallons sold.

GASOLINE DISTRIBUTION AND SUPPLY

     In 1998, the retail operations of Tosco sold over 4.4 billion gallons of gasoline including the operations of the convenience store system. The convenience stores provide an important advantage in the sale of gasoline in the competitive retail gasoline markets, as do the presence of such amenities as car washes. All Tosco gasoline stations accept major credit cards.

MERCHANDISING

     In 1998, the retail operations of Tosco, including Circle K and 76 Products, had over $2 billion of merchandise sales. Offering gasoline is an important competitive advantage in the convenience store retailing industry. The convenience stores benefit not only from the sale of gasoline but also from increased customer traffic in the stores occasioned by gasoline purchases.

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

     Environmental compliance at the refineries and terminals has required, and will continue to require, capital expenditures. Tosco spent approximately $88 million in 1998 and $21 million in 1997 for such capital expenditures. Tosco currently estimates that capital expenditures for environmental compliance may approximate $53 million and $49 million for 1999 and 2000, respectively. Such amounts do not include amounts that may be necessary to produce gasoline to meet changing "clean fuels" specifications.

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

     Under current federal and certain state regulatory programs, Tosco was obligated to upgrade or replace by December 22, 1998, those USTs it owned or operated which did not meet new corrosion protection and overfill/spill containment standards. In some states, this upgrading or replacement was required to be accomplished by earlier dates. Tosco evaluated each of its sites selling gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs. In certain instances where Tosco believed it would be unable to meet the December 22, 1998 or other applicable deadline, Tosco has taken sites out of service until they can be brought up to the applicable standards or has taken them out of service permanently.

     Environmental capital expenditures in Tosco's retail system, including those relating to upgrading or replacing existing USTs, were approximately $60 million in 1998 and are estimated to be approximately $9 million in 1999. Tosco's estimated capital expenditures to comply with these UST regulations may increase if certain upgrade alternatives at particular sites cannot be implemented, thus requiring the replacement of USTs at these sites.

     As evidence of Tosco's continuing commitment to the environment, Tosco is advocating two important initiatives for clean fuels. First, Tosco believes that MTBE, which poses a potential water pollution threat, should be reduced or eliminated as an additive in gasoline. Secondly, Tosco vigorously supports a dramatic reduction in the amount of sulfur allowed in gasoline - from the current national average of approximately 350 ppm down to 80 ppm or less. Automobile manufacturers have indicated that a nationwide low-sulfur, clean fuel specification is important for the design of new cars to achieve the low tailpipe emission levels mandated in 2004.

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

     Tosco faces strong competition in its market for the sale of refined petroleum products, including gasoline. Such competitors, especially major integrated oil companies, have in the past and may in the future engage in marketing practices that result in profit margin deterioration for Tosco for periods of time, causing an adverse effect on Tosco. Tosco does not believe that there is any one or a small number of dominant competitors in the petroleum refining and marketing business. Tosco does not know its precise competitive position therein. Tosco's principal methods of competing are low unit cost of production, price, or service. Tosco believes it is able to compete with these methods because of its facilities, their locations, and direction of management.

     Tosco must purchase all of its crude oil and substantially all of its feedstock supplies from others, while some of its competitors have proprietary sources of crude oil available for their own refineries. Tosco has agreements with British Petroleum, Exxon, Statoil, Equiva, Shell, and others to provide Tosco certain amounts of crude oil. Under present market conditions, Tosco does not anticipate difficulty in obtaining necessary crude oil supplies. See "Petroleum Refining, Supply, Distribution, and Marketing - Raw Material Supply."

     Tosco faces similarly strong competition in the sale of petroleum lubricants. The lubricants market is fragmented. Major integrated oil company brands are the main competitors in the engine oil segment. These same companies as well as specialty oil marketers are active in the industrial oil market. Tosco must purchase all of its lubricants base stock from its competitors. See "Petroleum Refining Supply, Distribution and Marketing - LUBRICANTS."

     Tosco also faces strong competition in the market for the sale of retail gasoline and merchandise. The competitors include service stations of large integrated gasoline companies, independent gasoline service stations, other convenience stores owners and operators, fast food stores, supermarkets, warehouse retailers, neighborhood grocery stores and other similar retail outlets, some of which are well-recognized national or regional retail systems. Tosco believes that among the key competitive factors in the retail gasoline markets are site location, name recognition, customer loyalty, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions, and marketing. Retail gasoline similar or identical to that sold by Tosco is generally available to its competitors. Tosco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores which provide a wide variety of branded products at reasonable prices, and using effective advertising and promotional campaigns.

OPERATING PROPERTIES

     Tosco, itself or through its wholly owned subsidiaries, owns the sites at which its refineries are located (2,300-acre site at Avon, 1,300-acre site at Bayway, 850-acre site at Ferndale, 650-acre site at LAR, 1,210-acre site at Rodeo, 1,790-acre site at Santa Maria and a 500-acre site at Trainer) and the buildings, tanks, pipelines, and related facilities.

     Tosco had available at December 31, 1998, through ownership, lease agreement, exchange, or other appropriate arrangement, the use of storage tanks, loading racks, wharves, and other related assets at approximately 170 terminal distribution locations in 28 states. Tosco believes its refinery-related properties are well-maintained and are suitable and adequate for their present purposes.

     Tosco or its wholly owned subsidiaries own or control by lease over 3,730 retail service stations located in 28 states. In addition to marketing transportation fuels (gasoline and diesel), many of the stations have convenience store, car wash, and/or automotive repair facilities.

PATENTS AND TRADEMARKS

     Tosco's patents relating to petroleum and lubricants operations are not material to Tosco as a whole. The ownership of the 76, Union 76 and Circle K tradenames and other trademarks employed in the marketing of petroleum products are important to Tosco's operations.

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

                                OFFICE PROPERTIES

     At December 31, 1998, Tosco occupied a total of approximately 800,000 square feet of office space principally in Linden, New Jersey, Tempe, Arizona, and Stamford, Connecticut, and at various office locations for the refining and retail systems. The office space occupied by Tosco is generally suitable and adequate for its purposes.

                                    EMPLOYEES

     At December 3l, 1998, Tosco had approximately 26,300 employees at various locations, including approximately 19,700 store personnel, of which approximately 5,300 are part-time. Approximately 9% of Tosco's employees, primarily those employed at the refining facilities, are represented by labor organizations. Tosco believes that its labor relations with its employees are good.

ITEM 3.  LEGAL PROCEEDINGS

     A refinery in Duncan, Oklahoma, formerly owned by Tosco, is subject to investigation by the Oklahoma Department of Environmental Quality ("ODEQ"). The ODEQ requested that Tosco participate with the former owner, Sun Company, Inc. (R&M) ("Sun"), from whom Tosco purchased the site, and the subsequent owners, including those to whom Tosco sold the site, in the investigation and potential remediation of alleged environmental contamination. On September 29, 1995, Tosco entered into a Consent Agreement and Final Order with ODEQ to investigate the extent of contamination at the refinery, conduct certain interim remedial actions, and prepare a remedial action plan. On April 10, 1995, Tosco filed a complaint for declaratory relief against Sun (TOSCO CORPORATION V. SUN COMPANY, INC. (R&M)), U.S. District Court, Western District of Oklahoma, Case No. Civ. 95
556M) to recover the costs of complying with the ODEQ order, and seeking an order determining Tosco's and Sun's rights and legal relations under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and the Oil Pollution Act ("OPA"), and under the Purchase Agreement through which Tosco purchased the Duncan Refinery, relating to the costs of environmental investigation and potential remediation at the site. The complaint was subsequently amended to name Koch Industries, Inc. ("Koch"), another former owner, as another defendant. On February 14, 1996, Tosco obtained default judgments against some of the current owners of the refinery. In January 1998, Tosco entered into a Settlement Agreement with Sun, pursuant to which Sun agreed to pay $7 million in exchange for a release from liability with respect to the site. In early 1998, a trial was held on Tosco's claim against Koch. The court ruled in Tosco's favor that Koch was responsible for effectively 15% of past and future investigation and remediation costs at the site. On May 4, 1998, Koch filed a Notice of Appeal to the 10th Circuit Court of Appeals seeking review of the trial court decision.

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

     In a case filed in 1996 by private litigants against all major petroleum refiners, distributors, and retailers in California, including Tosco, alleging that the defendants restrained trade and restricted the supply of a certain type of cleaner burning gasoline sold in California, AGUILAR, ET AL. V. ATLANTIC RICHFIELD CORPORATION, ET AL. (Superior Court of California, County of San Diego, Case No. 00700810), the court granted the Defendants' Motions for Summary Judgment in October 1997; however, on January 29, 1998, the court reversed itself and ordered a new trial. This ruling is pending on appeal. On January 28, 1998, a plaintiff allegedly representing a class of all wholesale purchasers of gasoline in the State of California sued nine petroleum refineries, including Tosco, making essentially the same allegations as those made in the Aguilar case, GILLEY V. ATLANTIC RICHFIELD CORP., ET AL., (U.S. District Court, Southern District of California, Case No. 93-CVU132BTM). The court has stayed all proceedings in this matter pending the decision of the Court of Appeals in the AGUILAR case.

     On October 22, 1998, a complaint was filed by a private litigant, purportedly on behalf of a class of all direct or indirect purchasers of California diesel fuel between March 19, 1996 and December 31, 1997, against all California refiners of California diesel fuel (CAL-TEX CITRUS JUICE, ET AL. V. ATLANTIC RICHFIELD COMPANY, ET AL. Superior Court of California, County of Sacramento, Case No. 98AS05227). The complaint alleges violations of various state statutes by the defendants' alleged conspiracy to fix prices of California diesel fuel. Tosco has filed an Answer.

     In October 1998, a complaint was filed against gasoline refiners and wholesalers in Hawaii, including Tosco, by the State of Hawaii alleging that defendants fixed the price of gasoline and allocated market share and seeking damages and injunctive relief (BRONSTER V. CHEVRON CORPORATION, ET AL., U.S. District Court, District of Hawaii, Case No. CV9800792SPK). Tosco has filed a Motion to Dismiss.

     In three cases, complaints were filed by private litigants and a water company against numerous defendants, including Tosco, alleging violation of state law in the production and sale of gasoline which included an additive, methyl tertiary butyl ether, (KUBAS, ET AL. V. UNOCAL CORPORATION, ET AL., Superior Court of California, County of Los Angeles, Case No. BC191876, COMMUNITIES FOR A BETTER ENVIRONMENT V. UNOCAL CORPORATION, ET AL., Superior Court of California, County of San Francisco, Case No. 997013, SOUTH TAHOE PUBLIC UTILITY DISTRICT V. ATLANTIC RICHFIELD COMPANY, ET AL., U.S. District Court, District of Delaware, Civil Action No. 98-336). It is alleged that the additive contaminated water supplies. Tosco has filed Answers in all cases.

     The California Air Resource Board (CARB) has issued a Report of Violation to Tosco alleging that Tosco supplied two service stations for two days with gasoline which did not meet California specifications (ROV F98-3-2). Tosco has reached a settlement in principle with CARB on this matter and other unrelated matters for a total of $200,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

                                   Served as          Principal Occupation
            Name           Age     an Officer Since   and Positions Held

Thomas D. O'Malley          57        1989             Chairman of the Board and
                                                       Chief Executive Officer
                                                       of Tosco since January
                                                       1990; President of Tosco
                                                       from May 1993 to May 1997
                                                       and from October 1989 to
                                                       May 1, 1990.

Jefferson F. Allen          53        1990             President of Tosco since
                                                       May 1997 and Chief
                                                       Financial Officer since
                                                       June 1990; Executive Vice
                                                       President from June 1990
                                                       to May 1997; Treasurer of
                                                       Tosco from June 1990 to
                                                       October 1995; various
                                                       positions, including
                                                       Chairman and CEO, with
                                                       Comfed Bancorp, Inc. and
                                                       related entities from
                                                       November 1988 to June
                                                       1990.

Robert J. Lavinia           52        1993             Executive Vice President
                                                       of Tosco and President of
                                                       Tosco Marketing Company
                                                       (a division of Tosco)
                                                       since February 1996;
                                                       Senior Vice President of
                                                       Tosco from May 1994 to
                                                       February 1996; Vice
                                                       President of Tosco from
                                                       1993 to May 1994;
                                                       President, Tosco Energy
                                                       Corporation during 1992;
                                                       prior to 1992, various
                                                       positions with Phibro
                                                       Energy for a period in
                                                       excess of five years.

Dwight L. Wiggins           58        1993             Executive Vice President
                                                       of Tosco and President of
                                                       Tosco Refining Company (a
                                                       division of Tosco) since
                                                       February 1996; Senior
                                                       Vice President of Tosco
                                                       from May 1994 to February
                                                       1996; Vice President of
                                                       Tosco from January 1993
                                                       to May 1994; President of
                                                       Bayway Refining Company
                                                       since January 1993; New
                                                       Jersey Area Manager for
                                                       Exxon Company U.S.A. 1990
                                                       to 1993.

Wilkes McClave III          51        1989             Senior Vice President of
                                                       Tosco since May 1996 and
                                                       General Counsel of Tosco
                                                       since May 1990; Vice
                                                       President of Tosco from
                                                       May 1990 to May 1996;
                                                       Secretary of Tosco since
                                                       August 1989; Assistant
                                                       General Counsel of Tosco
                                                       from January 1986 to May
                                                       1990.

Peter A. Sutton             53        1992             Senior Vice President of
                                                       Tosco since August 1998;
                                                       Vice President of Tosco
                                                       from January 1992 to
                                                       August 1998; Senior Vice
                                                       President of Tosco
                                                       Refining Company since
                                                       May 1990; various other
                                                       positions with Tosco for
                                                       a period in excess of
                                                       five years.

Duane B. Bordvick           53        1997             Vice President of Tosco
                                                       for environmental and
                                                       external affairs since
                                                       February 1997; Vice
                                                       President of Tosco
                                                       Refining Company for a
                                                       period in excess of five
                                                       years.

Craig R. Deasy              54               1986      Vice President and
                                                       Treasurer of Tosco since
                                                       October 1995; Vice
                                                       President and Treasurer
                                                       of Bayway Refining
                                                       Company since April 1993;
                                                       various other positions
                                                       with Tosco for a period
                                                       in excess of five years.

Ann Farner Miller           47               1996      Vice President of Tosco
                                                       for governmental
                                                       relations since May 1996;
                                                       director of governmental
                                                       relations of Tosco
                                                       Refining Company for a
                                                       period in excess of five
                                                       years.

Richard W. Reinken          42               1994      Vice President and Chief
                                                       Information Officer of
                                                       Tosco since November
                                                       1994; Senior Vice
                                                       President of Tosco
                                                       Marketing Company since
                                                       June 1996; Consultant,
                                                       Andersen Consulting from
                                                       1985 to 1994.

Robert I. Santo             55               1992      Vice President of Tosco
                                                       since January 1998; Chief
                                                       Accounting Officer of
                                                       Tosco since January 1992;
                                                       various other positions
                                                       with Tosco for a period
                                                       in excess of five years.

Wanda Williams              52               1996      Vice President of Tosco
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

PRICE RANGE OF COMMON STOCK

   1998          High       Low        Dividend         1997          High          Low            Dividend

1st Quarter    $37 7/8     $31 5/8       $0.06       1st Quarter     $31 1/2        $25 13/16        $0.06
2nd Quarter     36 5/8      26 3/8       $0.06       2nd Quarter      34 1/4         26 1/4          $0.06
3rd Quarter     31 1/1      20 7/8       $0.06       3rd Quarter      35 1/4         27 1/8          $0.06
4th Quarter     29          19 3/4       $0.06       4th Quarter      38 1/4         28              $0.06


     The number of Tosco shareholders of record on March 1, 1999 was 9,109.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data are qualified in their entirety by the more detailed Consolidated Financial Statements and related Notes at the end of this report. The Selected Financial Data for each of the five years ended December 31, 1998, are derived from the Consolidated Financial Statements of Tosco audited by PricewaterhouseCoopers LLP, independent accountants.

                       TOSCO CORPORATION AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
             (Thousands of Dollars, Except Per Share and Ratio Data)

                                                                     Year Ended December 31,
                                       -------------------------------------------------------------------------------------------
 Statement of Income Information (a)           1998           1997 (b)             1996 (c)                1995           1994
                                         --------------     ------------         ------------           ------------  ------------
  Sales                                   $12,021,527        $13,281,620           $9,922,611            $7,284,051    $6,365,757

 Operating contribution (d)                 1,215,684          1,168,128              725,613               389,411       333,249

 Depreciation and amortization                313,864            303,539              184,505               111,449        84,861

 Net income                                   106,209            212,675              146,286                77,058        83,843

 Diluted earnings per share                     $0.67              $1.37                $1.16                 $0.69         $0.75

 Cash dividends per common share                 0.24              0.24                  0.22                  0.21          0.21


                                                                           December 31,
                                           ----------------------------------------------------------------------------------------
 Balance Sheet Information                      1998          1997                 1996                    1995           1994
                                           -----------      ----------           -------------         --------------  ------------
 Total assets                              $5,842,816        $5,974,852            $3,554,825            $2,003,171    $1,797,206

 Revolving credit facility                   $196,000          $166,000                $-                  $ 45,000      $233,000
 Long-term debt                             1,358,553         1,415,257               826,832               579,036       454,429
 Trust Preferred Securities (e)               300,000           300,000               300,000
 Shareholders' equity                       1,912,990         1,944,055             1,070,323               627,110       575,464
                                           -------------     ------------          -----------         --------------- ------------
 Total capitalization                      $3,767,543        $3,825,312            $2,197,155            $1,251,146    $1,262,893
                                           =============     ============          ============        =============== ============
 Debt to total capitalization ratio (f)          0.41              0.41                  0.38                  0.50          0.54

 Book value per common share                   $12.57            $12.44                 $8.17                 $5.64         $5.18

   (a) Certain reclassifications, primarily the separate disclosure of depreciation and amortization, have been made to conform prior year information to the 1998 presentation.

   (b) Includes the operations of 76 Products for the period commencing March
31, 1997 (date acquired).

   (c) Includes the operations of The Circle K Corporation for the period commencing May 30, 1996 (date acquired).

   (d) Operating contribution is calculated as sales minus cost of sales.

   (e) Trust Preferred Securities consist of company-obligated, mandatorily redeemable, convertible preferred securities of Tosco Financing Trust, holding solely 5.75% convertible junior subordinated debentures of Tosco.

   (f) Debt includes cash borrowings outstanding under the revolving credit facility and long-term debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The business environment in 1998 was difficult. While income from operations (before special items) increased over 1997, it fell short of expectations due primarily to poor refining margins. Special items for 1998 were a pre-tax $240 million write-down to reduce the value of LIFO inventories to market, and a $40 million restructuring charge primarily related to the San Francisco Area Refining System. Tosco's marketing division continued to operate well in highly competitive markets. Significant progress was made in integrating the acquired Unocal operations. In February 1999, Standard & Poor's raised Tosco's corporate credit and senior unsecured debt ratings.

          On February 23, 1999, a fire occurred at a crude unit at the San Francisco Area Refinery, Avon facility. The fire was quickly isolated and extinguished with no offsite impacts or health risks to the community. On March 2, 1999, Tosco announced that the Avon Refinery would be shutdown for at least 30 days, while a thorough safety review is conducted.

RESULTS OF OPERATIONS

                                                                                        FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)                                 1998                  1997 (a)        1996(b)
                                                                           ------------------    -------------   -----------
Sales                                                                    $  12,021,527            $ 13,281,620   $  9,922,611
Cost of sales (c)                                                           10,805,843              12,113,492      9,196,998
Depreciation and amortization                                                  313,864                 303,539        184,505
Inventory writedown                                                            240,000                  53,000
Restructuring charge                                                            40,000                                 13,500
Selling, general, and administrative expenses (c)                              300,311                 296,338        196,335
Interest expense, net (d)                                                      122,707                 134,455         83,424
                                                                            -------------           --------------  -------------
Income before income taxes and distributions on Trust Preferred
  Securities                                                                   198,802                 380,796        247,849
Income taxes                                                                    82,502                 158,030        101,099
                                                                            -------------           --------------  -------------
Income before distributions on Trust Preferred Securities                      116,300                 222,766        146,750
Distributions on Trust Preferred Securities, net of income tax benefit          10,091                  10,091            464
                                                                            -------------           --------------  -------------
Net income                                                                   $ 106,209              $  212,675        $146,286
                                                                             =============          ==============   =============
Earnings per share (e)                                                       $    0.67              $     1.37        $   1.16
                                                                             =============          ==============   =============

(a) Results of operations include the West Coast petroleum refining, marketing, and related supply and transportation operations acquired from Union Oil
     Company of California ("Unocal") on March 31, 1997 (the "76 Products
     Acquisition").

(b) Results of operations include The Circle K Corporation ("Circle K") acquired on May 30, 1996 (the "Circle K Acquisition").

(c) Amounts have been restated to exclude depreciation and amortization.

(d) Interest expense has been restated to exclude the amortization of deferred financing costs.

(e) Earnings per share throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed on a diluted basis.



REFINING DATA SUMMARY (a):                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                              1998             1997              1996
                                                                         -------------    --------------    -------------
Average charge barrels input per day (b):
     Crude oil                                                                 837,200        703,400          468,900
     Other feed and blending stocks                                            107,600         90,000           66,100
                                                                         -------------    --------------    -------------
                                                                               944,800        793,400          535,000
                                                                         =============    ==============    =============

Average barrels of petroleum products produced per day (b):
     Clean products (c)                                                        786,900        662,000          433,900
     Other finished products                                                   155,400        125,800          104,600
                                                                         -------------    --------------    -------------
                                                                               942,300        787,800          538,500
-----                                                                    =============    ==============    =============

Operating margin per charge barrel (d)                                   $        4.61    $      4.89        $    4.89
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

(d)  Operating margin per charge barrel is calculated as operating contribution
     (sales less cost of sales), excluding refinery operating costs, divided by total refinery charge barrels. Operating contribution includes insurance recoveries related to the unscheduled 1997 shutdowns of the Bayway Refinery cat cracker and Avon Refinery hydrocracker.

RETAIL DATA SUMMARY (a):                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                              1998             1997              1996
                                                                         -------------    --------------    -------------
Volume of fuel sold (thousands of gallons)                                4,490,448        4,159,360         2,060,590
Blended fuel margin (cents per gallon) (b)                                     12.1             12.8              11.6
Number of gasoline stations at year end                                       4,476            4,652             3,270

Merchandise sales (thousands of dollars)                                $ 2,097,810      $ 2,003,417       $ 1,173,370
Merchandise margin (percentage of sales)                                       29.6%            29.4%            29.7%
Number of merchandise stores at year end                                       2,313            2,395            2,400

Other retail gross profit (thousands of dollars)                        $    112,918     $    116,162      $    53,000

(a) The Retail Data Summary includes the operations of Circle K and gasoline service stations acquired in the 76 Products Acquisition commencing May 30, 1996 and March 31, 1997 (the respective acquisition dates).

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

1998 COMPARED TO 1997

          Tosco earned net income of $106 million ($0.67 per share) in 1998 compared to $213 million ($1.37 per share) in 1997. Results of operations for 1998 include a $240 million ($140 million after tax, $0.88 per share) non-cash inventory writedown and a $40 million ($23 million after tax, $0.15 per share) restructuring charge. Results of operations for 1997 include a $53 million ($31 million after tax, $0.19 per share) non-cash inventory writedown. Sales in 1998 were $12.022 billion compared to $13.282 billion in 1997. This decrease of $1.260 billion was attributable to lower product prices partially offset by higher refinery throughput and retail fuel sales volumes. The higher throughput and sales volumes resulted from the 76 Products Acquisition (twelve months in 1998 versus nine months in 1997) and the full year operation of the previously shutdown Trainer Refinery, which was reopened on May 8, 1997.

          Operating contribution, as restated to exclude depreciation and amortization, of $1.216 billion for 1998 increased by $48 million over 1997. The increase was from refining ($54 million) partially offset by a decrease from marketing ($6 million).

          Refining operating contribution for 1998 increased by $54 million to $682 million due primarily to increased throughput (944,800 barrels per day ("B/D") in 1998 compared to 793,400 B/D in 1997) partially offset by lower operating margin per charge barrel ($4.61 in 1998 compared to $4.89 in 1997). The increase in throughput volumes was primarily due to the acquisition of the 76 Product refineries and the start-up of the Trainer Refinery, and to a lesser degree to increases at the Avon and Bayway refineries, both of which experienced no unscheduled shutdowns in 1998. The decrease in operating margin per charge barrel was primarily due to lower product prices experienced throughout 1998. Refining operating contribution includes insurance recoveries related to the unscheduled shutdowns in 1997 of the Bayway Refinery cat cracker and Avon Refinery hydrocracker.

          Marketing operating contribution for 1998 was $534 million compared to $540 million in 1997. The decrease of $6 million was due to lower blended fuel margins (12.1 cents per gallon in 1998 versus 12.8 in 1997) partially offset by higher fuel sales volumes from the 76 Products Acquisition and higher merchandise sales volumes and profit margins.

          Tosco recorded a $240 million charge for the write-down of raw material and product inventories to their fair value at December 31, 1998. The inventory writedown was the result of the steep market decline in crude oil and product prices in 1998 lowering the value of inventories acquired in connection with Tosco's acquisitions since 1993. During 1997, Tosco recorded a $53 million inventory write-down also as a result of declining prices.

          During 1998, Tosco recorded a $40 million charge primarily related to the restructuring of its San Francisco Area Refinery System. The restructuring will result in an increase in the production of clean burning CARB Phase 2 gasoline and is being made to improve efficiency, reliability, and profitability of the system, without compromising safety or environmental compliance. The key component of the restructuring plan revolves around the continued integration of the Avon Refinery and the Rodeo-Santa Maria complex acquired in 1997. The improved operation will involve the shutdown of several of the less efficient processing units at the Avon Refinery with resulting staff reductions. At December 31, 1998, the $40 million charge includes the write-down, shutdown, and dismantling costs of certain processing units and facilities that will no longer be used, contract termination costs, and employee severance. See Notes 8 and 21 to the Consolidated Financial Statements.

          Selling, general, and administrative ("SG&A") expenses for 1998 include the recognition of a $10 million gain on the sale of the Revere distribution terminal in Massachusetts, and approximately $3 million of non-recurring costs related to the consolidation of Tosco's offices. SG&A expenses for 1997 include non-recurring transition expenses of $18 million related to the integration of the 76 Products assets into Tosco's operations. Excluding these 1998 and 1997 non-recurring items, SG&A expenses increased by $29 million in 1998, due primarily to the 76 Products Acquisition.

          Net interest expense, as restated, for 1998 was $12 million less than 1997 due to lower levels of borrowings and interest rates under the Revolving Credit Facility.

          Income taxes, including the benefit associated with the distributions on company-obligated, mandatorily redeemable, convertible preferred securities ("Trust Preferred Securities"), were $75 million for 1998 compared to $151 million in 1997. The decrease was due to lower taxable income in 1998.

1997 COMPARED TO 1996

          Tosco earned net income of $213 million ($1.37 per share) in 1997 compared to $146 million ($1.16 per share) in 1996. Results of operations for 1997 include a $53 million ($31 million after tax, $0.19 per share) non-cash inventory writedown as a result of higher levels of inventories from the 76 Products Acquisition and the start-up of the Trainer Refinery combined with declining raw material and product prices in late 1997. Results of operations for 1996 include a pre-tax charge of $13 million ($8 million after-tax, $0.06 per share) for the consolidation of the retail marketing division following the acquisition of Circle K.

          Operating contribution (sales less cost of sales) was $1.168 billion in 1997 compared to $0.726 billion in 1996, an increase of $442 million: $155 million for refining and $287 million for marketing. Operating contribution for 1997 and 1996 have been restated to exclude depreciation and amortization previously included in cost of sales.

          Refining operating contribution for 1997 increased by $155 million to $628 million due primarily to increased throughput (793,400 barrels per day ("B/D") in 1997 compared to 535,000 B/D in 1996). This increase was due to the acquisition of the 76 Product refineries and the start-up of the Trainer Refinery, partially offset by reduced throughput at the Avon Refinery during the 1997 first and second quarters and an unscheduled shutdown of the Bayway Refinery cat cracker in the 1997 first quarter. Lower throughput at the Avon Refinery was due to the scheduled turnaround of the coker unit and the unscheduled hydrocracker shutdown. The 1997 refining operating margin per charge barrel, which fluctuated significantly during the year, averaged $4.89, consistent with the 1996 average. Refinery operating contribution for 1997 includes insurance recovery accruals related to the Avon hydrocracker and the Bayway cat cracker.

          Marketing operating contribution for 1997 increased by $287 million to $540 million primarily due to the 76 Products and Circle K Acquisitions and higher blended fuel margins. The volume of fuel sales approximately doubled to
4.16 billion gallons and the blended fuel margin increased by 1.2 cents per gallon, despite a higher proportion of dealer/jobber sales resulting from the 76 Products Acquisition. Fuel margins at dealer/jobber sites are typically lower than company-operated sites. The increase in blended fuel margins occurred in the fourth quarter due to declining wholesale product prices without a corresponding decline in retail prices. The retail operating contribution also increased in 1997 due to increased merchandise sales ($2.003 billion in 1997 compared to $1.173 billion in 1996) with reasonably consistent margins.

          Depreciation and amortization for 1997 was $304 million, a $119 million increase compared to the 1996 balance of $185 million. This increase was primarily due to the 76 Products Acquisition and the Trainer Refinery reopening.

          SG&A expenses were $296 million in 1997 compared to $196 million in 1996. The increase of $100 million was primarily attributable to the 76 Products and Circle K Acquisitions, including nonrecurring transition expenses of $18 million related to the integration of 76 Products into Tosco's operations. Incentive compensation also increased in 1997 due to higher levels of operating income.

          Net interest expense for 1997 increased by $51 million compared to 1996. This increase is primarily due to higher debt levels incurred to finance Tosco's expanded operations and acquisitions.

          Income taxes, including the benefit associated with the distributions on Trust Preferred Securities, were $151 million for 1997 compared to $101 million in 1996. The increase was due to higher taxable income in 1997. The effective income tax rate also reflects the effect of the nondeductibility of amortization of certain intangible assets acquired in the Circle K Acquisition.

OUTLOOK

          Results of operations are primarily determined by the operating efficiency of the refineries and by refining and retail fuel margins. On February 23, 1999, a fire occurred at a crude unit at Tosco's Avon Refinery and resulted in four fatalities. On March 2, 1999, Tosco announced that the Avon Refinery will be shutdown for at least 30 days while a thorough safety review is conducted. The refinery, including the crude unit, which was not severely damaged, will be brought back up only when safety issues and concerns have been addressed. The negative impact on the 1999 first and second quarter results can not currently be estimated, given the uncertainty of the shut down period. Tosco also accelerated the start of the previously scheduled third quarter 1999 turnaround of its Fluid Catalytic Cracking Unit at the Bayway Refinery. The turnaround should be completed in April 1999. Except for the Avon Refinery, whose date of return to service is uncertain, Tosco expects, given reasonable margins, to operate its refineries at high levels through the balance of 1999. Refining margins in early 1999 were weak, especially on the East Coast. Retail fuel margins in 1999 were satisfactory through February but have deteriorated in March. While refining margins may improve during the balance of 1999, Tosco is not able to predict the level or timing of operating margins for the year because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs in all areas of operation without compromising safety, reliability, or environmental compliance.

          In February 1999, Tosco signed a memorandum of understanding to create a 50/50 joint venture with Union Carbide Corporation ("Union Carbide") for the marketing of polypropylene. A 775 million pounds per year polypropylene plant is planned to be constructed at the Bayway Refinery over the next two years. When completed, the joint venture is expected to be one of the top five suppliers of polypropylene in North America. The production from this new plant and Union Carbide's plants in Seadrift, Texas and Norco, Louisiana, estimated to be 1.6 billion pounds per year, will be committed to the joint venture and marketed by Union Carbide. Completion of the joint venture is subject to execution of definitive documents and satisfactory compliance with various conditions.

          Effective January 1, 1999, Tosco will prospectively extend the useful lives of certain refinery and distribution assets in order to better represent the remaining useful lives of the assets, as determined by a third party appraisal. Management estimates that this change in accounting estimate will decrease 1999 depreciation and amortization by approximately $35 million.

          Through March 15, 1999, Tosco closed sales for 200 convenience stores for $60 million, plus the cost of inventories. Additionally, Tosco expects to divest approximately 185 additional convenience stores during the balance of 1999. These stores are located in areas of the United States in which Tosco does not have a significant market share. The sale of these convenience stores is not expected to impact 1999 results of operations.

          Crude oil and finished product prices have significantly fluctuated in recent years and Tosco believes this pattern will continue throughout 1999. Tosco estimates that a $1.00 per barrel change in raw materials and finished products will have an approximate $50 million impact on its net realizable value reserve of $293 million at December 31, 1998. However, because raw material and finished product prices do not move in unison, the impact on the reserve will vary depending on actual price changes and the mix and level of inventories.

          Tosco continues to review acquisition opportunities. However, future acquisitions will occur only at reasonable prices, which are based on realistic earnings in a normalized refining and marketing environment as determined by management.

CASH FLOWS

          As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $3 million during 1998. Cash used in investing activities of $485 million and financing activities of $190 million exceeded cash provided by operating activities of $672 million.

          Net cash provided by operating activities of $672 million was from cash earnings (net income plus depreciation and amortization, and other non-cash charges and provisions) of $836 million, less net increases in operating assets and liabilities (primarily working capital) and other items of ($151) million and ($13) million, respectively.

          Net cash used in investing activities totaled $485 million due to net capital additions of $393 million and spending for turnarounds of $95 million less reduction of other long-term assets of ($3) million.

          Net cash used in financing activities totaled $190 million due to scheduled and early principal payments on long-term debt of $79 million, Common Stock repurchases of $101 million, dividend payments of $37 million, and other uses of $3 million which exceeded net borrowings under the revolving credit facility of ($30) million.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity (as measured by cash, cash equivalents, marketable securities, deposits, and availability under the Revolving Credit Facility) was $855 million at December 31, 1998, which is equal to the December 31, 1997 amount. An increase in marketable securities and deposits of $6 million was offset by decreases in cash and cash equivalents of $3 million and availability under the Revolving Credit Facility of $3 million.

          At December 31, 1998, total shareholders' equity was $1.913 billion, a $31 million decrease from December 31, 1997. This decrease was due to the Common Stock repurchases of $101 million and dividend payments of $37 million exceeding net income of $106 million and other items of $1 million. Debt, including current maturities and the Revolving Credit Facility, decreased by $37 million to $1.556 billion at December 31, 1998. This decrease was due to scheduled and early payments during 1998 partially offset by a $30 million increase in cash borrowings under the Revolving Credit Facility. The ratio of debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, Trust Preferred Securities, and Shareholders' Equity) was 41% at December 31, 1998, consistent with the December 31, 1997 ratio.

          During 1998, Tosco adopted a Shareholders Rights Plan. Under the terms of the Shareholders Rights Plan, shareholders received rights to purchase shares of a new preferred stock. The rights expire on December 6, 2008 and are exercisable only if a person or group acquires beneficial ownership of 15% or more of Common Stock, a person commenced a tender or exchange offer for more than 15% of Common Stock, or if an adverse person (as defined by the Company's Board of Directors) acquires beneficial ownership of 10% or more of Common Stock.

          In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At December 31, 1998, Tosco may issue up to $779 million of securities pursuant to this shelf registration statement.

          In order to reduce financing costs, Tosco elected to not renew its $100 million Facility B under the Revolving Credit Facility which expired on January 12, 1999. The $900 million Facility A under the Revolving Credit Facility continues until January 14, 2002. See Note 9 to the Consolidated Financial Statements. In February 1999, Standard & Poor's raised Tosco's corporate credit and senior unsecured debt rating to "triple-B" from "triple-B-minus." The upgrade reflects the significant progress Tosco has made in integrating its acquisitions into its operations and the announced joint venture with Union Carbide for the marketing of polypropylene.

          The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months.

CAPITAL EXPENDITURES

          During 1998, Tosco spent $554 million on budgeted capital and turnaround projects. Refining capital spending totaled $337 million: $242 million for property, plant, and equipment and $95 million for turnarounds. The property, plant, and equipment spending consisted primarily of supporting business growth, improving safety and reliability of operations, and environmental compliance. Retail capital spending of $217 million was primarily focused on enhancing existing sites, integrating operations, and completion of underground storage tank upgrades and replacements.

          During January 1998, Tosco completed the purchase of approximately 200 convenience stores by paying off the outstanding balance on a real estate installment purchase note, including the settlement of contingent payments, for $65 million. See Note 10 to the Consolidated Financial Statements.

          Tosco expects to fund its 1999 refinery and retail capital expenditures from cash provided by operations, available credit, and other resources. Refinery capital spending during 1999 will continue to consist primarily of supporting business growth, improving safety and reliability of operations, and environmental compliance. The polypropylene plant is expected to be constructed and financed by a special purpose entity that will lease the plant to Tosco under a long-term operating lease upon completion. Capital spending for retail operations in 1999 will be primarily focused on enhancing existing retail sites.

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

          Tosco uses a value-at-risk ("VAR") model to assess the market risk of its derivative instruments. VAR represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. Tosco estimates VAR across its derivative instruments using a model with historical volatilities and correlations calculated using a one-day interval. Tosco's measured VAR, using a VAR model with a 95% confidence level and assuming normal market conditions at December 31, 1998, was not material.

          Tosco's calculated VAR exposure represents an estimate of reasonably possible net losses assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur. The calculated VAR does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in Tosco's holdings of derivative instruments during the year.

          Tosco manages its interest rate risk by maintaining a mix of fixed rate and floating rate debt. Floating rate debt, primarily borrowings under the Revolving Credit Facility that currently provides up to $900 million of uncollateralized revolving credit availability, is used to finance Tosco's working capital requirements. Tosco elected not to renew its $100 million Facility B under the Revolving Credit Facility when it expired on January 12, 1999. Fixed rate debt consists of $600 million of notes and debentures issued in connection with the 76 Products Acquisition, $125 million uncollateralized noncallable notes issued in July 1995 to repay indebtedness under the previously outstanding Collateralized Revolving Credit Facility, $350 million of mortgage bonds issued in 1992 and 1993 to refinance previously outstanding floating rate bank debt and to finance the acquisition of capital assets including the acquisition of the Bayway Refinery, and $240 million uncollateralized noncallable notes issued in May 1996 to finance a portion of the Circle K purchase price.

          Tosco carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While Tosco believes that it is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future costs, if any, incurred under such circumstances would have to be paid out of general corporate funds, if available. See Note 4 to the Consolidated Financial Statements for a discussion of Tosco's strategy to reduce credit risk.

IMPACT OF INFLATION

          The impact of inflation has been less significant during the recent years because of the relatively low rates experienced in the United States. Indeed, raw material and petroleum product prices have declined during the last two years. The deflation in raw material and product prices resulted in write-downs of Tosco's inventories and reduced profitability during significant periods over the last two years, when product prices fell faster than raw material costs. The historically low prices for crude oil and products, and low inflation rates generally, are presently forecasted to continue through 1999. Accordingly, Tosco does not expect that inflation will have a significant impact on its 1999 operating results. However, as raw material, energy, and labor are important components of Tosco's costs, inflationary increases could have adverse effects on profitability, especially during high inflation periods when raw material and energy cost increases generally lead finished product prices.

IMPACT OF THE YEAR 2000 ISSUE

          Historically, certain computer programs have used two rather than four digits to define a given calendar year. Computer programs that use two digits to define the year may recognize a date using "00" as the year 1900 rather than 2000. This could result in business and field system failures or miscalculations that could cause serious disruptions of operations. This is generally referred to as the "Year 2000 Issue." For several years, Tosco has been proactively upgrading and replacing its information systems. During early 1998, Tosco formed a Year 2000 Program Office to specifically coordinate the efforts of Tosco's operating units and administrative departments. Three primary areas related to the Year 2000 Issue are being addressed: business systems, field systems, and third parties. Each of these areas is being addressed in five overlapping phases: (i) identifying and assessing critical systems, equipment, and business relationships requiring modification or replacement prior to 2000; (ii) formulating compliance action plans; (iii) upgrading, replacing, and/or remediating noncompliant systems and equipment; (iv) testing; and (v) contingency and business continuation planning.

          BUSINESS SYSTEMS: These include computer systems and applications relating to financial reporting, human resources, purchasing, commercial, supply, pricing, and marketing activities. Tosco has completed the assessment and planning phases related to its critical business systems and substantially completed these phases for its other business systems. Tosco is currently addressing its Year 2000 issues, primarily through software upgrades and replacements, and remediation of existing systems. Business system testing is also being done on an ongoing and prioritized basis. We believe these systems will be substantially Year 2000 ready by June 30, 1999.

          FIELD SYSTEMS: These include embedded computer chips and computer systems relating to Tosco's refining, distribution, and marketing operating assets. Tosco has completed an assessment of the Year 2000 compliance status of substantially all of its field systems and is currently developing and implementing plans related to the replacement and remediation of noncompliant systems. Tosco expects these plans to be substantially implemented by September 30, 1999. The balance of field system replacements and remediation are expected to be performed during scheduled turnarounds of refinery processing units in the fourth quarter. Field system remediation progress is dependent upon the timely delivery of Year 2000 compliant third party software and devices. Internal and vendor assisted testing is being done on an ongoing basis as the systems are replaced or remediated.

          THIRD PARTY RELATIONSHIPS: These include Tosco's critical suppliers, vendors, customers, financial institutions, utilities, telecommunication providers, governmental entities, and others with whom Tosco does significant business (collectively "third parties"). Tosco has initiated two-way communications with third parties about their plans and progress in addressing the Year 2000 Issue. Tosco will continue to communicate with and monitor the progress its third parties are making in addressing their Year 2000 Issues. Tosco's ability to accurately assess its third parties' Year 2000 readiness is dependent in large part upon the completeness and reliability of the third parties' representations.

          CONTINGENCY PLANS: Tosco has formed a Year 2000 Contingency Task Force (the "Task Force") which includes representatives from all business segments and other functional responsibilities. The Task Force is currently evaluating various business disruption scenarios. As business disruption scenarios are identified, the Task Force will evaluate existing contingency plans, formulate new contingency plans as appropriate, and develop preemptive strategies. Additionally, Tosco will formulate contingency plans based on the progress its third parties are making in addressing their Year 2000 Issues. By June 30, 1999, the Task Force will organize management response teams and formalize these Year 2000 plans and strategies in conjunction with Tosco's existing contingency plans for equipment failures, emergencies, and other business disruptions. Throughout the balance of 1999, the Year 2000 contingency plans and strategies will be modified as facts and circumstances change.

          COSTS: Tosco's Year 2000 compliance costs include external consultants and contractors, compensation costs of internal employees working directly on Year 2000 Issues, purchases of software and hardware, and system upgrades and modifications which were accelerated to address the Year 2000 Issue. Year 2000 compliance costs did not have a material effect on Tosco's 1998 operating results or financial position. Year 2000 compliance costs are not expected to have a material effect on Tosco's 1999 operating results or financial position.

          RISKS: Tosco believes its business and field systems will be substantially Year 2000 compliant prior to September 30, 1999. Tosco further believes that its critical third party vendors and suppliers are making good progress on their own Year 2000 remediation efforts. In the event that Tosco is unable to make the necessary system changes on a timely basis, fails to identify all critical Year 2000 Issues, or is unable to implement appropriate contingency plans, such inability could cause significant business disruptions. Additionally, Tosco could incur significant business disruptions if one or more of its critical third parties (over whom Tosco does not have control) are not Year 2000 compliant by December 31, 1999. Business disruptions such as production and/or distribution shutdowns, out-of-stock conditions, communication and/or energy outages, or billing and/or collecting problems could negatively effect Tosco's results of operations.

          The foregoing Year 2000 disclosure is based on Tosco's current expectations, estimates, and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effect of the Year 2000 Issue on Tosco may be different from our current assessment.

NEW ACCOUNTING STANDARD

          During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company plans to adopt SFAS No. 133 on January 1, 2000. Tosco is currently evaluating the effect SFAS No. 133 will have on its financial position and results of operations.


FORWARD LOOKING STATEMENTS

          TOSCO HAS MADE, AND MAY CONTINUE TO MAKE, VARIOUS FORWARD-LOOKING STATEMENTS WITH RESPECT TO ITS FINANCIAL POSITION, BUSINESS STRATEGY, PROJECTED COSTS, PROJECTED SAVINGS, AND PLANS AND OBJECTIVES OF MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS OR PHRASES SUCH AS "ANTICIPATES," "INTENDS," "EXPECTS," "PLANS," "BELIEVES," "ESTIMATES," OR WORDS OR PHRASES OF SIMILAR IMPORT. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS, AND UNCERTAINTIES, AND THE STATEMENTS LOOKING FORWARD BEYOND 1999 ARE SUBJECT TO GREATER UNCERTAINTY BECAUSE OF THE INCREASED LIKELIHOOD OF CHANGES IN UNDERLYING FACTORS AND ASSUMPTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information appearing under the caption "Nominees for Election" in Tosco's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. See also the information appearing under the caption "Executive Officers of the Registrant" in Part I.

     Tosco is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until the next Annual Meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information appearing under the caption "Stock Ownership of Officers and Directors" and "Other Matters - Certain Security Holdings" in Tosco's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

     4(e) Rights Agreement dated as of November 19, 1998 between Registrant and BankBoston N.A., as Rights Agent. Incorporated by reference to
            Exhibit 4 to Registrant's Current Report on Form 8-K dated November 30, 1998.

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

     10(b)  Severance Agreement dated May 8, 1996, between Registrant and Thomas
            D. O'Malley, including schedule identifying similar agreements between Registrant, or its subsidiaries, and two of its employees. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     10(c) Indemnification Agreement dated September 30, 1987, between Registrant and Thomas D. O'Malley, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

     10(d) Trademark License Agreement dated December 28, 1993, between British Petroleum Company p.l.c. and Tosco Corporation. Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Schedule identifying (i) Amended and Restated Trademark License Agreement between British Petroleum Company p.l.c. and Tosco Corporation dated as of August 1, 1994, and (ii) Trademark License Agreement (California) between BP Oil Marketing, Inc. and Tosco Corporation dated as of August 1, 1994. These agreements extended the term of the original agreement and expanded the territory of the original agreement. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     10(h) 1996 Long-term Incentive Plan, as amended. Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     10(i) Tosco Corporation Senior Executive Retirement Plan of 1990, as amended and restated as of May 15, 1996. Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

     10(j) Tosco Corporation Senior Executive Retirement Plan of 1990, as amended and restated as of September 23, 1993. Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

     10(k) Severance Agreements dated January 1, 1993, as amended, between Registrant and Robert J. Lavinia and Dwight L. Wiggins. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     21.    A list of all subsidiaries of the Registrant.

     23.    Consent of PricewaterhouseCoopers LLP.

     27.    Financial Data Schedule.

     99. Condensed Consolidating Financial Information and Report of Independent Accountants.


         (b).  REPORTS ON FORM 8-K

     Report dated November 30, 1998, reporting pursuant to Item 5 on Registrant's Rights Agreement.

     (c). Financial Statement schedules required by Regulation S-X are excluded from the Annual Report to Shareholders by Rule 14a-3(b)(1). See Schedule II to the Financial Statements, as required by Item 8, and appearing under Item 14 hereof.

                      (This Page Intentionally Left Blank)

                       TOSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
               FINANCIAL STATEMENT SCHEDULE AND FINANCIAL EXHIBITS
               FILED WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                        PAGE(S)

Report of Independent Accountants                                           F-2

Financial Statements:

   Consolidated Balance Sheets as of December 31, 1998 and 1997             F-3

   Consolidated Statements of Income for the years ended December 31,
   1998, 1997, and 1996                                                     F-4

   Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 1998, 1997, and 1996                                  F-5

   Consolidated Statements of Cash Flows for the years ended December
   31, 1998, 1997, and 1996                                                 F-6

   Notes to Consolidated Financial Statements                          F-7- F-26

   Schedule II - Valuation and Qualifying Accounts for the years ended
   December 31, 1998, 1997, and 1996 (a)                                   F-27

Financial Exhibits:

     Exhibit 23 - Consent of Independent Accountants                       F-28

     Exhibit 99 - Condensed Consolidating Financial Information (b):

         Report of Independent Accountants on Exhibit 99                   F-29

         Condensed Consolidating Financial Information as of December 31,
         1998 and for the year then ended                                  F-30

         Condensed Consolidating Financial Information as of December 31,
         1997 and for the year then ended                                  F-31

         Condensed Consolidating Financial Information for the year ended
         December 31, 1996                                                 F-32


(a) Financial statement schedules, other than Schedule II, have been omitted since they are either not required or applicable, or the required information is presented in the consolidated financial statements and related notes.

(b) The condensed consolidating financial information presents the financial position, operating results, and cash flows of Tosco Corporation ("Tosco"), Bayway Refining Company ("Bayway"), and Tosco's Nonguaranteeing Subsidiaries. This information is provided to meet the reporting and informational requirements of Bayway as guarantor of the 8.25% Bayway Bonds. See Note 10 to the Consolidated Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Tosco Corporation


          In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Tosco Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                               PricewaterhouseCoopers LLP


Phoenix, Arizona
January 29, 1999, except as to the information in
Note 21, for which the date is March 2, 1999

                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Par Value)


                                                                     December 31,
                                                                 ---------------------
                                                                  1998             1997
                                                                 --------        ---------
 ASSETS
 Current assets:
     Cash and cash equivalents                                   $31,302          $34,482
     Marketable securities and deposits                           49,594           43,687
     Trade accounts receivable, less allowance for
        uncollectibles of $16,838 (1998) and $19,018 (1997)      265,439          315,123
     Inventories, net                                          1,077,302        1,253,692
     Prepaid expenses and other current assets                    95,349          107,632
     Deferred income taxes                                                         57,646
                                                               -------------    ------------

         Total current assets                                  1,518,986        1,812,262

 Property, plant, and equipment, net                           3,379,404        3,210,496
 Deferred turnarounds, net                                       156,310          123,330
 Intangible assets (primarily tradenames),
    less accumulated amortization of $51,907 (1998)
    and $32,465 (1997)                                           638,542          660,018
 Other deferred charges and assets                               149,574          168,746
                                                              ---------------  --------------
                                                              $5,842,816       $5,974,852
                                                              ===============  ==============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                           $651,408         $786,575
     Accrued expenses and other current liabilities              728,352          754,292
     Current maturities of long-term debt                          1,608           11,908
     Deferred income taxes                                        23,334
                                                              --------------   ----------------
         Total current liabilities                             1,404,702        1,552,775

 Revolving credit facility                                       196,000          166,000
 Long-term debt                                                1,358,553        1,415,257
 Accrued environmental costs                                     253,691          252,964
 Deferred income taxes                                           179,453          140,435
 Other liabilities                                               237,427          203,366
                                                              -------------    -----------------
         Total liabilities                                     3,629,826        3,730,797
                                                              -------------    ----------------
 Company-obligated, mandatorily redeemable,
   convertible preferred securities of
   Tosco Financing Trust, holding solely 5.75%
   convertible junior subordinated
   debentures of Tosco Corporation
   (Trust Preferred Securities)                                  300,000          300,000
                                                              ---------------  ----------------
 Shareholders' equity:
    Common stock, $.75 par value, 250,000,000
      shares authorized, 177,823,514 (1998)
      and 177,706,038 (1997) shares issued                       133,596          133,507
     Additional paid-in capital                                2,029,969        2,028,985
     Retained earnings                                           323,476          254,351
     Treasury stock, at cost                                    (574,051)        (472,788)
                                                             ----------------  ----------------
         Total shareholders' equity                            1,912,990        1,944,055
                                                             ----------------  -----------------
                                                              $5,842,816       $5,974,852


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands of Dollars, Except Per Share Data)

                                                                        Year Ended December 31,
                                                           -----------------------------------------------
                                                                   1998                  1997            1996

 Sales                                                           $12,021,527          $13,281,620      $9,922,611

 Cost of sales                                                    10,805,843           12,113,492       9,196,998
 Depreciation and amortization                                       313,864              303,539         184,505
 Inventory writedown                                                 240,000               53,000
 Restructuring charge                                                 40,000                               13,500
 Selling, general, and administrative expenses                       300,311              296,338         196,335
 Interest expense                                                    126,952              139,594          87,296
 Interest income                                                      (4,245)              (5,139)         (3,872)
                                                                  --------------      --------------   ------------
 Income before income taxes and distributions on Trust Preferred
   Securities                                                        198,802              380,796         247,849
 Income taxes                                                         82,502              158,030         101,099
                                                                  --------------      --------------    ------------
 Income before distributions on Trust Preferred Securities           116,300              222,766         146,750
 Distributions on Trust Preferred Securities, net
   of income tax benefit of $7,159 (1998 and 1997) and $303 (1996)    10,091               10,091             464
                                                                  --------------      --------------     -----------
 Net income                                                         $106,209             $212,675         $146,286
                                                                  ==============      ==============     ===========

                      BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings per share       $   106,209          $   212,675      $    146,286
 Weighted average common shares outstanding                      155,026,149          149,024,176       122,857,830
                                                                 ---------------      --------------   --------------
 Basic earnings per share                                              $0.69                $1.43             $1.19
                                                                 ===============      ==============   ==============

                      DILUTED EARNINGS PER SHARE
 Earnings used for computation of diluted earnings per share (a)  $  106,209            $ 222,766          $146,750
                                                                 ---------------      --------------    ------------
 Weighted average common shares outstanding                      155,026,149          149,024,176       122,857,830
 Assumed conversion of dilutive stock options                      4,096,111            4,335,971         2,984,610
 Assumed conversion of Trust Preferred Securities (a)                                   9,113,940           405,064
                                                                 ---------------      --------------    ------------

 Weighted average common and common equivalent shares used for
   computation of diluted earnings per share                     159,122,260           162,474,087      126,247,504
                                                                 ---------------      --------------    -------------
 Diluted earnings per share                                            $0.67                 $1.37            $1.16
                                                                 ===============      ==============    =============

 (a)  Conversion of the Trust Preferred Securities was not assumed in 1998 due to the anti-dilutive impact of the conversion.

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Thousands of Dollars)


                                       Common Stock                                                 Treasury Stock
                                   --------------------          Additional        Retained       ---------------------
                                    Shares        Amount         Paid-in Capital   Earnings       Shares     Amount        Total
                                   ---------    --------        ---------------    ----------     --------   ---------    ---------
 Balance, December 31, 1995        118,841,850   $29,714            $640,306        $27,903       7,647,123   $(70,813)    $627,110
 Net income                                                                         146,286                                 146,286
 Dividends - common stock                                                           (27,356)                                (27,356)
 Exercise of stock options             168,096        43               1,191                       (877,350)     4,703        5,937
 Acquisition of common stock                                                                        701,223     (8,693)      (8,693)
 Issuance of common stock           19,476,255     4,869             322,170                                                327,039
 3-for-1 stock split (a)                          69,239                            (69,239)
                                   ------------- ----------        --------------  ------------  ------------  --------- -----------
 Balance, December 31, 1996         138,486,201   103,865             963,667        77,594       7,470,996    (74,803)   1,070,323
 Net income                                                                         212,675                                 212,675
 Dividends - common stock                                                           (35,918)                                (35,918)
 Exercise of stock options              128,902        97                 936                      (423,057)     4,492        5,525
 Acquisition of common stock                                                                        300,009     (8,769)      (8,769)
 Issuance of common stock            25,300,000    18,976             678,420                                               697,396
 Issuance of Unocal shares (Note 3)  14,092,482    10,569             386,311                                               396,880
 Repurchase of Unocal shares (Note 3)                                                            14,092,482   (393,708)    (393,708)
 Other                                 (301,547)                         (349)                                                 (349)
                                   ------------- ----------        --------------  ------------  -----------  --------- -----------
 Balance, December 31, 1997         177,706,038   133,507           2,028,985       254,351      21,440,430   (472,788)   1,944,055
 Net income                                                                         106,209                                 106,209
 Dividends - common stock                                                           (37,084)                                (37,084)
 Exercise of stock options              116,592        88                 959                       (33,326)       379        1,426
 Repurchase of common stock (Note 13)                                                             4,258,000   (101,089)    (101,089)
 Other                                      884         1                  25                        16,834       (553)        (527)
                                   ------------- ----------       --------------  ------------  ------------  --------- -----------
Balance, December 31, 1998          177,823,514  $133,596          $2,029,969      $323,476      25,681,938  $(574,051)  $1,912,990
                                   ============= ===========      ==============  ============  ============  ========== ===========

 (a)  The Company transferred $69,239 from Retained Earnings to Common Stock for the impact of the 3-for-1 stock split (Note 13).

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


                                                                           Year Ended December 31,
                                                                            1998            1997            1996
                                                                           --------        ----------      ---------
 Cash flows from operating activities:
 Net income                                                                $106,209          $212,675        $146,286
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of property, plant, and equipment        228,454           224,917         124,309
     Amortization of deferred turnarounds, intangible assets, and other
       deferred charges                                                      85,410            78,622          60,196
     Provision (recovery) for bad debts                                      10,380             8,234            (265)
     Inventory writedown                                                    240,000            53,000
     Restructuring charge                                                    40,000                            13,500
     Deferred income taxes                                                  125,435            39,390          32,871
     Changes in operating assets and liabilities, net:
         Trade accounts receivable                                           40,265            (2,659)        157,200
         Inventories                                                        (62,985)         (304,683)          3,308
         Prepaid expenses and other current assets                           30,217           (25,958)         11,560
         Accounts payable, accrued expenses and other current liabilities  (191,165)          411,908        (101,455)
         Accrued environmental costs and other liabilities                   32,696            (6,470)         19,572
     Other, net                                                             (12,702)           (2,978)          3,617
                                                                          ------------       ------------   ------------
 Net cash provided by operating activities                                  672,214           685,998        470,699
                                                                          ------------       ------------   ------------
 Cash flows from investing activities:
 Net change in marketable securities and deposits                            (5,907)           (8,449)       (14,138)
 Purchase of property, plant, and equipment                                (458,510)         (417,552)      (199,788)
 Proceeds on sale of property, plant, and equipment                          65,201            13,546          6,097
 Deferred turnaround spending                                               (95,166)         (104,511)       (21,665)
 Decrease (increase) in deferred charges and other assets, net                9,014            (4,806)       (10,744)
 Acquisition of BP Northeast refining and marketing assets                                                   (64,428)
 Acquisition of Circle K, net of cash acquired                                                              (412,096)
 Acquisition of 76 Products assets, net of cash acquired                                   (1,189,149)
 Proceeds on sale of 76 Products assets                                                        72,689
 Other, net                                                                     162             6,022           (560)
                                                                          ------------     ------------    ------------
 Net cash used in investing activities                                     (485,206)       (1,632,210)      (717,322)
                                                                          ------------     ------------    ------------
 Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit facilities               30,000           166,000        (45,000)
 Net short-term bank repayments                                                                              (20,000)
 Proceeds from note and debenture offerings                                                   600,000        240,000
 Payments under long-term debt agreements                                   (14,442)         (113,699)        (8,157)
 Early payoff of real estate installment purchase note                      (64,622)
 Payments under Circle K pre-acquisition liabilities                         (3,510)          (23,807)      (102,504)
 Proceeds from Trust Preferred Securities offering                                                           300,000
 Proceeds from common stock offering, net                                                     697,396
 Repurchase of Unocal Shares                                                                 (393,708)
 Repurchase of common stock                                                (101,089)
 Dividends paid on common stock                                             (37,084)          (35,918)       (27,356)
 Other, net                                                                     559            (9,988)       (15,090)
                                                                          ------------     ------------    ------------
 Net cash (used in) provided by financing activities                       (190,188)          886,276        321,893
                                                                          ------------     ------------    ------------
 Net increase (decrease) in cash and cash equivalents                        (3,180)          (59,936)        75,270
 Cash and cash equivalents at beginning of year                              34,482            94,418         19,148
                                                                          ------------     ------------    ------------
 Cash and cash equivalents at end of year                                   $31,302           $34,482        $94,418
                                                                          ============     ============    ============

 The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


1.   NATURE OF BUSINESS

          Tosco Corporation ("Tosco" or the "Company") through divisions and subsidiaries is one of the largest independent oil refiners and marketers of petroleum products and operators of company-controlled convenience stores in the United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Tosco and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

          At December 31, 1998 and 1997, the Company had approximately $17,500,000 and $15,000,000, respectively of director and officer liability insurance coverage with a wholly owned subsidiary (amounts approximately equal to the fair value of marketable securities held in trust by the subsidiary). The subsidiary's trust assets are restricted to payment of directors' and officers' liability defense costs and claims. Marketable securities held by the subsidiary, classified as available for sale, consist of highly liquid debt and equity securities. The cost of the marketable securities approximates fair value. Accordingly, unrealized gains and losses, net of related income taxes, are not significant. Debt securities with original maturities of three months or less at the date of purchase are classified as cash equivalents, while debt securities with maturities of twelve months or less from the balance sheet date are included in marketable securities and deposits on the balance sheet.

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

          Computer software costs are deferred and amortized over their useful lives, generally not to exceed five years. Certain enterprise-wide information systems are amortized over periods of up to ten years.

DEFERRED TURNAROUNDS

          Refinery processing units are periodically shut down for major scheduled maintenance (turnarounds). Turnaround costs are deferred and amortized on a straight-line basis over the expected period of benefit, which generally ranges from 24 to 48 months.

INTANGIBLE ASSETS (PRIMARILY TRADENAMES)

          Tradenames acquired in the 76 Products (Note 3) and The Circle K Corporation ("Circle K") acquisitions are amortized on a straight-line basis over 40 years. Other tradenames and intangible assets are amortized on a straight-line basis over periods of up to 15 years.

OTHER DEFERRED CHARGES AND ASSETS

          Financing charges related to the acquisition or refinancing of debt are deferred and amortized over the term of the related debt using the effective interest method. Production costs of media advertising are deferred until the advertising occurs. Advertising expense for 1998, 1997, and 1996 was $48,302,000, $43,856,000, and $15,243,000, respectively.

SELF-INSURANCE

          The Company is self-insured up to certain limits for workers' compensation (in certain states), property damage, and general liability claims. Accruals for loss incidences are made based on the Company's claims experience and actuarial assumptions followed in the insurance industry. Actual losses could differ from accrued amounts.

EXCISE TAXES

          Excise taxes collected on behalf of governmental agencies are excluded from sales, cost of sales, and other expenses. Excise taxes totaled $2,316,524,000, $1,768,078,000, and $1,382,020,000, for 1998, 1997, and 1996,
respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

          In the normal course of business, the Company, to reduce its exposure to fluctuations in the price of crude oil and other petroleum products, is party to derivative financial instruments with off-balance sheet risk. Such contracts, which are designated as hedges, are recorded using hedge accounting. Gains and losses on these financial instruments are deferred until the underlying physical transaction occurs. The gains and losses are then recognized and reported as a component of the related transaction. Any cash flow recognition resulting from holding these financial instruments are treated in the same manner as the underlying hedge transaction.

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

EARNINGS PER SHARE

          Basic and diluted earnings per share for all periods are computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128 "Earning per Share."

RECLASSIFICATION ENTRIES

          Certain reclassifications, primarily the separate disclosure of depreciation and amortization, have been made to the 1997 and 1996 financial statements to conform to the presentation in the 1998 financial statements.

3.   76 PRODUCTS ACQUISITION

          On March 31, 1997, the Company acquired Union Oil Company of California's ("Unocal") West Coast petroleum refining, marketing, and related supply and transportation assets (the "76 Products Acquisition"). The purchase price (including environmental and other liabilities assumed) was $1,546,074,000, plus inventories and credit card receivables. In addition, Unocal is entitled to receive contingent participation payments if gasoline margins increase above specified levels (Note 18).

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

          The purchase price paid consisted of cash and shares of common stock of Tosco ("Common Stock") (Note 13). The cash portion was financed from available cash, borrowings under revolving credit facilities (Note 9), and proceeds from the sale of unsecured debt securities (Note 10). In addition, certain gasoline service stations were purchased directly from Unocal by a special purpose entity that leased the service stations to the Company pursuant to a long-term lease (Note 17).

          The 76 Products Acquisition has been accounted for as a purchase. The purchase price allocation is summarized below:

     (Thousands of Dollars)
     Current assets                                              $    500,954
     Property, plant, and equipment:
       Los Angeles Area Refinery System                               389,236
       Rodeo Refinery                                                 238,240
       Santa Maria Refinery                                            69,161
       Other, primarily marketing and distribution assets             771,965
     Other noncurrent assets                                           68,811
     Accrued expenses and other current liabilities                  (193,737)
     Accrued environmental costs and other noncurrent liabilities    (247,275)
                                                                   ----------
                                                                   $1,597,355
                                                                   ==========

4.   FINANCIAL INSTRUMENTS

FAIR VALUES

          The carrying value of cash, cash equivalents, marketable securities, short-term deposits, trade accounts receivable, accounts payable, and other current liabilities approximates their fair value due to the relatively short maturity of these financial instruments. The carrying value of the revolving credit facility approximates fair value due to its variable interest rate. The fair value (based on quoted market prices and estimates) of long (obligation to purchase) and short (obligation to deliver) derivative financial instruments were $55,868,000 and $95,860,000, respectively at December 31, 1998.

          Estimated fair values of other financial instruments at December 31, 1998 and 1997 are as follows:

                                                                     1998                               1997
                                                       -------------------------------    -------------------------------
                                                         CARRYING             FAIR           CARRYING            FAIR
     (THOUSANDS OF DOLLARS)                                VALUE            VALUE (A)          VALUE           VALUE (A)
                                                       --------------    -------------    --------------    -------------
     First Mortgage Bonds                              $      200,000    $     219,900    $      200,000    $     222,120
     Bayway Bonds                                             150,000          161,595           150,000          161,550
     Real estate installment purchase note                                                        52,563           52,563
     7% Notes                                                 125,000          126,900           125,000          126,975
     7.625% Notes                                             240,000          250,680           240,000          252,600
     7.25% Notes                                              200,000          208,600           200,000          204,420
     7.8% Debentures                                          300,000          316,290           300,000          330,720
     7.9% Debentures                                          100,000          105,990           100,000          109,400
     Trust Preferred Securities                               300,000          299,250           300,000          389,250

     (a) The fair value of these instruments reflects quoted market prices, except for the fair value of the real estate installment purchase note that was estimated by discounting future cash flows.

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

          At December 31, 1998 and 1997, the Company had open long and short futures, swap and forward contracts for crude oil and products with a notional volume (number of barrels under contract) and value (number of barrels under contract multiplied by the per-barrel contract value) as follows:

                                                                     1998                               1997
                                                       -------------------------------    -------------------------------
                                                         CONTRACT           CONTRACT         CONTRACT          CONTRACT
     (THOUSANDS OF DOLLARS)                               VOLUME              VALUE           VOLUME             VALUE
                                                       --------------    -------------    --------------    -------------
     Open long positions                                    4,937         $  61,552             9,531       $  189,267
     Open short positions                                   7,679            97,153            10,555          218,512

          Deferred gains and losses on futures and swap contracts totaled $7,270,000 and $3,648,000 at December 31, 1998 and 1997, respectively. These amounts will be recognized or reversed in the following year as an offset to realized margins on refined products sold.

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

5.   ACCOUNTS RECEIVABLE

          In March 1998, the Company entered into a three-year agreement with a financial institution to sell on a revolving basis up to $300,000,000 of an undivided percentage ownership interest in a designated pool of accounts receivable (the "Receivable Transfer Agreement"). The Receivable Transfer Agreement replaced a similar agreement with another financial institution. In October 1997, the Company entered into a three-year agreement with a financial institution to sell on a revolving basis up to $100,000,000 of an undivided percentage ownership interest in a designated pool of credit card accounts receivable (the "Credit Card Receivable Transfer Agreement"). Under the Receivable Transfer Agreement and Credit Card Receivable Transfer Agreement, the Company retains substantially the same risk of credit loss as if the receivables had not been sold. The Company also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. At December 31, 1998 and 1997, accounts receivable were reduced by $375,000,000 and $400,000,000, respectively, for receivables sold under these programs. Sales of accounts receivables under these programs averaged $903,169,000, $984,216,000, and $506,455,000 per month in 1998, 1997, and 1996, respectively.

6.   INVENTORIES

     (THOUSANDS OF DOLLARS)                                                   1998             1997
                                                                         -------------    --------------
     Market value of refinery inventories:
       Raw materials                                                     $     418,768    $      468,515
       Intermediates                                                           191,575           181,414
       Finished products                                                       302,225           440,525
     Retail (FIFO):
       Merchandise                                                             129,223           121,082
       Gasoline and diesel                                                      35,428            39,901
       Other                                                                        83             2,255
                                                                         -------------    --------------
                                                                         $   1,077,302    $    1,253,692
                                                                         =============    ==============

     Excess of refinery inventories LIFO cost over market value          $     293,000    $      53,000
                                                                         ==============   ==============

7.   PROPERTY, PLANT, AND EQUIPMENT
                                                                                                             STRAIGHT-LINE
     (THOUSANDS OF DOLLARS)                                                   1998             1997           ANNUAL RATE
                                                                         -------------    --------------    -------------
     Land                                                                $     888,430    $      907,370
     Refineries and related assets                                           2,009,005         1,992,629       4% to 15%
     Retail marketing and related assets                                       852,811           715,629       5% to 20%
     Furniture, fixtures, and improvements                                      96,349            82,822       3% to 33%
     Transportation equipment                                                  123,960            30,040       4% to 33%
     Natural gas properties                                                      5,384             4,537
                                                                         -------------    --------------
                                                                             3,975,939         3,733,027
     Less accumulated depreciation and amortization (a)                        892,687           687,963
                                                                          ---------------    -----------
                                                                             3,083,252         3,045,064
     Construction in progress                                                  296,152           165,432
                                                                         -------------    --------------
                                                                         $   3,379,404    $    3,210,496
                                                                         =============    ==============

     (a) Includes accumulated amortization related to assets under capital leases of $6,647,000 and $13,027,000 at December 31, 1998 and 1997,
         respectively.

         Expenditures for maintenance and repairs (excluding the amortization of turnaround costs) during 1998, 1997, and 1996 were $257,838,000, $210,443,000, and $135,006,000, respectively.

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     (THOUSANDS OF DOLLARS)                            1998             1997
                                                  -------------    -------------
     Accrued taxes, other than income taxes       $     191,950    $   173,115
     Accrued compensation and related benefits          130,010        120,221
     Restructuring accrual                               24,630
     Acquisition-related liabilities                      5,972         37,326
     Dividends payable                                    9,904          9,375
     Other                                              365,886        414,255
                                                  -------------    ------------
                                                  $     728,352    $    754,292
                                                  =============    ============

          During 1998, Tosco recorded a $40,000,000 charge primarily related to the restructuring of its San Francisco Area Refinery System. The restructuring will result in an increase in the production of clean burning CARB Phase 2 gasoline and is being made to improve efficiency, reliability, and profitability of the system, without compromising safety or environmental compliance. The key component of the restructuring plan revolves around the continued integration of the Avon Refinery and the Rodeo-Santa Maria complex acquired in 1997. The improved operation will involve the shutdown of several of the less efficient processing units at the Avon Refinery, with resulting staff reductions. At December 31, 1998, the $40,000,000 restructuring charge includes the write-down, shutdown, and dismantling costs of certain processing units and facilities that will no longer be used, contract termination costs, and employee severance (Note
21). Activity for 1998 is summarized below:

 (THOUSANDS OF DOLLARS)
 Impairment of assets                                     $   15,153
 Exit costs                                                   18,904
 Employee termination costs                                    5,943
                                                         -------------
                                                             40,000
 Utilization, primarily the write-off of refinery assets    (15,370)
                                                         -------------
                                                         $   24,630
                                                         =============
9.   REVOLVING CREDIT FACILITY

          The Company's revolving credit agreement (the "Revolving Credit Facility") provides a $1,000,000,000 uncollateralized revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. Facility A for $900,000,000 expires on January 14, 2002 and Facility B for $100,000,000 expired on January 12, 1999 (Note 21). The Revolving Credit Facility bears interest at the option of the Company at one of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for each rate option. A commitment fee on the unused portion of the facility is also due. The incremental margin and commitment fee are dependent on the credit rating of the First Mortgage Bonds (Note 10). Prior to January 14, 1997, the Revolving Credit Facility was a $600,000,000 uncollateralized facility. Utilization of the Revolving Credit Facility as of December 31, 1998 and 1997 was as follows:

     (THOUSANDS OF DOLLARS)                         1998             1997
                                               -------------    --------------
     Cash borrowings                                 196,000    $      166,000
     Letters of credit                                30,160            57,241
                                               -------------    --------------
     Total utilization                               226,160           223,241
     Availability                                    773,840           776,759
                                               -------------    --------------
                                               $   1,000,000    $    1,000,000
                                               =============    ==============

10.      LONG-TERM DEBT

  (THOUSANDS OF DOLLARS)                             1998             1997
                                                -------------    --------------
  Collateralized debt:
    First Mortgage Bonds (a)                    $     200,000    $      200,000
    Bayway Bonds (b)                                  150,000           150,000
    Real estate installment purchase note (c)                            52,563
    Other                                               3,519             3,949
  Uncollateralized debt:
    7% Notes (d)                                      125,000           125,000
    7.625% Notes (e)                                  240,000           240,000
    Notes and Debentures (f)                          600,000           600,000
    Other                                                 104               319
  Capital leases (g)                                   41,538            55,334
                                                -------------    --------------
                                                    1,360,161         1,427,165
  Less current installments                             1,608            11,908
                                                -------------    --------------
                                                $   1,358,553    $    1,415,257
                                                =============    ==============

   (a) 9.625% first mortgage bonds due March 15, 2002 (the "First Mortgage Bonds"), issued in March 1992. Interest on the First Mortgage Bonds is payable each March 15 and September 15. The First Mortgage Bonds are noncallable and are collateralized by the Avon Refinery and certain related assets.

   (b) In connection with the April 1993 acquisition of the Bayway Refinery, the Company issued $150,000,000 of 8.25% mortgage bonds (the "Bayway Bonds") due May 15, 2003. The Bayway Bonds are guaranteed by Bayway Refining Company ("Bayway"), a wholly owned subsidiary of Tosco. Interest is payable semi-annually on May 15 and November 15. The Bayway guarantee is collateralized by the Bayway Refinery and related assets and a guarantee of Tosco.

   (c) In January 1998, the Company completed the purchase of approximately 200 convenience stores by paying off the outstanding balance of a real estate installment purchase note for $64,622,000, including the settlement of contingent payments.

   (d) On July 12, 1995, $125,000,000 of registered debt securities were issued as 7% uncollateralized, noncallable notes due July 15, 2000 (the "7% Notes"). Semi-annual interest payments on the 7% Notes began January 15, 1996. The net proceeds from the public offering were used to repay debt.

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

         At December 31, 1998 future maturities relating to long-term debt were as follows:

                                                        CAPITAL
     (THOUSANDS OF DOLLARS)                 DEBT        LEASES           TOTAL
                                      -------------  ------------  -------------
     1999 (a)                          $         874   $     5,005   $   5,879
     2000                                    125,771         5,014     130,785
     2001                                        771         4,924       5,695
     2002                                    200,771         4,905     205,676
     2003                                    150,771         4,974     155,745
     Thereafter                              839,665        74,285     913,950
                                       -------------  ------------  -----------
     Total future maturities               1,318,623        99,107   1,417,730
     Less imputed interest                                  57,569      57,569
                                       -------------  ------------  -----------
     Present value of future maturities  $ 1,318,623  $     41,538 $ 1,360,161
                                       =============  ============ =============

   (a) Current maturities of long-term obligations, excluding imputed interest, are $1,608,000 at December 31, 1998.

          The debt agreements, including the Revolving Credit Facility (Note 9), contain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, acquire its own equity securities, make investments in certain subsidiaries, and make discretionary capital expenditures. They also require the maintenance of minimum financial ratios and net worth levels. At December 31, 1998, the Company was in compliance with all debt covenants.

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

          In July 1993, outstanding litigation concerning environmental issues was settled with the predecessor owners of the Avon Refinery (the "Settlement Agreement"). Under the Settlement Agreement, the former owners agreed to pay up to $18,000,000 for one-half of the costs that may be incurred for compliance with certain environmental orders and to provide the Company with a $6,000,000 credit for past expenses (which the Company uses to reduce its one-half share of costs). After the $36,000,000 shared cost maximum is expended, the parties may elect to continue the Settlement Agreement or to reinstate litigation. The Company and the former owners have established a committee to review and approve expenditures for environmental investigative and remediation actions at the Avon Refinery. Through December 31, 1998, the committee has spent $5,300,000 on such matters.

          By agreement, Exxon Corporation ("Exxon") is responsible for environmental obligations related to or arising out of its ownership and operation of the Bayway Refinery, purchased by the Company in April 1993. The Company has also received similar environmental indemnifications for periods prior to the respective acquisition dates of the Ferndale Refinery, the Trainer Refinery, retail assets in the Pacific Northwest and Northern California from BP Exploration & Oil, Inc., and Arizona retail properties from Exxon.

          Through March 31, 2022, Unocal is responsible for all environmental liabilities at the acquired refineries, gasoline stations, oil storage terminals, and pipelines arising out of or relating to the period prior to closing, except that the Company will pay the first $7,000,000 of such environmental liabilities each year, plus 40% of any amount in excess of $7,000,000 per year, with Unocal paying the remaining 60% each year. The aggregate maximum amount that the Company may have to pay in total for the 25-year period for such environmental liabilities is limited to $200,000,000. During 1998 and 1997, the Company incurred environmental costs at the 76 Products sites as follows:

     (THOUSANDS OF DOLLARS)                             1998           1997 (a)
                                                 -------------    --------------
     Total costs incurred                        $    17,981       $    7,553
     Less costs reimbursed by Unocal                   5,085              351
                                                 ------------    --------------
     Costs charged to the environmental accrual  $    12,896       $    7,202
                                                 ===========     ==============

(a) Costs and reimbursements are for the nine-month period ended
    December 31, 1997.

          A refinery in Duncan, Oklahoma, formerly owned by the Company, is subject to investigation by the Oklahoma Department of Environmental Quality (the "ODEQ"). In 1995, the Company entered into a Consent Agreement and Final Order with the ODEQ to investigate the extent of contamination at the refinery, conduct certain interim remedial actions, and prepare a remedial action plan. In January 1998, the Company entered into a Settlement Agreement with Sun Company Inc. ("Sun"), a former owner of the refinery, pursuant to which Sun agreed to pay the Company $7,000,000 in exchange for a release from liability with respect to the site. In early 1998, a trial was held on the Company's claim against Koch Industries ("Koch"), another former owner. In March 1998, the court ruled that Koch was responsible for a portion of past and future investigation and remediation costs at the site. Koch has appealed the judgement. In view of the probable costs of remediation of the Duncan refinery site, the settlement with Sun and the judgement against Koch were not recognized in results of operations.

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

12. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED SECURITIES

          In December 1996, Tosco Financing Trust (the "Trust"), a Delaware business trust, whose common securities are owned by Tosco, issued, in a private placement, 6,000,000 shares of 5.75% company-obligated, mandatorily redeemable, convertible preferred securities (the "Trust Preferred Securities"). The net proceeds of approximately $291,000,000 were used to purchase an equal amount of 5.75% convertible junior subordinated debentures of Tosco due on December 15, 2026 (the "Convertible Debentures"). The sole assets of the Trust are the Convertible Debentures, guaranteed by Tosco. The Trust Preferred Securities represent preferred undivided interests in the Trust's assets, with a liquidation preference of $50 per security, for a total liquidation preference of $300,000,000.

          Distributions on the Trust Preferred Securities, cumulative and payable quarterly in arrears at the annual rate of 5.75% of the liquidation amount, commenced on March 15, 1997. The Company has the option to defer payment of the distributions for an extension period of up to five years if it is in compliance with the terms of the Trust Preferred Securities. Interest at 5.75% will accrue on such deferred distribution throughout the extension period. The Trust Preferred Securities are convertible, at the option of the holder, into
1.51899 shares of Common Stock, equivalent to a conversion price of approximately $32.92 per share of Common Stock, subject to adjustment in certain events. The Trust Preferred Securities do not have a stated maturity date, although they are mandatorily redeemable upon the repayment of the Convertible Debentures, but not before December 18, 1999. The redemption price decreases from 104.025% in 1999 to 100% of the liquidation preference in 2006 and thereafter.

13.  CAPITAL STOCK

          The Company is authorized to issue 12,000,000 shares of preferred stock, par value $1.00 per share, ("Preferred Stock"). No shares of Preferred Stock are issued or outstanding. At a special stockholder meeting on February 12, 1997, an amendment to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 was approved. The Company subsequently declared and distributed a 3-for-1 Common Stock split, in the form of a 200 percent stock dividend. The number of shares, per share prices, and earnings per share amounts for all periods reflect this 3-for-1 stock split.

          In January 1997, the Company filed a shelf registration statement providing for the issuance of up to $1,500,000,000 aggregate principal amount of its securities. The securities may consist of (1) one or more series of debentures, notes or other uncollateralized forms of indebtedness, (2) Common Stock, (3) Preferred Stock, and (4) preferred stock represented by depository shares. The securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At December 31, 1998, the Company may issue up to $778,950,000 of securities pursuant to this shelf registration statement.

          On March 31, 1997, the Company issued 14,092,482 shares of Common Stock to Unocal (the "Unocal Shares"), for aggregate value of $396,880,000. On May 1, 1997, the Company issued 25,300,000 shares of Common Stock pursuant to a prospectus supplement to the shelf registration statement. The net proceeds from this Common Stock offering were $697,396,000. The net proceeds were used to repurchase, as treasury shares, the Unocal Shares for $393,708,000 and to repay borrowings under revolving credit facilities (Note 9).

          During 1998, the Company repurchased 4,258,000 shares of Common Stock for $101,089,000 pursuant to a $300,000,000 Board of Directors approved stock repurchase program.

          The Company has paid a regular quarterly cash dividend on Common Stock since the third quarter of 1989. Effective with the first quarter of 1997, the Company increased its quarterly cash dividend from $0.0567 per share to $0.06 per share.

14.  STOCK OPTION PLANS

          The Company has three stock option plans, the 1989 Stock Incentive Plan (the "1989 Plan"), the 1992 Stock Incentive Plan (the "1992 Plan"), and the 1998 Stock Incentive Plan (the "1998 Plan"), that reserve Common Stock for issuance to key employees, consultants, and non-employee directors. The 1989 Plan, 1992 Plan, and 1998 Plan (collectively the "Option Plans") provide for the grant of a maximum of 3,840,000, 6,600,000, and 1,500,000 shares of Common Stock, respectively, in the form of stock options, restricted stock awards, and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986), or as nonqualified options, including nonqualified stock options whose purchase price or vesting requirements are based on the employee's achievement of established performance objectives. Options may be exercised as determined by the Compensation Committee of the Board of Directors but in no event after ten years from the date of grant. The exercise price of nonqualified stock options is determined by the Compensation Committee of the Board of Directors and may be less than the fair value of Common Stock on the date of grant. Awards under the 1989 Plan may no longer be granted. Awards under the 1992 Plan and 1998 Plan may be granted until March 13, 2002 and March 18, 2009, respectively. Subject to severance agreements with certain employees (Note 18), options may be exercised at any time after vesting, currently one to five years. Information regarding the Option Plans as of December 31, 1998, 1997, and 1996 is as follows:

                                                     1998                         1997                           1996
                                          -------------------------   -------------------------         -------------------------
                                             SHARES      PRICE (a)       SHARES        PRICE (a)          SHARES         PRICE (a)
     Options outstanding, beginning
       of year                             7,175,535    $ 12.31           7,034,649      $  10.14        7,149,498     $  9.09
     Granted - 1992 Plan (b)                 227,000      33.72            812,750          30.24          949,500       16.58
     Granted - 1998 Plan (b)                 361,250      33.11
     Exercised                              (149,918)      9.51           (551,459)         10.02       (1,045,446)       8.79
     Expired or canceled                     (46,350)     24.34           (120,405)         16.56          (18,903)      11.41
                                         -------------                 --------------                   -------------
     Options outstanding, end of year      7,567,517       13.93         7,175,535          12.31        7,034,649       10.14
                                         =============                 ==============                   =============

     Options exercisable, end of year       6,129,393      10.50         5,237,362           9.25        4,467,837        8.54
                                         =============                  ============                   ===============
     Shares available for future grant      1,255,662                      297,562                         989,907
                                         =============                  ============                   ===============

     (a)   Weighted average price per share.

     (b) All options granted had exercise prices equal to the average market price of Common Stock on the grant date.

          Additional information regarding the Option Plans as of December 31, 1998 is as follows:

                                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                    -----------------------------------------    -----------------------
                                                    SHARES        PRICE (a)         LIFE (B)      SHARES         PRICE (a)
     Exercise price range:
         $4.94 per share to $10.00 per share      3,806,758      $  8.23            53 months    3,806,758     $ 8.23
         $10.01 per share to $15.00 per share     1,873,009        11.29            88 months    1,743,650      11.21
         $15.01 per share to $33.94 per share     1,887,750        28.03           113 months      578,985      23.31
                                                  ----------                                   ------------
                                                  7,567,517        13.93            77 months    6,129,393      10.50
                                                 ===========                                   ============

     (a)  Weighted average price per share.

     (b)  Weighted average remaining contractual life.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had the Company elected to adopt the recognition provisions of SFAS No. 123, net income and earnings per share would have been reduced by $3,563,000, ($0.02 per share), $2,968,000 ($0.02 per share), and $1,622,000 ($0.01 per share) for 1998, 1997, and 1996, respectively.

          The fair value of options granted in 1998, 1997, and 1996 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       1998             1997            1996
                                    -----------    --------------    ----------
   Assumed risk-free interest rate      5.6%             6.5%            6.2%
   Expected life                    5.7 years         7.2 years        8.3 years
   Expected volatility                 30.6%            28.7%           26.3%
   Assumed dividend yield               0.8%             0.8%            1.5%

          In late 1996, the Company adopted the Tosco Corporation 1996 Long-Term Incentive Plan (the "LTIP") which replaced the granting of incentive awards under the Option Plans to participants in the LTIP. Under the LTIP, the Compensation Committee of the Board of Directors may grant performance units to participants, the payment of which is contingent on the meeting of performance goals as defined and continued employment by the participant. Under certain circumstances, payments in a calendar year may not exceed 400% of the participant's total annual compensation for the year of the award. Based on performance goals achieved, the participants received $30,533,000 on January 4, 1999 and are scheduled to receive approximately 50% of this amount on January 1, 2000 and January 1, 2001. If a participant voluntarily terminates employment with the Company or retires prior to age 65, all unpaid amounts will be forfeited. The Company accrues for such amounts on a ratable basis over the required service period.

15.  EMPLOYEE BENEFIT, SAVINGS, AND INCENTIVE COMPENSATION PLANS

PENSION PLANS

          The Company has non-contributory, defined benefit pension plans covering substantially all employees located at the Bayway Refinery, the Los Angeles Area Refinery System, and the San Francisco Area Refinery System, its union employees at the Ferndale Refinery, and store employees meeting minimum service periods (collectively, the "Pension Plans"). Benefits under the Pension Plans are generally based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Benefits are payable at the normal retirement age of 65, with reduced benefits for early retirement (as defined). Contributions to the Pension Plans are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than the amount deductible for federal income tax purposes. The assets of the Pension Plans are held by a major financial institution and invested in a stock index fund, a Treasury bond index fund, short-term investment funds, and a real estate equity fund.

          The Company's change in benefit obligation, change in plan assets, and funded status, using end of year actuarial assumptions, consist of the following at December 31, 1998 and 1997:

     (THOUSANDS OF DOLLARS)                              1998             1997
                                                     -------------    ----------
     Benefit obligation at beginning of year         $  137,041        $ 90,849
     Service cost (without load for expenses)            15,293           9,669
     Interest cost                                        9,867           8,067
     Actuarial loss                                       4,975          14,061
     Benefits paid                                       (3,008)         (2,588)
     76 Products Acquisition (a)                                         16,983
                                                     ------------    ----------
     Benefit obligation at end of year                  164,168         137,041
                                                     ------------    ----------

     Fair value of plan assets at beginning of year     106,842          78,115
     Actual return on plan assets                        26,351          19,577
     Employer contributions                              14,500          12,000
     Benefits paid                                       (3,008)         (2,588)
     Administrative expenses                               (287)           (262)
                                                     --------------  ----------
     Fair value of plan assets at end of year           144,398         106,842
                                                     --------------  ----------

     Funded status at end of year                       (19,770)        (30,199)
     Unrecognized transition obligation                     861           1,149
     Unrecognized net actuarial (gain) loss              (9,585)          3,340
     Unrecognized prior service cost                      7,614           8,374
                                                      -------------  ----------
     Accrued benefit liability at end of year         $ (20,880)     $  (17,336)
                                                      =============  ===========


     (a) In connection with the 76 Products Acquisition, pension benefits and recognition of prior service were extended to substantially all employees located at the acquired refineries. Accrued pension benefits for these employees through March 31, 1997 are the obligation of Unocal.

         Net pension cost, using beginning of the year actuarial assumptions, for the years ended December 31, 1998, 1997, and 1996 consists of the following:

     (THOUSANDS OF DOLLARS)                      1998          1997        1996
                                            ------------  ------------ --------
     Service cost                            $ 15,558      $ 9,669     $  6,336
     Interest cost                              9,867        8,067        5,626
     Expected return on plan assets            (8,432)      (6,177)      (4,932)
     Amortization of transition obligation        288          288          288
     Amortization of prior service cost           759          759          759
                                            ------------  ------------  -------
                                             $ 18,040     $ 12,606      $ 8,077
                                            ============= ============  =======

         The major assumptions used to calculate the Company's pension obligations and pension costs for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                    1998       1997        1996
                                                 --------    --------- --------
   Assumed discount rate                           6.75%      7.00%     7.50%
   Assumed rate of future compensation increase    5.00%      5.00%     5.00%
   Expected rate of return on plan assets          7.50%      7.50%     7.50%

          The Company has a Senior Executive Retirement Plan ("SERP") that provides retirement benefits to selected senior executives and their beneficiaries. SERP provisions of $2,176,000, $1,908,000, and $2,079,000, are included in selling, general, and administrative expenses in 1998, 1997, and 1996, respectively.

EMPLOYEE AND RETIREE BENEFIT PLANS

          The Company provides health care and life insurance benefits for its employees. The Company also provides postretirement health care and life insurance benefits for certain employees (primarily refinery employees). Health care benefits for eligible employees and retirees are provided through insurance companies and health maintenance organizations whose premiums are based on the benefits paid during the year. The health care plans are contributory (with employee/retiree contributions adjusted periodically) and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plans are noncontributory.

          The Company's change in benefit obligation, change in plan assets, and funded status, using end of year actuarial assumptions, consists of the following at December 31, 1998 and 1997:

     (THOUSANDS OF DOLLARS)                                                   1998               1997
                                                                         -------------     --------------
     Benefit obligation at beginning of year                               $    26,663         $  15,693
     Service cost                                                                1,240               952
     Interest cost                                                               1,903             1,634
     Amendment                                                                   3,166             4,171
     Actuarial loss                                                              2,026                57
     Benefits paid                                                              (1,167)           (1,241)
     76 Products Acquisition (a)                                                                   5,397
                                                                         -------------    --------------
     Benefit obligation at end of year                                          33,831            26,663
                                                                         -------------    --------------

     Fair value of plan assets at beginning of year                              4,888             5,039
     Actual return on plan assets                                                  344               317
     Benefits paid                                                                (444)             (468)
                                                                         -------------    --------------
     Fair value of plan assets at end of year                                    4,788             4,888
                                                                         -------------    --------------

     Funded status at end of year                                              (29,043)          (21,775)
     Unrecognized transition obligation                                         12,139            13,073
     Unrecognized net actuarial gain                                            (4,317)           (7,452)
     Unrecognized prior service cost                                             6,614             3,812
                                                                         -------------    --------------
     Accrued benefit liability at end of year                              $   (14,607)      $   (12,342)
                                                                         ==============   ===============


     (a) Postretirement benefits were extended to substantially all refinery employees acquired in the 76 Products Acquisition. Accrued postretirement benefits for these employees through March 31, 1997 are the obligation of Unocal.

          Net postretirement benefit cost, using beginning of the year actuarial assumptions, for the years ended December 31, 1998, 1997, and 1996 consists of the following:

     (THOUSANDS OF DOLLARS)                                                   1998             1997              1996
                                                                         -------------    --------------    -------------
     Service cost                                                        $       1,240    $          952    $         202
     Interest cost                                                               1,903             1,634            1,085
     Expected return on plan assets                                               (327)             (329)            (251)
     Amortization of transition obligation over 20 years                           934               934              934
     Net amortization and deferral                                                (762)             (759)            (955)
                                                                         --------------   --------------    -------------
                                                                         $       2,988    $        2,432    $       1,015
                                                                         =============    ==============    =============

          The major assumptions used to calculate the benefit obligation and net postretirement benefit cost for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                              1998             1997              1996
                                                                         -------------    --------------    -------------
     Assumed discount rate                                                      6.75%          7.00%            7.50%
     Current year health care cost trend rate                                   9.00%          6.80%            7.80%
     Ultimate health care cost trend rate                                       4.75%          5.50%            5.50%
     Year ultimate trend rate is achieved                                         2008            2002             2002
     Expected rate of return on plan assets                                     7.00%          5.50%            5.50%

          A 1% increase and decrease in the health care cost trend rate would have the following effect on the benefit obligation at December 31, 1998 and aggregate of service and interest cost for 1998, 1997, and 1996:

     (THOUSANDS OF DOLLARS)                          1% INCREASE    1% DECREASE
                                                     ------------   -----------
     Benefit obligation at December 31, 1998          $    1,465    $  (1,783)
     Benefit obligation at December 31, 1997               1,511       (1,839)
     Aggregate interest and service cost for 1998            202         (240)
     Aggregate interest and service cost for 1997            183         (217)
     Aggregate interest and service cost for 1996             88         (105)

SAVINGS PLANS

          The Tosco Corporation Capital Accumulation Plan (the "CAP") and the Tosco Store Savings Plan (the "TSSP"), have been established for all eligible non-store and store employees, respectively. Participants may make, within certain limitations, voluntary contributions under Section 401(k) of the Internal Revenue Code of a percentage of their compensation. The Company makes matching contributions to the CAP based upon years of contributory participation, as defined, for employees who elect to make certain specified and minimum contributions. In addition, eligible employees of the CAP receive an additional contribution equal to 5% of their compensation, up to $150,000, in lieu of pension plan benefits. Participants of the CAP and TSSP (collectively the "Savings Plan") are immediately vested in their voluntary contributions. Participants in the CAP are immediately vested in the Company contributions. Contributions by the Company to the Savings Plans for the years ended December 31, 1998, 1997, and 1996 were $20,357,000, $17,766,000, and $9,517,000, respectively.

MANAGEMENT INCENTIVE PLAN

          The Tosco Corporation Cash Incentive Plan (the "CIP") has been established for members of middle and senior management. The CIP sets forth discretionary and other awards computed as a variable percentage of a participant's base salary, which percentage is dependent upon pre-tax income, as defined, of the respective participant's operating division. The Company also has a bonus plan for senior executives, who are not participants in the CIP, based on pre-tax income per share, as defined. Results of operations for the years ended December 31, 1998, 1997, and 1996 include incentive compensation of $54,300,000, $56,100,000, and $33,028,000, respectively, of which $5,945,000,
$5,845,000, and $3,102,000 were special bonuses awarded to union and other employees not covered by management incentive plans.

16.      INCOME TAXES

          The provision (benefit) for income taxes for the years ended December 31, 1998, 1997, and 1996 is as follows:

     (THOUSANDS OF DOLLARS)       1998 (a)           1997              1996
                              -------------    --------------    -------------
     Current:
         Federal              $     (45,477)   $       87,463    $      50,720
         State                       (4,981)           23,785           16,959
         Foreign                        366               233              246
                              -------------    --------------    -------------
                                    (50,092)          111,481           67,925
                              -------------    --------------    -------------
     Deferred:
         Federal                    108,069            37,200           29,577
         State                       17,366             2,190            3,294
                              -------------    --------------    -------------
                                    125,435            39,390           32,871
                              -------------    --------------    -------------
                              $      75,343    $      150,871    $     100,796
                              =============    ==============    =============

     (a) The current Federal and state income tax benefits relate primarily to the inventory writedown.

          A reconciliation of the provision for income taxes to income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

     (THOUSANDS OF DOLLARS)                                                   1998             1997              1996
                                                                         -------------    --------------    -------------
     Income taxes at the statutory rate                                  $      63,543        127,241        $  86,479
     State income taxes, net of credits and Federal benefit                      8,050         16,884           13,164
     Permanent differences                                                      10,804         11,258            2,339
     Federal credits, adjustments, and other                                    (7,054)        (4,512)          (1,186)
                                                                         --------------   ---------------    ------------
                                                                         $      75,343    $   150,871        $ 100,796
                                                                         ==============   ===============    =============

          Temporary differences between financial and income tax reporting and tax credit carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

     (THOUSANDS OF DOLLARS)                                                   1998             1997
                                                                         -------------    --------------
     Deductible temporary differences:
         Accounts receivable                                               $   19,860        $    13,354
         Accrued expenses and other current liabilities                        152,921           103,684
         Capital leases                                                         50,208            41,741
         Accrued environmental costs                                           251,455           260,219
         Accrued postretirement benefit liability                               35,742            28,989
         Noncurrent liabilities                                                110,533           118,983
         Other                                                                  45,331            47,423
         Deferred state income taxes (a)                                        44,169            11,600
                                                                         -------------    --------------
                                                                               710,219           625,993
                                                                         -------------    --------------
     Taxable temporary differences:
         Inventories                                                          (191,779)             (633)
         Property, plant, and equipment                                       (837,383)         (661,183)
         Deferred turnarounds                                                 (116,661)          (70,841)
         Intangible assets (primarily tradenames)                              (43,719)          (40,968)
         Other deferred charges and assets                                     (17,644)          (17,644)
         Other                                                                 (38,306)          (72,998)
                                                                         -------------     --------------
                                                                            (1,245,492)         (864,267)
                                                                         --------------    --------------
     Net temporary differences                                           $    (535,273)     $   (238,274)
                                                                         ==============    ==============

     Federal income taxes at 35%                                         $    (187,346)     $    (83,396)
     Alternative minimum tax ("AMT") credit carryforward (b)                    22,678            12,207
     Research and experimentation and other tax credit carryforwards (c)         6,050
                                                                        ---------------    --------------
     Net Federal deferred tax liability                                       (158,618)          (71,189)
     Net state deferred tax liability (a)                                      (44,169)          (11,600)
                                                                         --------------   --------------
     Total deferred tax liability (d)                                         (202,787)          (82,789)
     Current portion, deferred tax asset (liability)                           (23,334)           57,646
                                                                         --------------   ---------------
     Noncurrent portion, deferred tax liability                          $    (179,453)     $   (140,435)
                                                                         ==============   ================


     (a) Deferred state income tax liabilities are provided for temporary differences, primarily differences between the book and tax bases of property, plant, and equipment.

     (b) The AMT credit carryforwards may be carried forward indefinitely.

     (c) The research and experimentation and other tax credit carryforwards expire on various dates from 2004 to 2018.

     (d) The Company believes that it is more likely than not that deferred tax assets will be realized based upon future reversals of existing taxable temporary differences and the expected continuation of profitable operating results.

17.      OPERATING LEASES

          The Company distributes petroleum products throughout its marketing areas through a combination of owned and leased terminals. Leases for product distribution terminals are generally for short periods of time and continue in effect until canceled by either party with contracted days of notice, generally 30 to 60 days. Most product distribution terminal leases are subject to escalations based on various factors. The Company subleases portions of its owned and leased product distribution terminals. During December 1997, the Company purchased the Riverhead Terminal pursuant to a purchase option in the lease.

          The Company has long-term leases with special purpose entities for land and equipment at the Company's BP California, Exxon Arizona, and certain 76 Products service stations, two refining processing units, and an office building. These leases provide the Company the option to purchase, at agreed-upon contracted prices, (a) not less than all of the leased assets at annual anniversary dates, and (b) a portion of the leased assets for resale to unaffiliated parties at quarterly lease payment dates. The Company may cancel the leases provided that lessors receive minimum sales values for the assets. Minimum annual rentals vary with commercial paper interest rates and the reference interest rate (LIBOR). These leases are accounted for as operating leases and extend, with renewal options, through 2003.

          The Company leases certain of its stores and other property and equipment. The store leases generally have primary terms of up to 25 years with varying renewal provisions. Under certain of these leases, the Company is subject to additional rentals based on store sales as well as escalations in the minimum future lease amount. The leases for other property and equipment are for terms of up to 15 years. Most of the Company's lease arrangements provide the Company an option to purchase the assets at the end of the lease term. The Company may also cancel certain of its leases provided that the lessor receives minimum sales values for the leased assets. Most of the leases require that the Company provide for the payment of real estate taxes, repairs and maintenance, and insurance.

          Net rental expense for the years ended December 31, 1998, 1997, and 1996 consists of the following:

     (THOUSANDS OF DOLLARS)                                                   1998             1997              1996
                                                                         -------------    --------------    -------------
     Minimum rental and warehousing charges                              $  188,176       $  153,775        $  98,863
     Contingent rental and warehousing charges                                7,082           11,803           25,746
                                                                         -----------      ------------      -------------
                                                                            195,258          165,578          124,609
     Less sublease rental income                                             19,748           39,183           35,001
                                                                         -------------    --------------    -------------
                                                                         $  175,510       $  126,395        $  89,608
                                                                         =============    ==============    =============

          At December 31, 1998, future minimum obligations under non-cancelable operating leases and warehousing agreements are as follows:

     (THOUSANDS OF DOLLARS)
     1999                                      $     145,209
     2000                                            130,075
     2001 (a)                                        112,068
     2002 (a)                                         93,499
     2003 (a)                                         70,685
     Thereafter                                      399,587
                                               -------------
                                                     951,123
     Less future minimum sublease income              86,089
                                               -------------
                                               $     865,034
                                               =============

     (a) Excludes guaranteed residual payments totaling $29,222,000 (2001), $191,501,000 (2002), and $190,250,000 (2003) due at the end of the
         lease term, which will be reduced by the fair market value of the leased assets.

18.      COMMITMENTS AND CONTINGENCIES

          There are various legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages not covered by insurance that in the aggregate would be material to the business or operations of the Company.

          As a condition of the 76 Products Acquisition, Unocal is entitled to receive contingent participation payments over the seven year period following the acquisition, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increase above specified levels. The contingent participation payments will be capitalized, when incurred, as an additional cost of the 76 Products Acquisition. For 1998 and the nine month period ended December 31, 1997, the Company's contingent participation obligation was not material to its consolidated financial position.

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

          The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. The Company's potential minimum obligation to eight officers was $6,365,000 at December 31, 1998.

          The Company, in keeping with industry practice, schedules periodic maintenance of major processing units for significant non-routine repairs and replacements (turnarounds) as the units reach the end of their normal operating cycles. Unscheduled turnarounds or unit shutdowns also occur because of operating difficulties or external factors. Throughput and earnings are lowered, and deferred turnaround expenditures increased, during such periods.

          The Company carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While management believes the Company is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances would have to be paid out of general corporate funds. Cost of sales was reduced by insurance coverage accruals for property damage and business interruption claims, net of insurance policy deductibles and asset write-offs, related to the unscheduled shutdowns of the Bayway Refinery cat cracker and Avon Refinery hydrocracker in 1997.

          In the normal course of business, the Company has entered into numerous crude oil and feedstock supply contracts, finished product sale and exchange agreements, and transportation contracts. Because of the market related pricing structure and/or generally short-term nature of these contracts, they are not expected to negatively impact the Company's future operating results.

19.      BUSINESS SEGMENTS

          The Company has two operating business segments: refining and marketing. The refining segment includes the acquisition of crude oil and other feedstocks, the production of petroleum products, and the distribution and sale of petroleum products to wholesale customers. The marketing segment includes the sale of petroleum products and merchandise through company owned gasoline stations and convenience stores and branded dealers and jobbers. The nonoperating segment consists of corporate activities and certain nonoperating subsidiaries. Summarized financial information by segment for 1998, 1997, and 1996 is as follows:

                                                              OPERATING SEGMENTS           NONOPERATING      CONSOLIDATED
     1998 (THOUSANDS OF DOLLARS)                         REFINING           MARKETING         SEGMENT            TOTAL
                                                       --------------    -------------    --------------    -------------
     Total sales                                       $    8,608,457    $   5,234,712    $                 $  13,843,169
     Intersegment sales                                    (1,812,626)          (9,016)                        (1,821,642)
                                                       --------------    -------------    --------------    -------------
     Third party sales                                 $    6,795,831    $   5,225,696    $                 $  12,021,527
                                                       ==============    =============    ==============    =============

     Operating contribution (a)                        $      682,328    $     533,356    $                 $   1,215,684
                                                       ==============    =============    ==============    =============

     Depreciation and amortization                     $      180,214    $     132,007      $    1,643       $    313,864
                                                       ===============   ==============   ==============    =============

     Inventory writedown / restructuring charge        $      280,000    $                  $                $    280,000
                                                       ===============   ==============   ==============    =============

     Net interest expense (income)                     $       79,281    $    46,062       $    (2,636)      $    122,707
                                                       ===============   ==============    =============     ============

     Income (loss) before income taxes and
       distributions on Trust Preferred Securities     $       60,228    $   153,913       $   (15,339)      $    198,802
                                                       ===============   ==============    =============     =============

     Total assets at year-end                          $    3,436,007    $ 2,319,272       $    87,537       $  5,842,816
                                                       ==============    =============     ==============    =============

     Capital expenditures (b)                          $      337,237    $   216,387       $        52       $    553,676
                                                       ==============    =============    ==============    =============

                                                              OPERATING SEGMENTS           NONOPERATING      CONSOLIDATED
     1997 (THOUSANDS OF DOLLARS)                         REFINING           MARKETING         SEGMENT            TOTAL
                                                       --------------    -------------    --------------    -------------
     Total sales                                       $    9,707,311    $   5,643,476    $                 $  15,350,787
     Intersegment sales                                    (2,053,373)         (15,794)                        (2,069,167)
                                                       --------------    -------------    --------------    -------------
     Third party sales                                 $    7,653,938    $   5,627,682    $                 $  13,281,620
                                                       ==============    =============    ==============    =============

     Operating contribution (a)                        $      628,227    $     539,901    $                 $   1,168,128
                                                       ==============    =============    ==============    =============

     Depreciation and amortization                     $      175,489    $     126,470    $      1,580      $     303,539
                                                       ===============   ==============   ===============   =============

     Inventory writedown                               $       53,000    $                $                 $      53,000
                                                       ==============    =============    ==============    =============

     Net interest expense (income)                     $       80,215    $      55,832     $    (1,592)     $     134,455
                                                       ==============    =============    ==============    =============

     Income (loss) before income taxes and
       distributions on Trust Preferred Securities     $     233,107     $     163,170     $   (15,481)     $     380,796
                                                       ==============    ==============    ==============   =============

     Total assets at year end                          $    3,567,898    $   2,263,893     $   143,061      $   5,974,852
                                                       ==============    =============    ==============    =============

     Capital expenditures (b)                          $      384,842    $     131,314     $     5,907      $     522,063
                                                       ==============    =============    ==============    =============

                                                              OPERATING SEGMENTS           NONOPERATING      CONSOLIDATED
     1996 (THOUSANDS OF DOLLARS)                         REFINING           MARKETING         SEGMENT            TOTAL
                                                       --------------    -------------    --------------    -------------
     Total sales                                       $    7,814,267    $   2,962,934    $                 $ 10,777,201
     Intersegment sales                                      (854,590)                                          (854,590)
                                                       --------------    -------------    --------------    ------------
     Third party sales                                 $    6,959,677    $   2,962,934    $                 $  9,922,611
                                                       ==============    =============    ==============    ============

     Operating contribution (a)                        $      473,295    $     252,318    $                 $    725,613
                                                       ==============    =============    ==============    ============

     Depreciation and amortization                     $      110,891    $      72,859    $        755      $    184,505
                                                       ==============    =============    ==============    ============

     Restructuring charge                              $                 $      13,500    $                 $     13,500
                                                       ==============    =============    ==============    =============

     Net interest expense (income)                     $      39,052     $      44,994    $       (622)     $     83,424
                                                       ==============    =============    ==============    =============

     Income (loss) before income taxes and
       distributions on Trust Preferred Securities     $     243,095     $      18,892     $   (14,138)      $   247,849
                                                       ==============    ==============   ==============    =============

     Total assets at year-end                          $   1,625,107     $   1,807,380     $   122,338       $ 3,554,825
                                                       ==============    =============    ==============    ============

     Capital expenditures (b)                          $      123,702    $      97,503     $       248       $   221,453
                                                       ==============    =============    ==============    ============

     (a) Operating contribution is calculated as sales minus cost of sales.

     (b) Capital expenditures include the purchase of property, plant, and equipment and deferred turnaround spending.

20.      SUPPLEMENTAL CASH FLOW INFORMATION

     (THOUSANDS OF DOLLARS)                                                   1998             1997              1996
                                                                         -------------    --------------    -------------
     Cash paid during the year for:
         Interest, net of amounts capitalized                              $   134,359     $    113,240      $    87,349
         Income taxes, net of refunds received (a)                             (27,085)         105,182           72,213

     Detail of cash paid for acquisitions:
         Fair value of assets acquired                                                    $   2,035,415    $   1,598,108
         Liabilities assumed                                                                   (441,012)        (794,545)
         Common Stock issued                                                                   (396,880)        (327,039)
                                                                                          ---------------   -------------
         Net cash paid for acquisitions                                                       1,197,523          476,524
         Cash acquired in acquisitions                                                            2,952           32,466
                                                                                          --------------    -------------
                                                                                          $   1,200,475     $    508,990
                                                                                          ==============    =============

     (a) A $51,670,000 refund of federal income taxes was received in September
         1998.

21.      SUBSEQUENT EVENTS

POLYPROPYLENE JOINT VENTURE

          In February 1999, Tosco signed a memorandum of understanding to create a 50/50 joint venture with Union Carbide Corporation ("Union Carbide") for the marketing of polypropylene. A 775 million pounds per year polypropylene plant is planned to be constructed at the Bayway Refinery over the next two years. When completed, the joint venture is expected to be one of the top five suppliers of polypropylene in North America. The production from this new plant and Union Carbide's plants in Seadrift, Texas and Norco, Louisiana, estimated to be 1.6 billion pounds per year, will be committed to the joint venture and marketed by Union Carbide. Completion of the joint venture is subject to execution of definitive documents and satisfactory compliance with various conditions.

REVOLVING CREDIT FACILITY

          In order to reduce financing costs, Tosco elected not to renew its $100 million Facility B under the Revolving Credit Facility when it expired on January 12, 1999.

AVON REFINERY INCIDENT

          On February 23, 1999, a fire occurred at a crude unit at the San Francisco Area Refinery, Avon facility and resulted in four fatalities. The fire was quickly isolated and extinguished with no offsite impacts or health risks to the community. On March 2, 1999, Tosco announced that the Avon Refinery would be shutdown for at least 30 days, while a thorough safety review is conducted. As a result of this incident, management is assessing various strategies for the Avon Refinery. While such developments do not materially alter the restructuring accrual recorded in 1998 (Note 8), depending on the outcome of such assessment, the restructuring accrual may be modified in 1999.

22.       NEW ACCOUNTING STANDARD

          During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company plans to adopt SFAS No. 133 on January 1, 2000. The Company is currently evaluating the effect SFAS No. 133 will have on its financial position and results of operations.


23.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST           SECOND              THIRD           FOURTH
                                         QUARTER          QUARTER            QUARTER        QUARTER (A)          TOTAL
                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
     1998
     Sales                            $   3,047,055    $    3,168,389    $   2,964,510    $    2,841,573    $  12,021,527
     Operating contribution (b)             258,742           362,765          315,031           279,146        1,215,684
     Net income (loss)                       41,541           100,304           80,281          (115,917)         106,209
     Earnings (loss) per share (c):
         Basic                        $        0.27    $         0.64    $        0.52    $    (0.76)       $        0.69
         Diluted (d)                           0.26              0.61             0.49         (0.76)                0.67

     1997
     Sales                            $   2,410,273    $    3,196,431    $   3,758,589    $    3,916,327    $  13,281,620
     Operating contribution (b)             137,427           326,558          380,023           324,120        1,168,128
     Net income                               3,563            67,112          100,933            41,067          212,675
     Earnings per share (c):
         Basic                        $        0.03    $         0.44    $        0.65    $         0.26    $        1.43
         Diluted                               0.03              0.42             0.61              0.26             1.37

     (a) Results of operations for the fourth quarter of 1998 include a $240,000,000 ($140,400,000 after tax, $0.92 per share) non-cash writedown of raw materials and product inventories to their fair value and a $40,000,000 ($23,400,000 after tax, $0.15 per share)
         restructuring charge primarily related to the reconfiguration of the San Francisco Area Refinery System. Results of operations for the fourth quarter of 1997 include a non-cash inventory writedown of $53,000,000 ($31,001,000 after tax, $0.18 per share) as a result of declining raw material and product prices in late 1997.

     (b) Operating contribution is calculated as sales minus cost of sales. To conform to the 1998 presentation, the 1997 amounts have been reclassified to exclude depreciation and amortization.

     (c) Earnings per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal to the full year amount.

     (d) For the three-month period ended December 31, 1998, conversion of stock options and Trust Preferred Securities was not assumed due to the anti-dilutive impact of the conversion. For the year ended December 31, 1998, conversion of Trust Preferred Securities was not assumed due to the anti-dilutive impact of the conversion.

                       TOSCO CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (Thousands of Dollars)


Column A                                      Column B                    Column C            Column D         Column E
-----------------------                     --------------   ---------------------------    ------------    -----------
                                                                Charged
                                              Balance at       (Credited) to       Charged                   Balance
                                              Beginning         Costs and          to Other                  at End of
                                               of Year           Expenses          Accounts   Deductions      Year

Allowance for uncollectible receivables:
      1998                                     $19,018            $10,380            $-         $12,560       $16,838

     1997 (a)                                    8,291              8,234            7,238        4,745        19,018

      1996                                       8,523               (265)            -             (33)        8,291

 Inventory net realizable value reserve:
      1998                                     $53,000           $240,000            $-              $-      $293,000

      1997                                       -                 53,000             -               -        53,000

(a) The 1997 Charged to Other Accounts amount represents the allowance for uncollectible credit card receivables acquired in the 76 Products
     Acquisition.  See Note 3 to the Consolidated Financial Statements.