Form 10-Q
period 1999-03-31
TOSCO CORP
filed 1999-05-14
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from_____________to______________________

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

                              [X] Yes  ___ No

 Registrant's Common Stock outstanding at April 30, 1999 was 152,375,519 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                                                   PAGE(S)

PART I        FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Consolidated Balance Sheets as of March 31, 1999
           and December 31, 1998                                         2

           Consolidated Statements of Income for the three month
            periods ended March 31, 1999 and 1998                        3

           Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 1999 and 1998                  4

         Notes to Consolidated Financial Statements                    5 - 8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9 - 14


PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K:                         15


Signature                                                               16

                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Thousands of Dollars, Except Par Value)


                                                                     March 31,      December 31,
                                                                       1999            1998
                                                                     -----------    ------------

 ASSETS
 Current assets:
    Cash and cash equivalents                                           $6,002        $31,302
    Marketable securities and deposits                                  59,953         49,594
    Trade accounts receivable, less allowance for uncollectibles
      of $17,536 (1999) and $16,838 (1998)                             209,220        265,439
   Inventories, net                                                    983,614      1,077,302
   Prepaid expenses and other current assets                            95,658         95,349
   Deferred income taxes                                                31,413
                                                                    -------------  -------------
              Total current assets                                   1,385,860      1,518,986

 Property, plant, and equipment, net                                 3,378,065      3,379,404
 Deferred turnarounds, net                                             160,620        156,310
 Intangible assets (primarily tradenames), less accumulated
   amortization of $56,819 (1999) and $51,907 (1998)                   633,630        638,542
 Other deferred charges and assets                                     159,104        149,574
                                                                    ------------- -------------
                                                                    $5,717,279     $5,842,816
                                                                    ============= =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                 $524,804        $651,408
    Accrued expenses and other current liabilities                    710,638         728,352
    Current maturities of long-term debt                                1,580           1,608
    Deferred income taxes                                                              23,334
                                                                    -------------  -------------
              Total current liabilities                             1,237,022       1,404,702

 Revolving credit facility                                            216,000         196,000
 Long-term debt                                                     1,358,444       1,358,553
 Accrued environmental costs                                          260,290         253,691
 Deferred income taxes                                                176,630         179,453
 Other liabilities                                                    234,879         237,427
                                                                    -------------  -------------
              Total liabilities                                     3,483,265       3,629,826
                                                                    -------------  -------------
 Company-obligated, mandatorily redeemable, convertible preferred securities of Tosco Financing Trust, holding solely 5.75%
  convertible junior subordinated debentures of Tosco Corporation
  (Trust Preferred Securities)                                        300,000         300,000
                                                                   -------------  -------------
 Shareholders' equity:
    Common stock, $.75 par value, 250,000,000 shares authorized,
     177,823,514 shares issued                                        133,596        133,596
    Additional paid-in capital                                      2,029,968      2,029,969
    Retained earnings                                                 342,210        323,476
    Treasury stock, at cost                                          (571,760)      (574,051)
                                                                   -------------  -------------
              Total shareholders' equity                            1,934,014      1,912,990
                                                                   -------------  -------------
                                                                   $5,717,279     $5,842,816
                                                                  ==============  =============

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars, Except Per Share Data)

                                                                          Three Months Ended March 31,
                                                                              1999            1998
                                                                          --------------    -----------

 Sales                                                                      $2,637,710      $3,047,055

 Cost of sales                                                               2,394,977       2,788,313
 Depreciation and amortization                                                  82,604          75,970
 Selling, general, and administrative expenses                                  77,500          72,731
 Interest expense                                                               32,291          36,138
 Interest income                                                                (1,213)         (1,420)
                                                                          --------------  -------------
 Income before income taxes and distributions on Trust Preferred Securities     51,551          75,323
 Income taxes                                                                   21,136          31,259
                                                                          --------------  -------------
 Income before distributions on Trust Preferred Securities                      30,415          44,064
 Distributions on Trust Preferred Securities, net of income tax benefit
   of $1,768 (1999) and $1,790 (1998)                                            2,545           2,523
                                                                          --------------  -------------
 Net income                                                                    $27,870         $41,541
                                                                          ==============  =============

                            BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings per share                     $27,870         $41,541
 Weighted average common shares outstanding                                152,328,601     156,325,535
                                                                          --------------  -------------
 Basic earnings per share                                                 $       0.18      $     0.27
                                                                          ==============  =============

                            DILUTED EARNINGS PER SHARE
 Net income                                                               $     27,870      $   41,541
 Distributions on Trust Preferred Securities, net of income tax benefit (a)                      2,523
                                                                          --------------  -------------
 Earnings used for computation of diluted earnings per share              $     27,870      $   44,064
                                                                          ==============  =============

 Weighted average common shares outstanding                                152,328,601     156,325,535
 Assumed conversion of dilutive stock options                                3,293,529       4,601,636
 Assumed conversion of Trust Preferred Securities (a)                                        9,113,940
                                                                          --------------  -------------
 Weighted average common and common equivalent shares used for
   computation of diluted earnings per share                               155,622,130     170,041,111
                                                                          ==============  =============
 Diluted earnings per share                                               $       0.18    $       0.26
                                                                          ==============  =============
                           DIVIDENDS PER SHARE
 Dividends per share                                                      $       0.06    $       0.06
                                                                          ==============  =============

 (a) Conversion of the Trust Preferred Securities was not assumed in 1999 due to the anti-dilutive impact of the conversion.


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                            Three Months Ended March 31,
                                                                               1999            1998
                                                                            -------------    ----------
Cash flows from operating activities:
    Net income                                                                  $27,870       $41,541
    Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                            82,604        75,970
        Provision for bad debts                                                   2,461         2,000
        Deferred income taxes                                                   (57,570)
        Changes in operating assets and liabilities, net                        (39,549)     (154,565)
        Other, net                                                                 (111)        1,518
                                                                             -------------  ------------
 Net cash provided by (used in) operating activities                             15,705       (33,536)
                                                                             -------------  ------------
 Cash flows from investing activities:
    Net change in marketable securities and deposits                            (10,359)       (6,312)
    Purchase of property, plant, and equipment                                  (83,403)      (72,121)
    Proceeds on sale of property, plant, and equipment                           68,292         6,858
    Deferred turnaround spending                                                (16,542)      (10,918)
    Increase in deferred charges and other assets, net                          (11,157)       (2,438)
    Other, net                                                                     (763)        1,857
                                                                             -------------  ------------
 Net cash used in investing activities                                          (53,932)     (83,074)
                                                                             =============  ============

 Cash flows from financing activities:
    Net borrowings under revolving credit facilities                             20,000      205,000
    Payments under long-term debt agreements                                       (226)     (11,988)
    Retirement of real estate installment purchase note                                      (64,622)
    Dividends paid on common stock                                               (9,142)      (9,380)
    Other, net                                                                    2,295          736
                                                                             -------------  ------------
 Net cash provided by financing activities                                       12,927      119,746
                                                                             -------------  ------------
 Net (decrease) increase in cash and cash equivalents                           (25,300)       3,136
 Cash and cash equivalents at beginning of period                                31,302       34,482
                                                                             -------------  ------------
 Cash and cash equivalents at end of period                                      $6,002      $37,618
                                                                             =============  ============

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                         (ALL INFORMATION IS UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated interim financial statements of Tosco Corporation and subsidiaries ("Tosco" or the "Company") reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows. Such interim financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2.   INVENTORIES

                                              MARCH 31,       DECEMBER 31,
     (THOUSANDS OF DOLLARS)                     1999              1998
                                             -------------    -------------
     Refineries (LIFO):
       Raw materials                          $ 351,190       $   418,768
       Intermediates                            186,139           191,575
       Finished products                        287,694           302,225
     Retail (FIFO):
       Merchandise                              122,931           129,223
       Gasoline and diesel                       34,782            35,428
       Other                                        878                83
                                              -------------   ------------
                                              $ 983,614       $ 1,077,302
                                              =============   ============

Inventories accounted for under the LIFO method at March 31, 1999 and December 31, 1998, are reduced by a $293,000,000 inventory valuation reserve. At March 31, 1999, the net realizable value of such inventories exceeded carrying cost by more than the $293,000,000 valuation reserve.

3.   PROPERTY, PLANT, AND EQUIPMENT

During the first quarter of 1999, Tosco completed the sale of 200 convenience stores for $60,071,000, plus the value of inventories.

Effective January 1, 1999, Tosco prospectively extended the useful lives of its refinery and distribution assets. This change was made to better represent the remaining useful lives of the assets, as determined by a third party appraisal. The impact of this change in accounting estimate, which was partially offset by additional depreciation of assets placed in service in late 1998 and early 1999, was to increase net income during the three month period ended March 31, 1999 by $3,540,000 ($0.02 per share).

4.   ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES

During 1998, Tosco recorded a $40,000,000 charge primarily related to the restructuring of its San Francisco Area Refinery System. Activity for 1999 and 1998 is summarized below (thousands of dollars):

     Impairment of assets                                   $      15,153
     Exit costs                                                    18,904
     Employee termination costs                                     5,943
                                                            -------------
                                                                   40,000
     Utilization through March 31, 1999, primarily
       the write-off of refinery assets                           (15,370)
                                                            $      24,630
                                                            =============

On February 23, 1999, a fire occurred at a crude unit at the San Francisco Area Refinery, Avon facility and resulted in four fatalities. The fire was quickly isolated and extinguished with no offsite impacts or health risks to the community. On March 2, 1999, Tosco announced that the Avon Refinery would be shutdown for at least 30 days, while a thorough safety review was conducted. As a result of this incident, management is assessing various strategies for the Avon Refinery. While such developments do not materially alter the restructuring accrual remaining at March 31, 1999, depending on the outcome of such assessment, the restructuring accrual may be modified during the remainder of 1999 (Note 8).

5.   REVOLVING CREDIT FACILITY

                                             MARCH 31,       DECEMBER 31,
     (THOUSANDS OF DOLLARS)                    1999              1998
                                           -------------    -------------
     Cash borrowings outstanding           $     216,000    $     196,000
     Letters of credit                            23,293           30,160
                                           -------------    -------------
     Total utilization                           239,293          226,160
     Availability                                660,707          773,840
                                           -------------    -------------
                                           $     900,000    $   1,000,000
                                           =============    =============

In order to reduce financing costs, Tosco elected not to renew its $100 million Facility B under the Revolving Credit Facility when it expired on January 12, 1999.

6.   COMMITMENTS AND CONTINGENCIES

There are various legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages not covered by insurance that in the aggregate would be material to the Company's business or operating results.

As a condition of Tosco's March 31, 1997 acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum assets (the "76 Products Acquisition"), Unocal is entitled to receive contingent participation payments through March 31, 2004, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increase above specified levels. The contingent participation payments will be capitalized, when incurred, as an additional cost of the 76 Products Acquisition. For completed participation periods, the Company's contingent participation payments are not material to its consolidated financial position.

Litigation between Unocal and certain petroleum refiners has contested the validity of patents held by Unocal covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by certain refiners. The Company is not a party to the patent litigation. Under the terms of the 76 Products Acquisition, the Company has no liability to Unocal for any possible past infringement of the patents, including to the date of final resolution of the matter, which, considering appeals, could take several years.

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

7.   BUSINESS SEGMENTS

The Company has two operating business segments: refining and marketing. The refining segment includes the acquisition of crude oil and other feedstocks, the production of petroleum products, and the distribution and sale of petroleum products to wholesale customers. The marketing segment includes the sale of petroleum products and merchandise through company owned gasoline stations and convenience stores, and branded dealers and jobbers. The nonoperating segment consists of corporate activities and certain nonoperating subsidiaries. Summarized financial information by segment for the three-month periods ended March 31, 1999 and 1998 is as follows:

                                                                OPERATING SEGMENTS           NONOPERATING      CONSOLIDATED
     1999 (THOUSANDS OF DOLLARS)                            REFINING          MARKETING         SEGMENT            TOTAL
                                                          -------------    -------------     -------------    -------------
     Total sales                                          $   1,829,696    $   1,230,035     $        -         $3,059,731
     Intersegment sales                                        (418,344)          (3,677)                         (422,021)
                                                          -------------    -------------     -------------    ------------
     Third party sales                                    $   1,411,352    $   1,226,358     $        -         $2,637,710
                                                          =============    =============     ============== ==============

     Operating contribution (a)                           $     115,963    $     126,770     $        -           $242,733
     Depreciation and amortization                               48,555           33,696               353          82,604
     Net interest expense (income)                               19,287           12,428              (637)         31,078
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities               28,035           26,882            (3,366)         51,551
     Capital expenditures (b)                                    48,696           51,239                10           99,945

                                                                OPERATING SEGMENTS           NONOPERATING      CONSOLIDATED
     1998 (THOUSANDS OF DOLLARS)                            REFINING          MARKETING         SEGMENT            TOTAL
                                                          -------------    -------------     -------------    -------------
     Total sales                                          $   2,249,092    $   1,242,825     $        -         $3,491,917
     Intersegment sales                                        (443,542)          (1,320)                         (444,862)
                                                          -------------    -------------     -------------    ------------
     Third party sales                                    $   1,805,550    $   1,241,505     $        -         $3,047,055
                                                          =============    =============     ===============  =============

     Operating contribution (a)                           $     154,281    $     104,461     $        -           $258,742
     Depreciation and amortization                               43,580           32,136               254          75,970
     Net interest expense (income)                               24,016           11,527              (825)         34,718
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities               65,946           12,635            (3,258)         75,323
     Capital expenditures (b)                                    30,508           52,511                20          83,039

  (a)  Operating contribution is calculated as sales minus cost of sales.

  (b) Capital expenditures include the purchase of property, plant, and equipment and deferred turnaround spending.

Summarized total assets by segment as of March 31, 1999 and December 31, 1998 is as follows:

                                                                OPERATING SEGMENTS           NONOPERATING      CONSOLIDATED
     (THOUSANDS OF DOLLARS)                                 REFINING          MARKETING         SEGMENT            TOTAL
                                                          -------------    -------------     -------------    -------------
     March 31, 1999                                       $   3,289,163    $   2,312,549     $     115,567    $   5,717,279
     December 31, 1998                                        3,436,007        2,319,272            87,537        5,842,816

8.   SUBSEQUENT EVENTS

On April 1, 1999, the Company entered into an agreement with BP Amoco for the purchase of 137 retail gasoline and service station sites. The majority of the sites will be acquired by a special purpose entity that will lease the sites to Tosco under a long-term operating lease. These sites are located principally in seven major Southeastern urban areas as well as Pittsburgh, Pennsylvania and will be operated under the Company's "76" gasoline and "Circle K" convenience store brands. Additionally, the Company reached an agreement with BP Amoco for the return of the "BP" tradename over a two-year period.


On April 27, 1999, the Company announced that it would restart its Avon Refinery
(Note 4). The Avon Refinery is expected to be operational by the end of June
1999 after completion of planned maintenance and turnaround work. The Company has been conducting intensive safety training at the plant since operations were temporarily suspended following a fire on February 23, 1999. The restart decision was made following approval of a modified collective bargaining agreement by the plant's work force that included, among other things, work rule changes to improve safety. The Company also committed to the implementation of additional safety measures recommended by an independent consultant and that layoffs and certain consolidation of functions would not occur as previously contemplated. Accordingly, the Company expects to reverse previously accrued employee termination costs included in the 1998 restructuring accrual during the second quarter of 1999. As plans regarding the Avon Refinery's ultimate configuration evolve, the Company will reevaluate the elements of the 1998 restructuring accrual.

9.   NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and
Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The
Company plans to adopt SFAS No. 133 on January 1, 2000. The Company is currently evaluating the effect SFAS No. 133 will have on its financial position and results of operations.


                       TOSCO CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of
Operations ("MD&A") for the three month period ended March 31, 1999 should be read in conjunction with Management's Discussion and Analysis included in the Tosco Corporation ("Tosco") 1998 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1994 through 1998. This MD&A updates that data.


RESULTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
(THOUSANDS OF DOLLARS)                                        1999              1998
                                                          -------------    -------------
Sales                                                     $   2,637,710    $   3,047,055
Cost of sales                                                 2,394,977        2,788,313
Depreciation and amortization                                    82,604           75,970
Selling, general, and administrative expenses                    77,500           72,731
Interest expense, net                                            31,078           34,718
                                                          -------------    -------------
Income before income taxes and distributions on
  Trust Preferred Securities                                     51,551           75,323
Income taxes                                                     21,136           31,259
                                                          -------------    -------------
Income before distributions on Trust Preferred Securities        30,415           44,064
Distributions on Trust Preferred Securities, net of
  income tax benefit                                              2,545            2,523
                                                          -------------    -------------
Net income                                                $      27,870    $      41,541
                                                          =============    =============

Diluted earnings per share (a)                            $        0.18    $        0.26
                                                          =============    =============

(a)  Earnings per share throughout MD&A are expressed on a diluted basis.

REFINING DATA SUMMARY (a)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              1999              1998
                                                          -------------    -------------
Average charge barrels input per day (b):
     Crude oil                                                  739,500          857,800
     Other feed and blending stocks                              81,800           91,300
                                                              ----------       -----------
                                                                821,300          949,100
                                                              ==========       ===========

Average production barrels produced per day (b):
     Clean products (c)                                         701,400          784,900
     Other finished products                                    115,300          166,600
                                                          -------------    -------------
                                                                816,700          951,500
                                                          =============    =============

Operating margin per charge barrel (d)                      $      4.28        $    4.43
                                                          =============    ==============

(a) The Refining Data Summary presents the operating results of the following refineries:
     -   Bayway Refinery, located on the New York Harbor
     -   Ferndale Refinery, located on Washington's Puget Sound
     -   Los Angeles Refinery System, comprised of two refineries in Los Angeles
     -   San Francisco Area Refinery System, comprised of the Rodeo-Santa Maria complex and the Avon Refinery, which was shutdown in March 1999 for a safety review following a fire at a crude unit on February 23, 1999
     -   Trainer Refinery, located near Philadelphia

(b) A barrel is equal to 42 gallons.

(c) Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels.

RETAIL DATA SUMMARY

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
(THOUSANDS OF DOLLARS)                                  1999              1998
                                                   -------------    -----------
Volume of fuel sold (thousands of gallons)          1,085,214         1,068,638
Blended fuel margin (cents per gallon) (a)               11.3              11.1
Number of gasoline stations at period end (b)           4,203             4,656

Merchandise sales (thousands of dollars)          $   500,363       $   475,857
Merchandise margin (percentage of sales)                 30.3%             29.2%
Number of merchandise stores at period end (b)          2,152             2,291

Other retail gross profit (thousands of dollars)  $    28,152       $    29,407

(a) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

(b) During the first quarter of 1999, Tosco completed the sale of 200 convenience stores.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Tosco earned net income of $27.9 million ($0.18 per share) on sales of $2.6 billion during the first quarter of 1999, compared to earnings of $41.5 million ($0.26 per share) on sales of $3.0 billion in the corresponding period of 1998. The decrease in sales of $409.3 million was primarily due to lower refinery production and product prices.

Tosco generated an operating contribution (sales less cost of sales) of $242.7 million for the first quarter of 1999, compared to $258.7 million in the corresponding period in 1998. The decline of $16.0 million was attributable to refining (reduction of $38.3 million) and retail (improvement of $22.3 million) operations.

Refining operating contribution was $116.0 million for the 1999 first quarter, compared to $154.3 million in the 1998 first quarter. This decrease of $38.3 was attributable to Tosco's East Coast operations, where production and operating margins per charge barrel both declined. Production rates were reduced and the scheduled turnaround of the Bayway refinery cat cracker was moved forward in response to the poor margins on the East Coast. Refining operating contribution on the West Coast was greater in the first quarter of 1999 due to improved operating margins per charge barrel.

Retail operating contribution was $126.8 million for the quarter ended March 31, 1999, compared to $104.5 million in the comparable period in 1998. The 1999 improvement of $22.3 million was primarily attributable to increased merchandise and fuel sales volumes and margins.

Depreciation and amortization for the quarter ended March 31, 1999 was $82.6 million, compared to $76.0 million in the comparable 1998 period. The increase of $6.6 million was due to depreciation on assets placed in service in late 1998 and early 1999, and the acceleration of the Bayway cat cracker turnaround. These factors were partially offset by a reduction in depreciation associated with Tosco's January 1, 1999 extension of its refinery and distribution assets' useful lives. See Note 3 to the Consolidated Financial Statements.

Selling, general, and administrative expenses for the first quarter of 1999 increased by $4.8 million compared to the corresponding period in 1998, primarily due to higher levels of incentive compensation accruals.

Net interest expense for the quarter ended March 31, 1999 decreased by $3.6 million compared to the 1998 period. This decrease was primarily due to lower borrowings and interest rates under Tosco's revolving credit facility.

Effective January 1, 1999, Tosco reduced its effective income tax rate from 41.5% to 41.0%. This reduction was attributable to decreased state income taxes based upon revised state apportionment factors.

OUTLOOK

Results of operations are primarily determined by the operating efficiency of the refineries, and by refining and retail fuel margins. All of Tosco's refineries, with the exception of the Avon Refinery, are currently operating at or near capacity. The Avon Refinery is expected to be operational by the end of June 1999 after completion of necessary maintenance and turnaround work. See
Note 8 to the Consolidated Financial Statements. Tosco is not able to predict the level of refinery and retail fuel operating margins for the balance of 1999 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs without compromising safety, reliability, or environmental compliance.

Tosco's policy is to recognize non-cash writedowns and recoveries of inventories due to price changes only at year-end, unless the change is not expected to be temporary. At March 31, 1999, the fair value of Tosco's LIFO inventories exceeded carrying value by more than the $293.0 million net realizable value reserve existing at March 31, 1999. This recovery was not recorded because there is no assurance that the higher level of prices will continue through December 31, 1999 due to volatilities in market.

CASH FLOWS

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $25.3 million during the three-month period ended March 31, 1999. Cash used in investing activities of $53.9 million exceeded cash provided by operating activities of $15.7 and financing activities of $12.9 million.

Net cash provided by operating activities of $15.7 million was from cash earnings (net income plus depreciation and amortization, provision for bad debts, and deferred income taxes) of $55.4 million net of an increase in operating assets and liabilities of $39.6 million and other uses of $0.1 million.

Net cash used in investing activities totaled $53.9 million due to the net change in marketable securities and deposits of $10.3 million, capital additions of $83.4 million, spending for turnarounds of $16.5 million, spending for deferred charges and other assets of $11.2 million, and other items totaling $0.8 million partially offset by proceeds on sales of property, plant, and equipment of $68.3 million.

Net cash provided by financing activities totaled $12.9 million, due to net borrowings under the revolving credit facility of $20.0 million and other items of $2.0 million partially offset by Common Stock dividend payments of $9.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the revolving credit facility) totaled $726.7 million, a $128.1 million decrease from December 31, 1998. Cash and cash equivalents decreased by $25.3 million, marketable securities and deposits increased by $10.3 million, and availability under the Revolving Credit Facility decreased by $113.1 million. The decrease in availability under the revolving credit facility was primarily due to Tosco's election not to renew its $100 million Facility B under the revolving credit facility when it expired on January 12, 1999.

At March 31, 1999, total shareholders' equity was $1.9 billion, a $21.0 million increase from December 31, 1998. This increase was due to net income of $27.9 million and other items of $2.2 million, less Common Stock dividends of $9.1 million. Debt (current and long-term debt and the revolving credit facility) increased by $19.9 million to $1.6 billion at March 31, 1999 due to increased borrowings under the revolving credit facility.

The ratio of long-term debt (revolving credit facility and non-current portion of long-term debt) to total capitalization (revolving credit facility, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) was 41% at March 31, 1998, consistent with the December 31, 1998 ratio.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At March 31, 1999, Tosco had available for issue $779 million of securities pursuant to this shelf registration statement.

Tosco's Board of Directors previously approved the repurchase of up to $300 million of Tosco Common Stock. Through December 31, 1998 and April 30, 1999, Tosco has repurchased 4,258,000 shares of Common Stock for $101.1 million. Future purchases, if any, will be made from time to time in the open market or otherwise at prevailing prices which Tosco considers opportune and as permitted by applicable securities laws.

The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provide Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months.

CAPITAL EXPENDITURES

During the 1999 first quarter. Tosco spent $99.9 million for budgeted capital additions: $83.4 million on property, plant, and equipment additions and $16.5 million for turnarounds. Refining capital additions of $48.7 million were primarily for turnaround projects at the Bayway Refinery and the completion of projects related to compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Tosco intends to finance its 1999 capital additions, including construction of a polypropylene plant at the Bayway Refinery, through cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

Marketing capital additions of $51.2 million were primarily for improvements at existing sites. On April 1, 1999, the Company entered into an agreement with BP Amoco for the purchase of 137 retail gasoline and service station sites. See
Note 8 to the Consolidated Financial Statements. Tosco continued its efforts to rationalize its marketing system by divesting 200 non-core properties during the first quarter of 1999. Approximately 185 additional non-core sites are expected to be divested during the balance of 1999.

IMPACT OF THE YEAR 2000 ISSUE

Historically, certain computer programs have used two rather than four digits to define a given calendar year. Computer programs that use two digits to define the year may recognize a date using "00" as the year 1900 rather than 2000. This could result in business and field system failures or miscalculations that could cause serious disruption of operations. This is generally referred to as the "Year 2000 Issue."

For several years, Tosco has been proactively upgrading and replacing its information systems. During early 1998, Tosco formed a Year 2000 Program Office to coordinate the efforts of Tosco's operating units and administrative departments. Three primary areas related to the Year 2000 Issue are being addressed: business systems, field systems, and third parties. Each of these areas has five overlapping phases: (i) identifying and assessing critical systems, equipment, and business relationships requiring modification or replacement prior to 2000; (ii) formulating compliance action plans; (iii) upgrading, replacing, and/or remediating noncompliant systems and equipment;
(iv) testing; and (v) contingency and business continuation planning.

BUSINESS SYSTEMS: These include computer systems and applications relating to financial reporting, human resources, purchasing, commercial, supply, pricing, and marketing activities. Tosco is addressing its Year 2000 issues, primarily through software upgrades and replacements, and remediation of existing business systems. The assessment and planning phases for critical business systems is complete, and substantially complete for other business systems. Business system testing is being done on an ongoing and prioritized basis. We believe these business systems will be substantially Year 2000 ready by June 30, 1999.

FIELD SYSTEMS: These include embedded computer chips and computer systems relating to Tosco's refining, distribution, and marketing operating assets. Tosco has assessed the Year 2000 compliance status of substantially all of its field systems and is currently implementing plans related to the replacement and remediation of noncompliant systems. Tosco expects these plans to be substantially completed by September 30, 1999. The balance of field system replacements and remediation are expected to be performed during scheduled turnarounds of refinery processing units in the fourth quarter. Field system remediation progress is dependent upon the timely delivery of Year 2000 compliant, third party software and devices. Internal and vendor-assisted testing is being done on an ongoing basis as the field systems are replaced or remediated.

THIRD PARTY RELATIONSHIPS: These are Tosco's critical suppliers, vendors, customers, financial institutions, utilities, telecommunication providers, governmental entities, and others with whom Tosco does significant business (collectively "third parties"). Tosco has initiated two-way communications with third parties about their plans and progress in addressing the Year 2000 Issue. Tosco will continue to communicate with and monitor the progress its third parties are making in addressing their Year 2000 Issues. Tosco's ability to accurately assess its third parties' Year 2000 readiness is dependent in large part upon the completeness and reliability of the third parties' representations.

CONTINGENCY PLANS: Tosco has formed a Year 2000 Contingency Task Force (the "Task Force") which includes representatives from all business segments and other functional responsibilities. The Task Force is currently evaluating various business disruption scenarios, evaluating existing contingency plans, and formulating new contingency plans, and preemptive strategies, as appropriate. Additionally, Tosco will formulate contingency plans based on the progress its third parties are making in addressing their Year 2000 Issues. By June 30, 1999, the Task Force will organize management response teams and formalize Year 2000 plans and strategies in conjunction with Tosco's existing contingency plans for equipment failures, emergencies, and other business disruptions. Throughout the balance of 1999, the Year 2000 contingency plans and strategies will be modified as facts and circumstances change.

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

The foregoing Year 2000 readiness disclosure is based on Tosco's current expectations, estimates, and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effect of the Year 2000 Issue on Tosco may be different from our current assessment.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company plans to adopt SFAS No. 133 on January 1, 2000. Tosco is currently evaluating the effect SFAS No. 133 will have on its financial position and results of operations.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TOSCO CORPORATION
                                            (Registrant)



Date: May 14, 1999                        By: /S/ ROBERT I. SANTO
                                             -----------------------
                                               (Robert I. Santo)
                                              Vice President and
                                              Chief Accounting Officer