Form 10-Q
period 1999-06-30
TOSCO CORP
filed 1999-08-16
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from___________to____________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes ___ No

          Registrant's Common Stock outstanding at July 31, 1999 was 152,551,703 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                                                      PAGE(S)

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

               Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1998                                   2

               Consolidated Statements of Income for the three and
                  six month periods ended June 30, 1999 and 1998          3

               Consolidated Statements of Cash Flows for the six month
                 periods ended June 30, 1999 and 1998                     4

              Notes to Consolidated Financial Statements                5 - 9

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations for the three
                 and six month periods ended June 30, 1999             10 - 16


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                          17

Item 4.       Submission of Matters to Vote of Security Holders          17

Item 6.       Exhibits and Reports on Form 8-K:                          17


Signature                                                                18

                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Thousands of Dollars, Except Par Value)

                                                                             June 30,         December 31,
                                                                              1999               1998
                                                                            -----------       -------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                                 $23,458           $31,302
    Marketable securities and deposits                                         46,344            49,594
    Trade accounts receivable, less allowance for uncollectibles
      of $19,374 (1999) and $16,838 (1998)                                    429,566           265,439
    Inventories, net                                                          952,596         1,077,302
    Prepaid expenses and other current assets                                  96,137            95,349
    Deferred income taxes                                                      30,704
                                                                           -----------       -----------
       Total current assets                                                 1,578,805         1,518,986

 Property, plant, and equipment, net                                        3,419,361         3,379,404
 Deferred turnarounds, net                                                    190,047           156,310
 Intangible assets (primarily tradenames), less accumulated amortization of
    $60,156 (1999) and $51,907 (1998)                                         577,407           638,542
 Other deferred charges and assets                                            139,948           149,574
                                                                           -----------       -----------
                                                                           $5,905,568        $5,842,816
                                                                           ===========       ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable, accrued expenses, and other current liabilities      $1,476,278        $1,379,760
    Current maturities of long-term debt                                        1,532             1,608
    Deferred income taxes                                                                        23,334
                                                                           -----------       -----------
       Total current liabilities                                            1,477,810         1,404,702

 Revolving credit facility                                                     80,000           196,000
 Long-term debt                                                             1,358,165         1,358,553
 Accrued environmental costs                                                  255,364           253,691
 Deferred income taxes                                                        191,941           179,453
 Other liabilities                                                            233,026           237,427
                                                                           -----------       -----------
       Total liabilities                                                    3,596,306         3,629,826

 Company-obligated, mandatorily redeemable,
   convertible preferred securities of
   Tosco Financing Trust, holding solely 5.75%
   convertible junior subordinated
   debentures of Tosco Corporation
   (Trust Preferred Securities)                                               300,000           300,000
                                                                           -----------       -----------
 Shareholders' equity:
    Common stock, $.75 par value, 250,000,000
      shares authorized, 177,823,514
      shares issued                                                           133,596           133,596
    Additional paid-in capital                                              2,029,968         2,029,969
    Retained earnings                                                         416,168           323,476
    Treasury stock, at cost                                                  (570,470)         (574,051)
                                                                           -----------       -----------
       Total shareholders' equity                                           2,009,262         1,912,990
                                                                           -----------       -----------
                                                                           $5,905,568        $5,842,816
                                                                           ===========       ===========


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars, Except Per Share Data)


                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                                 1999           1998           1999            1998
                                                               -----------    -----------     ----------     -----------
 Sales                                                         $3,678,424     $3,168,389      $6,316,134      $6,215,444

 Cost of sales                                                  3,346,853      2,805,624       5,741,830       5,593,937
 Avon Refinery start-up costs (Note 6)                             39,291                         39,291
 Depreciation and amortization                                     75,011         81,719         157,615         157,689
 Selling, general, and administrative expenses                     80,512         73,983         158,012         146,714
 Gain on sale of retail assets (Note 3)                            40,500                         40,500
 Interest expense                                                  30,692         32,293          62,983          68,431
 Interest income                                                    1,205          1,002           2,418           2,422
                                                              ------------    -----------    ------------     -----------
 Income before income taxes and distributions on Trust            147,770        175,772         199,321         251,095
   Preferred Securities
 Income taxes                                                      60,586         72,945          81,722         104,204
                                                              ------------    -----------    ------------     -----------
 Income before distributions on Trust Preferred Securities         87,184        102,827         117,599         146,891
 Distributions on Trust Preferred Securities, net of income tax
   benefit of $1,768, $1,789, $3,536, and $3,579, respectively      2,544          2,523           5,089           5,046
                                                              ------------    -----------    ------------     -----------
 Net income                                                       $84,640       $100,304        $112,510        $141,845
                                                              ============    ===========    ============     ===========

               BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings per share        $84,640       $100,304        $112,510        $141,845
 Weighted average common shares outstanding                   152,470,117    156,348,509     152,399,359     156,337,022

 Basic earnings per share                                           $0.56          $0.64           $0.74           $0.91
                                                             =============   ============    ============    ============
               DILUTED EARNINGS PER SHARE
 Net income                                                       $84,640       $100,304        $112,510        $141,845
 Distributions on Trust Preferred Securities, net of
   income tax benefit                                               2,544          2,523           5,089           5,046
                                                             -------------   ------------    ------------    ------------
 Earnings used for computation of diluted earnings per share      $87,184       $102,827        $117,599        $146,891
                                                             =============   ============    ============    ============
 Weighted average common shares outstanding                   152,470,117    156,348,509     152,399,359     156,337,022
 Assumed conversion of dilutive stock options                   3,511,436      4,402,193       3,357,813       4,482,601
 Assumed conversion of Trust Preferred Securities               9,113,940      9,113,940       9,113,940       9,113,940
                                                             -------------   ------------    ------------    ------------
 Weighted average common and common equivalent shares
    used for computation of diluted earnings per share        165,095,493    169,864,642     164,871,112     169,933,563
                                                             =============   ============    ============    ============
 Diluted earnings per share                                         $0.53          $0.61           $0.71           $0.86
                                                             =============   ============    ============    ============
               DIVIDENDS PER SHARE
 Dividends per share                                                $0.07          $0.06           $0.13           $0.12
                                                             =============   ============    ============    ============


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                          Six Months Ended June 30,
                                                                             1999            1998
                                                                          -------------   ------------
 Cash flows from operating activities:
   Net income                                                              $112,510        $141,845
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                          157,615         157,689
     Provision for bad debts                                                  6,296           4,001
     Gain on sale of retail assets (Note 3)                                 (40,500)
     Deferred income taxes                                                  (41,550)
     Changes in operating assets and liabilities, net                        27,870        (131,175)
     Other, net                                                              13,888           1,962
                                                                         ------------    -----------
 Net cash provided by operating activities                                  236,129         174,322

 Cash flows from investing activities:
     Net change in marketable securities and deposits                         3,250          (9,739)
     Purchase of property, plant, and equipment                            (211,512)       (205,604)
     Proceeds on sale of property, plant, and equipment                     140,301          20,885
     Deferred turnaround spending                                           (67,726)        (26,236)
     Decrease (increase) in deferred charges and other assets, net           32,134          (6,072)
     Other, net                                                              (7,547)          9,262
                                                                         ------------     -----------
 Net cash used in investing activities                                     (111,100)       (217,504)

 Cash flows from financing activities:
     Net borrowings (repayments) under revolving credit facilities         (116,000)        143,000
     Payments under long-term debt agreements                                  (432)        (12,724)
     Retirement of real estate installment purchase note                                    (64,622)
     Dividends paid on common stock                                         (19,819)        (18,776)
     Other, net                                                               3,378             783
                                                                        -------------     -----------
 Net cash (used in) provided by financing activities                       (132,873)         47,661
                                                                        -------------     -----------
 Net (decrease) increase in cash and cash equivalents                        (7,844)          4,479
 Cash and cash equivalents at beginning of period                            31,302          34,482

 Cash and cash equivalents at end of period                                 $23,458         $38,961
                                                                         ============      ==========

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999
                         (ALL INFORMATION IS UNAUDITED)


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

Certain reclassifications, primarily the separate disclosure of depreciation and amortization, have been made to the 1998 financial statements to conform to the presentation in the 1999 financial statements.

2.   INVENTORIES

                                               JUNE 30,        DECEMBER 31,
     (THOUSANDS OF DOLLARS)                      1999              1998
                                             -------------    -------------
     Refineries (LIFO):
       Raw materials                         $   321,987      $  418,768
       Intermediates                             184,539         191,575
       Finished products                         289,461         302,225
     Retail (FIFO):
       Merchandise                               119,515         129,223
       Gasoline and diesel                        36,622          35,428
       Other                                         472              83
                                             -------------   ------------
                                             $   952,596     $ 1,077,302
                                             =============   =============

Inventories accounted for under the LIFO method at June 30, 1999 and December 31, 1998, are reduced by a $293,000,000 inventory valuation reserve. At June 30, 1999, the net realizable value of such inventories exceeded carrying cost by more than the $293,000,000 valuation reserve.

3.   PROPERTY, PLANT, AND EQUIPMENT

During the first six months of 1999, the Company completed the sale of 326 convenience stores for $128,071,000, plus the value of inventories, at a gain of $40,500,000 ($23,895,000 after tax and $0.14 per diluted share). All of the convenience stores sold were in markets the Company is exiting. Operations from these convenience stores did not significantly impact operating contribution during the three and six month periods ended June 30, 1999.

Effective January 1, 1999, the Company prospectively extended the useful lives of its refinery and distribution assets. This change was made to better represent the remaining useful lives of the assets, as determined by a third party appraisal. The impact of this change in accounting estimate, which was partially offset by additional depreciation of assets placed in service in late 1998 and early 1999, was to increase net income during the three and six month periods ended June 30, 1999 by $3,540,000 ($0.02 per diluted share) and $7,080,000 ($0.04 per diluted share), respectively.

4.   INTANGIBLE ASSETS

During April 1999, the Company reached an agreement with BP Amoco for the return of the "BP" tradename over a two-year period.

In conjunction with the sale of convenience stores (Note 3), the Company wrote-off the unamortized balance of its "Stax" tradename, which was used only in markets in which the Company exited.

5.   ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES

During 1998, the Company recorded a $40,000,000 charge primarily related to the restructuring of its San Francisco Area Refinery System. Activity for 1999 and 1998 is summarized below:

                                    ORIGINAL            1999           ADJUSTED
  (THOUSANDS OF DOLLARS)             CHARGE          ADJUSTMENT         BALANCE
                                   -------------    -------------     ---------
   Impairment of assets             $ 15,153         $                 $ 15,153
   Exit costs                         18,904                             18,904
   Employee termination costs (a)      5,943           (2,109)            3,834
                                    ---------       -----------       ----------
                                    $ 40,000         $ (2,109)           37,891
                                    =========       ==========
   Utilization through June 30,
    1999, primarily the write-off
     of impaired assets                                                 (19,206)
                                                                      ----------
     Restructuring accrual balance at June 30, 1999                    $ 18,685
                                                                      ==========

     (a) During April 1999, management announced that layoffs and consolidation of functions planned for 1999 would not occur as originally contemplated. Accordingly, remaining employee termination cost accruals totaling $2,109,000 were reversed in the 1999 second quarter. Management continues to assess various strategies for the San Francisco Area Refinery System. While such strategies do not materially alter the restructuring accrual remaining at June 30, 1999, depending on the strategies selected, the 1998 restructuring accrual may be further modified during the remainder of 1999 (Note 7).

6.   REVOLVING CREDIT FACILITY

                                                JUNE 30,        DECEMBER 31,
     (THOUSANDS OF DOLLARS)                      1999              1998
                                             -------------    -------------
     Cash borrowings outstanding             $   80,000        $ 196,000
     Letters of credit                           20,346           30,160
                                             -------------    -------------
     Total utilization                          100,346          226,160
     Availability                               799,654          773,840
                                             -------------    -------------
                                             $   900,000      $1,000,000
                                             =============    =============

In order to reduce financing costs, the Company elected not to renew its $100 million Facility B under the Revolving Credit Facility when it expired on January 12, 1999.

7.   AVON REFINERY START-UP COSTS

On February 23, 1999, a fire occurred at a crude unit at the Avon Refinery. In March 1999, the Avon Refinery was shutdown while a thorough safety review and extensive employee safety training were conducted. In May 1999, the Company began the process of restarting the refinery and all major processing units had been restarted by the end of July 1999.

During the 1999 second quarter, the Company incurred non-recurring expenses of $39,291,000 ($23,182,000 after tax and $0.14 per diluted share) primarily related to the restart of the Avon Refinery. The start-up and related expenses consist primarily of safety and maintenance projects, implementation of regulatory and independent safety consultant recommendations, and the early write-off of existing turnaround costs. These start-up costs do not include any normal recurring expenses for maintaining the refinery or training employees during the stand-down period.

8.   OPERATING LEASES

In late June 1999, the Company purchased 110 retail gasoline and convenience store sites located principally in seven major Southeastern urban areas from BP Amoco (Note 11). These sites will be operated under the Company's "76" gasoline and "Circle K" convenience store brands. The majority of the sites were acquired by a special purpose entity that leased the sites to the Company under an operating lease that runs through June 2004. The Company has the option to renew the lease for a series of five year renewal terms. Minimum monthly rental payments vary based on a commercial paper rate.

9.   COMMITMENTS AND CONTINGENCIES

There are various legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages not covered by insurance that in the aggregate would be material to the Company's business or operating results.

As a condition of the Company's March 31, 1997 acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum assets (the "76 Products Acquisition"), Unocal is entitled to receive contingent participation payments through March 31, 2004, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increase above specified levels. The contingent participation payments will be capitalized, when incurred, as an additional cost of the 76 Products Acquisition. For completed participation periods, the Company's contingent participation payments are not material to its consolidated financial position.

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

10.      BUSINESS SEGMENTS

The Company has two operating business segments: refining and marketing. The refining segment includes the acquisition of crude oil and other feedstocks, the production of petroleum products, and the distribution and sale of petroleum products to wholesale customers. The marketing segment includes the sale of petroleum products and merchandise through company owned gasoline stations and convenience stores, and branded dealers and jobbers. The nonoperating segment consists of corporate activities and certain nonoperating subsidiaries. Summarized financial information by segment for the three and six month periods ended June 30, 1999 and 1998 is as follows:


     THREE MONTHS ENDED                                          OPERATING SEGMENTS           NONOPERATING         CONSOLIDATED
     JUNE 30, 1999 (THOUSANDS OF DOLLARS)                      REFINING       MARKETING         SEGMENT               TOTAL
                                                               -----------   -----------      -----------         ---------------
     Total sales                                              $ 2,746,382    $ 1,503,021       $    -             $ 4,249,403
     Intersegment sales                                          (568,080)        (2,899)                            (570,979)
                                                             -------------   -------------     ------------       -------------
     Third party sales                                       $  2,178,302    $ 1,500,122       $    -             $ 3,678,424
                                                             =============   =============     ==============     ==============

     Operating contribution (a)                              $    142,257    $   189,314       $    -             $   331,571
     Depreciation and amortization                                 42,058         32,620            333                75,011
     Net interest expense (income)                                 17,884         11,864           (261)               29,487
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities                 24,704        127,719         (4,653)              147,770
     Capital expenditures (b)                                     106,302         72,991                              179,293

     THREE MONTHS ENDED                                            OPERATING SEGMENTS         NONOPERATING         CONSOLIDATED
     JUNE 30, 1998 (THOUSANDS OF DOLLARS)                      REFINING       MARKETING         SEGMENT               TOTAL
                                                            --------------    --------------   --------------     --------------
     Total sales                                             $  2,316,376    $ 1,356,712        $    -            $ 3,673,088
     Intersegment sales                                          (503,383)        (1,316)                            (504,699)
                                                             -------------   -------------    -------------      --------------
     Third party sales                                       $  1,812,993    $ 1,355,396        $    -            $ 3,168,389
                                                             =============   =============    ==============     ==============

     Operating contribution (a)                              $    251,966    $   110,799        $   -             $   362,765
     Depreciation and amortization                                 48,720         32,747            252                81,719
     Net interest expense                                          20,063         11,108            120                31,291
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities                160,020         19,426         (3,674)              175,772
     Capital expenditures (b)                                      88,683         60,118                              148,801

     SIX MONTHS ENDED                                               OPERATING SEGMENTS       NONOPERATING          CONSOLIDATED
     JUNE 30, 1999 (THOUSANDS OF DOLLARS)                      REFINING       MARKETING         SEGMENT               TOTAL
                                                           ---------------  ------------     ---------------     --------------
     Total sales                                             $  4,576,078    $ 2,733,056        $    -            $ 7,309,134
     Intersegment sales                                          (986,424)        (6,576)                            (993,000)
                                                           ---------------  -------------    ---------------     --------------
     Third party sales                                       $  3,589,654    $ 2,726,480        $    -            $ 6,316,134
                                                           ===============  =============    ===============     ===============

     Operating contribution (a)                              $    258,220    $   316,084        $    -            $   574,304
     Depreciation and amortization                                 90,613         66,316            686               157,615
     Net interest expense (income)                                 37,171         24,292           (898)               60,565
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities                 52,739        154,601         (8,019)              199,321
     Capital expenditures (b)                                     154,998        124,230             10               279,238

     SIX MONTHS ENDED                                           OPERATING SEGMENTS           NONOPERATING         CONSOLIDATED
     JUNE 30, 1998 (THOUSANDS OF DOLLARS)                      REFINING       MARKETING         SEGMENT               TOTAL
                                                           ----------------  -----------    ---------------      --------------
     Total sales                                             $  4,565,468    $ 2,599,537        $   -             $ 7,165,005
     Intersegment sales                                          (946,925)        (2,636)                            (949,561)
                                                           ----------------  ------------   --------------       --------------
     Third party sales                                       $  3,618,543    $ 2,596,901        $   -             $ 6,215,444
                                                           ================  =============  ==============       ==============

     Operating contribution (a)                              $    406,247    $   215,260        $   -             $   621,507
     Depreciation and amortization                                 92,300         64,883            506               157,689
     Net interest expense (income)                                 44,079         22,635           (705)               66,009
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities                225,966         32,061         (6,932)              251,095
     Capital expenditures (b)                                     119,191        112,629             20               231,840

     (a)   Operating contribution is calculated as sales minus cost of sales.

     (b)   Capital expenditures include the purchase of property, plant, and equipment and deferred turnaround spending.

Summarized total assets by segment as of June 30, 1999 and December 31, 1998 is as follows:

                                                                OPERATING SEGMENTS            NONOPERATING         CONSOLIDATED
     (THOUSANDS OF DOLLARS)                                    REFINING       MARKETING         SEGMENT               TOTAL
                                                            -------------    -------------    -------------       -------------
     June 30, 1999                                           $  3,511,022    $ 2,275,122       $119,424           $ 5,905,568
     December 31, 1998                                          3,436,007      2,319,272         87,537             5,842,816

11.      SUBSEQUENT EVENTS

On July 1, 1999, the Company entered into an agreement with Boardman Petroleum, Inc. for the purchase of 67 "Smile" retail gasoline service stations and convenience stores plus 20 vacant lots. These sites are located principally in five Southeastern states and will be operated under the Company's "76" gasoline and "Circle K" convenience store brands.

On July 28, 1999, the Company completed the sale of 46 convenience stores in Idaho.

On July 29, 1999, the Company completed the purchase of 27 retail gasoline and convenience stores in Pittsburgh, Pennsylvania from BP Amoco. These sites will be rebranded to the Company's "76" gasoline and "Circle K" convenience store brands.

On August 5, 1999, the Company announced the completion of its Board of Directors approved Common Stock repurchase program. Pursuant to this program, the Company repurchased 13,157,862 shares of Common Stock for $317,614,000, of which 8,899,862 shares were repurchased in July and August 1999 for $216,525,000.

12.      NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company plans to adopt SFAS No. 133 on January 1, 2001. The Company is currently evaluating the effect SFAS No. 133 will have on its financial position and results of operations.

                       TOSCO CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999


INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for the three and six month periods ended June 30, 1999 should be read in conjunction with MD&A included in the Tosco Corporation ("Tosco") 1998 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1994 through 1998. This MD&A updates that data.

RESULTS OF OPERATIONS

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
(THOUSANDS OF DOLLARS)                                        1999              1998             1999              1998
                                                          -------------    -------------     -------------    -------------
Sales                                                     $   3,678,424    $   3,168,389     $   6,316,134    $   6,215,444
Cost of sales                                                 3,346,853        2,805,624         5,741,830        5,593,937
Avon Refinery start-up costs                                     39,291                             39,291
Depreciation and amortization                                    75,011           81,719           157,615          157,689
Selling, general, and administrative expenses                    80,512           73,983           158,012          146,714
Gain on sale of retail assets                                    40,500                             40,500
Interest expense, net                                            29,487           31,291            60,565           66,009
                                                          -------------    -------------     ---------------   -------------
Income before income taxes and distributions on
  Trust Preferred Securities                                    147,770          175,772           199,321          251,095
Income taxes                                                     60,586           72,945            81,722          104,204
                                                          --------------   -------------     --------------    -------------
Income before distributions on Trust Preferred Securities        87,184          102,827           117,599          146,891
Distributions on Trust Preferred Securities, net of
  income tax benefit                                              2,544            2,523             5,089            5,046
                                                          -------------    -------------     -------------    -------------
Net income                                                $      84,640    $     100,304     $     112,510    $     141,845
                                                          =============    =============     =============    =============

Diluted earnings per share (a)                            $        0.53    $        0.61     $        0.71    $        0.86
                                                          =============    =============     =============    =============

(a)Earnings per share throughout MD&A are expressed on a diluted basis.

REFINING DATA SUMMARY (a)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                          ------------------------------     ------------------------------
                                                              1999              1998             1999              1998
                                                          -------------    -------------     -------------    -------------
Average charge barrels input per day (b):
     Crude oil                                              684,300          879,900           711,800           868,900
     Other feed and blending stocks                          77,200          109,800            79,500           100,500
                                                          ----------       ------------      ----------        ---------
                                                            761,500          989,700           791,300           969,400
                                                          ==========       =============     ==========        ==========

Average production barrels produced per day (b):
     Clean products (c)                                     633,700          822,000           667,500          803,600
     Other finished products                                125,600          159,000           120,600          162,800
                                                          -------------    -------------     -------------    -----------
                                                            759,300          981,000           788,100          966,400
                                                          =============    =============     =============    ===========

Operating margin per charge barrel (d)                     $   4.93        $    5.30         $    4.60         $   4.86
                                                          =============    =============     =============    ===========


(a) The Refining Data Summary presents the operating results of the following refineries:
     -   Bayway Refinery, located on the New York Harbor.
     -   Ferndale Refinery, located on Washington's Puget Sound.
     -   Los Angeles Refinery System, comprised of two refineries in Los Angeles.
     -   San Francisco Area Refinery System, comprised of the Rodeo-Santa Maria complex and the
         Avon Refinery, which was shutdown throughout the 1999 second quarter.
         See Note 7 to the Consolidated Financial Statements.
     -   Trainer Refinery, located near Philadelphia.

(b) A barrel is equal to 42 gallons.

(c) Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels.


RETAIL DATA SUMMARY

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
(THOUSANDS OF DOLLARS)                                        1999              1998             1999              1998
                                                          -------------    -------------     -------------    -------------
Volume of fuel sold (thousands of gallons)                 1,099,255         1,136,128        2,184,469         2,204,766
Blended fuel margin (cents per gallon) (a)                      16.7               9.9             14.0              10.5
Number of gasoline stations at period end (b) (c)              4,064             4,529            4,064             4,529

Merchandise sales (thousands of dollars)                $    514,956       $   541,391     $  1,015,319       $ 1,017,248
Merchandise margin (percentage of sales)                        28.5%             29.3%            29.4%             29.2%
Number of merchandise stores at period end (b) (c)             2,040             2,337            2,040             2,337

Other retail gross profit (thousands of dollars)        $     28,359       $    28,303     $     56,511       $    57,710

(a) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

(b) During the first six months of 1999, Tosco completed the sale of 326 convenience stores.

(c) The number of gasoline stations and convenience stores at June 30, 1999 exclude the 110 sites acquired from BP Amoco in late June 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Tosco earned net income of $84.6 million ($0.53 per share) on sales of $3.7 billion during the second quarter of 1999, compared to earnings of $100.3 million ($0.61 per share) on sales of $3.2 billion in the corresponding period of 1998. The increase in sales of $510.0 million was primarily due to higher product prices and the resale of crude purchases intended for the Avon Refinery, partially offset by lower refinery production. Production declines were primarily due to the stand-down of the Avon Refinery following the fire that occurred on February 23, 1999.

Tosco generated an operating contribution (sales less cost of sales) of $331.6 million for the second quarter of 1999, compared to $362.8 million in the corresponding period in 1998. The decline of $31.2 million was attributable to refining (reduction of $109.7 million) and retail (improvement of $78.5 million) operations.

Refining operating contribution was $142.3 million for the 1999 second quarter, compared to $252.0 million in the 1998 second quarter. This decrease of $109.7 million was primarily attributable to lower refinery production and operating margin per charge barrel. Production rates on the East Coast were reduced and the scheduled turnaround of the Bayway refinery cat cracker was moved forward in response to the poor margins. Production rates on the West Coast were lower due to the stand-down of the Avon Refinery throughout the 1999 second quarter. Although operating margins were higher on the West Coast, margins per charge barrel were lower on a consolidated basis because of lower East Coast margins.

Retail operating contribution was $189.3 million for the quarter ended June 30, 1999, compared to $110.8 million in the comparable period in 1998. The 1999 improvement of $78.5 million was attributable to increased fuel margins partially offset by lower fuel volumes, merchandise sales, and merchandise margins. The decline in fuel volumes and merchandise sales was a result of reduced store counts. See Note 3 to the Consolidated Financial Statements.

During the 1999 second quarter, the Company incurred non-recurring expenses of $39.3 million ($23.2 million after tax and $0.14 per share) primarily related to the restart of the Avon Refinery following its stand-down for a safety review. The start-up and related expenses consist primarily of safety and maintenance projects, implementation of regulatory and independent safety consultant recommendations, and the early write-off of existing turnaround costs. These start-up costs do not include any normal recurring expenses for maintaining the refinery or training employees during the stand-down period. There were no insurance recoveries in 1999 earnings relative to the Avon Refinery accident and stand-down.

Depreciation and amortization for the quarter ended June 30, 1999 was $75.0 million, compared to $81.7 million in the comparable 1998 period. The decrease of $6.7 million was primarily due to a reduction in depreciation associated with Tosco's January 1, 1999 extension of its refinery and distribution assets' useful lives. See Note 3 to the Consolidated Financial Statements.

Selling, general, and administrative expenses for the second quarter of 1999 increased by $6.5 million compared to the corresponding period in 1998, principally due to higher incentive compensation accruals, primarily for Tosco's retail division.

Tosco realized a gain of $40.5 million ($23.9 million after tax and $0.14 per share) from the sale of 326 convenience stores in 1999. Operations from these convenience stores did not significantly impact operating contribution during the three and six month periods ended June 30, 1999.

Net interest expense for the quarter ended June 30, 1999 decreased by $1.8 million compared to the 1998 period. This decrease was primarily due to lower borrowings under Tosco's revolving credit facility.

Effective January 1, 1999, Tosco reduced its effective income tax rate to 41.0%, from 41.5% in 1998. This reduction was attributable to decreased state income taxes based upon revised state apportionment factors.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Tosco earned net income of $112.5 million ($0.71 per share) on sales of $6.3 billion during the six month period ended June 30, 1999 compared to earnings of $141.8 million ($0.86 per share) on sales of $6.2 billion in the corresponding period of 1998. The increase in sales of $100.7 million was primarily due to higher product prices and the resale of crude purchases intended for the Avon Refinery, partially offset by lower refinery production. Production declines were primarily due to the stand-down of the Avon Refinery following the fire that occurred on February 23, 1999 and the accelerated turnaround of the Bayway Refinery cat cracker in March and April 1999.

Tosco generated an operating contribution (sales less cost of sales) of $574.3 million for the first six months of 1999, compared to $621.5 million in the corresponding period in 1998. The decline of $47.2 million was attributable to refining (reduction of $148.0 million) and retail (improvement of $100.8 million) operations.

Refining operating contribution was $258.2 million for the first six months of 1999, compared to $406.2 million in the 1998 comparable period. This decrease of $148.0 million was primarily attributable to lower refinery production and operating margin per charge barrel. Production rates on the East Coast were reduced and the scheduled turnaround of the Bayway refinery cat cracker was moved forward in response to the poor margins. Production rates on the West Coast were lower due to the stand-down of the Avon Refinery throughout the 1999 second quarter. Although operating margins were higher on the West Coast, margins per charge barrel were lower on a consolidated basis because of lower East Coast margins.

Retail operating contribution was $316.1 million for the six month period ended June 30, 1999, compared to $215.3 million in the comparable 1998 period. The 1999 improvement of $100.8 million was attributable to increased fuel margins. Fuel volumes, merchandise sales, and merchandise margins were consistent in the 1999 and 1998 year to date periods.

Depreciation and amortization for the six month period ended June 30, 1999 was $157.6 million, compared to $157.7 million in the comparable 1998 period. The decrease of $0.1 million was due to a reduction in depreciation associated with Tosco's January 1, 1999 extension of its refinery and distribution assets' useful lives. This was almost completely offset by depreciation on assets placed in service in late 1998 and early 1999 and the acceleration of the Bayway Refinery cat cracker turnaround. See Note 3 to the Consolidated Financial Statements.

Selling, general, and administrative expenses for the first six months of 1999 increased by $11.3 million compared to the corresponding period in 1998, principally due to higher incentive compensation accruals, primarily for Tosco's retail division.

Net interest expense for the six month period ended June 30, 1999 decreased by $5.4 million compared to the 1998 period. This decrease was primarily due to lower borrowings and interest rates under Tosco's revolving credit facility.

Effective January 1, 1999, Tosco reduced its effective income tax rate to 41.0%, from 41.5% in 1998. This reduction was attributable to decreased state income taxes based upon revised state apportionment factors.

OUTLOOK

Results of operations are primarily determined by the operating efficiency of the refineries, and by refining and retail fuel margins. With the restart of the Avon Refinery in late July 1999, all of Tosco's refineries are currently operating at or near capacity. Tosco is not able to predict the level of refinery and retail fuel operating margins for the balance of 1999 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by lowering costs without compromising safety, reliability, or environmental compliance.

Tosco continued its program of upgrading its retail system by selling under-performing assets and acquiring high-quality outlets in core areas. In late June 1999, Tosco purchased 110 retail gasoline and service station sites located principally in seven major southeastern urban areas. In July 1999, Tosco completed the purchase of 27 retail gasoline and service station sites located in Pittsburgh, Pennsylvania and announced the acquisition of 67 high-quality gasoline stations and convenience stores in the Southeast.

Tosco's policy is to recognize non-cash writedowns and recoveries of inventories due to price changes only at year-end, unless the change is not expected to be temporary. At June 30, 1999, the fair value of Tosco's LIFO inventories exceeded carrying value by more than the $293.0 million net realizable value reserve existing at June 30, 1999. This recovery was not recorded because there is no assurance that the higher level of prices will continue through December 31, 1999 due to market volatility.

CASH FLOWS

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $7.8 million during the six-month period ended June 30, 1999. Cash used in investing activities of $111.1 million and financing activities of $132.8 million exceeded cash provided by operating activities of $236.1 million.

Net cash provided by operating activities of $236.1 million was from cash earnings (net income plus depreciation and amortization, provision for bad debts, gain on sale of retail assets, and deferred income taxes) of $194.3 million, a decrease in net operating assets and liabilities of $27.9 million, and other sources of $13.9 million. The change in net operating assets and liabilities reflect the increase in product prices that occurred in 1999.

Net cash used in investing activities totaled $111.1 million due to capital additions of $211.5 million, spending for turnarounds of $67.7 million, and other items totaling $7.5 million, partially offset by the net change in marketable securities and deposits of $3.2 million, proceeds on sales of property, plant, and equipment of $140.3 million, and a net decrease in deferred charges and other assets of $32.1 million.

Net cash used in financing activities totaled $132.9 million, due to net repayments under the revolving credit facility of $116.0 million and Common Stock dividend payments of $19.8 million, partially offset by other items of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the Revolving Credit Facility) totaled $869.5 million, a $14.7 million increase compared to the December 31, 1998 balance of $854.8 million. Cash and cash equivalents decreased by $7.8 million, marketable securities and deposits decreased by $3.3 million, and availability under the Revolving Credit Facility increased by $25.8 million. The increase in availability under the Revolving Credit Facility has been reduced by Tosco's election not to renew its $100 million Facility B under the Revolving Credit Facility when it expired on January 12, 1999.

At June 30, 1999, total shareholders' equity was $2.0 billion, a $96.3 million increase compared to the December 31, 1998 balance of $1.9 billion. This increase was due to net income of $112.5 million and other items of $3.6 million, less Common Stock dividends of $19.8 million. Debt (current and long-term debt and the Revolving Credit Facility) decreased by $116.4 million to $1.4 billion at June 30, 1999 due primarily to net repayments under the Revolving Credit Facility.

The ratio of long-term debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) was 38.4% at June 30, 1999 compared to the December 31, 1998 ratio of 41.3%.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At June 30, 1999, Tosco had available for issue $779 million of securities pursuant to this shelf registration statement.

Tosco's Board of Directors previously approved the repurchase of $300 million of Tosco Common Stock. Approximately $100 million of this program was completed in 1998, while the remainder of the program was completed in July and August 1999.

The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provide Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months.

CAPITAL EXPENDITURES

During the first six months of 1999, Tosco spent $279.2 million for capital additions: $211.5 million on property, plant, and equipment additions and $67.7 million for turnarounds. With the exception of certain turnarounds at the Avon Refinery during the stand-down period, these capital additions were budgeted for 1999. Refining capital additions of $155.0 million were primarily for turnaround projects at the Avon and Bayway Refineries and the completion of projects related to compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Tosco intends to finance its 1999 capital additions, including construction of a polypropylene plant at the Bayway Refinery, through cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

Marketing capital additions of $124.2 million were primarily for improvements at existing sites. In late June 1999, the Company purchased 110 retail gasoline and convenience store sites. The majority of the sites were acquired by a special purpose entity that leased the sites to Tosco under an operating lease. Tosco divested 326 non-core properties during the first six months of 1999 and 46 non-core sites during July 1999.

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

BUSINESS SYSTEMS: These include computer systems and applications relating to financial reporting, human resources, purchasing, commercial, supply, pricing, and marketing activities. Tosco is addressing its Year 2000 issues, primarily through software upgrades and replacements, and remediation of existing business systems. The assessment, planning, development, and testing phases for critical business systems were completed as scheduled by June 30, 1999. Tosco is substantially complete with the above phases for all other business systems. Tosco believes its business systems are currently substantially Year 2000 ready.

FIELD SYSTEMS: These include embedded computer chips and computer systems relating to Tosco's refining, distribution, and marketing operating assets. Tosco has assessed the Year 2000 compliance status of substantially all of its field systems and is currently implementing plans related to the replacement and remediation of noncompliant systems. Tosco expects these plans to be substantially completed by September 30, 1999. The balance of field system replacements and remediation are expected to be performed in the fourth quarter, primarily during scheduled turnarounds of refinery processing units. Field system remediation progress is dependent upon the timely delivery of Year 2000 compliant, third party software and devices. Internal and vendor-assisted testing is being done on an ongoing basis as the field systems are replaced or remediated.

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

CONTINGENCY PLANS: Tosco has formed a Year 2000 Contingency Task Force (the "Task Force") which includes representatives from all business segments and other functional responsibilities. The Task Force is currently evaluating various business disruption scenarios, evaluating existing contingency plans, and formulating new contingency plans, and preemptive strategies, as appropriate. The Task Force is also formulating contingency plans based on the progress its third parties are making in addressing their Year 2000 Issues. The Task Force has organized management response teams and is formalizing Year 2000 plans and strategies in conjunction with Tosco's existing contingency plans for equipment failures, emergencies, and other business disruptions. Additionally, the Task Force will coordinate a test on Tosco's communication systems and strategies in September 1999. Throughout the balance of 1999, the Year 2000 contingency plans and strategies will be modified as facts and circumstances change.

COSTS: Tosco's Year 2000 compliance costs include external consultants and contractors, compensation costs of internal employees working directly on Year 2000 Issues, purchases of software and hardware, system upgrades and modifications which were accelerated to address the Year 2000 Issue, and contingency planning measures. Year 2000 compliance costs did not have a material effect on Tosco's 1998 operating results or financial position. Year 2000 compliance costs are not expected to have a material effect on Tosco's 1999 operating results or financial position.

RISKS: Tosco believes its business systems are currently substantially Year 2000 ready and its field systems will be substantially Year 2000 ready by September 30, 1999. Tosco further believes that its critical third party vendors and suppliers are making good progress on their own Year 2000 remediation efforts. In the event that Tosco is unable to make the necessary system changes on a timely basis, fails to identify all critical Year 2000 Issues, or is unable to implement appropriate contingency plans, such inability could cause significant business disruptions. Additionally, Tosco could incur significant business disruptions if one or more of its critical third parties (over whom Tosco does not have control) are not Year 2000 compliant by December 31, 1999. Business disruptions such as production and/or distribution shutdowns, out-of-stock conditions, communication and/or energy outages, or billing and/or collecting problems could negatively affect Tosco's results of operations.

The foregoing Year 2000 readiness disclosure is based on Tosco's current expectations, estimates, and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effect of the Year 2000 Issue on Tosco may be different from our current assessment.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Tosco plans to adopt SFAS No. 133 on January 1, 2001. Tosco is currently evaluating the effect SFAS No. 133 will have on its financial position and results of operations.


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

                            PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Tosco has reached a settlement with the California Air Resource Board (CARB) on a Report of Violation (ROV F99-4-2), which alleged that Tosco made certain shipments of motor fuel which did not meet California specifications and did not provide proper notification to CARB when Tosco changed diesel blends.
(1998 Form 10-K).


Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 20, 1999, the Annual Meeting of Tosco Corporation Stockholders was held. The table below briefly describes the proposals and the results of the shareholder vote:

   I.  Election of Directors

                                                                   WITHHOLD
                                               VOTES FOR           AUTHORITY
       Jefferson F. Allen                     133,895,444           284,154
       Patrick M. de Barros                   133,905,089           274,509
       Wayne A. Budd                          133,889,542           290,056
       Houston I. Flournoy                    133,841,699           337,899
       Edmund A. Hajim                        133,880,753           298,845
       Joseph P. Ingrassia                    133,841,310           338,288
       Charles J. Luellen                     133,857,773           321,825
       Eija Malmivirta                        133,879,907           299,691
       Mark R. Mulvoy                         133,882,800           296,798
       Thomas D. O'Malley                     133,891,333           288,265


   II. Ratification of Independent Accountants
                                                                VOTES
                                                 VOTES FOR     AGAINST  ABSTAIN
    Ratification and approval of appointment
    of PricewaterhouseCoopers LLP as
    independent accountants                    134,004,549     87,583   87,466


  III. Stockholder Proposal - Pollution Policy

                                   VOTES    VOTES                     BROKER
                                    FOR     AGAINST     ABSTAIN      NON-VOTE
  Adoption of policy requiring
  each of Tosco's major
  facilities to conduct an
  annual review of
  available pollution
  prevention  options and
  provide a summary
  report to shareholders         4,181,151  101,794,267  2,363,519   25,840,661


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     27 - Financial Data Schedule (filed electronically only)

b. Reports on Form 8-K:

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TOSCO CORPORATION
                                                (Registrant)



Date: August 16, 1999                         By: /S/ ROBERT I. SANTO
                                                 -------------------------
                                                     (Robert I. Santo)
                                                   Vice President and
                                                  Chief Accounting Officer