Form 10-Q
period 1999-09-30
TOSCO CORP
filed 1999-11-15
CIK 74091

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to __________________

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

                        [X] Yes    ___ No

         Registrant's Common Stock outstanding at October 31, 1999 was
                              143,933,748 shares.

                       TOSCO CORPORATION AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                                                         PAGE(S)

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998                                                2

         Consolidated Statements of Income for the three and nine
         month periods ended September 30, 1999 and 1998                  3

         Consolidated Statements of Cash Flows for the nine month
         periods ended September 30, 1999 and 1998                        4

         Notes to Consolidated Financial Statements                       5 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the three and
         nine month periods ended September 30, 1999                    10 - 16


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:                                17


Signature                                                                 18

                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT PAR VALUE)


                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                      1999                1998
                                                                                -----------------   -----------------
                                                                                   (UNAUDITED)

 ASSETS
 Current assets:
      Cash and cash equivalents                                                     $     40,331        $     31,302
      Marketable securities and deposits                                                  42,853              49,594
      Trade accounts receivable, less allowance for uncollectibles of
        $19,453 (1999) and $16,838 (1998)                                                340,800             265,439
      Inventories, net                                                                 1,039,322           1,077,302
      Prepaid expenses and other current assets                                          120,440              95,349
      Deferred income taxes                                                               41,486
                                                                                -----------------   -----------------

           Total current assets                                                        1,625,232           1,518,986

 Property, plant, and equipment, net                                                   3,491,232           3,379,404
 Deferred turnarounds, net                                                               184,864             156,310
 Intangible assets (primarily tradenames), less accumulated amortization of
   $52,075 (1999) and $51,907 (1998)                                                     571,966             638,542
 Other deferred charges and assets                                                       139,887             149,574
                                                                                -----------------   -----------------
                                                                                   $   6,013,181       $   5,842,816
                                                                                =================   =================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable, accrued expenses, and other current liabilities            $   1,582,025       $   1,379,760
      Current maturities of long-term debt                                                 1,359               1,608
      Deferred income taxes                                                                                   23,334
                                                                                -----------------   -----------------

           Total current liabilities                                                   1,583,384           1,404,702

 Revolving credit facility                                                               206,000             196,000
 Long-term debt                                                                        1,353,793           1,358,553
 Accrued environmental costs                                                             250,089             253,691
 Deferred income taxes                                                                   187,944             179,453
 Other liabilities                                                                       228,929             237,427
                                                                                -----------------   -----------------

           Total liabilities                                                           3,810,139           3,629,826
                                                                                -----------------   -----------------

 Company-obligated, mandatorily redeemable, convertible preferred securities of
   Tosco Financing Trust, holding solely 5.75% convertible junior subordinated
   debentures of Tosco Corporation ("Trust Preferred Securities")                        300,000             300,000
                                                                                -----------------   -----------------

 Shareholders' equity:
      Common stock, $.75 par value, 250,000,000 shares authorized, 177,823,514
        shares issued                                                                    133,596             133,596
      Additional paid-in capital                                                       2,033,433           2,029,969
      Retained earnings                                                                  520,030             323,476
      Treasury stock, at cost                                                           (784,017)           (574,051)
                                                                                -----------------   -----------------

           Total shareholders' equity                                                  1,903,042           1,912,990
                                                                                -----------------   -----------------

                                                                                   $   6,013,181       $   5,842,816
                                                                                =================   =================


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------    ---------------------------------
                                                         1999              1998               1999              1998
                                                    ---------------   ---------------    ---------------   ---------------
 Sales                                              $  3,860,253      $  2,964,510       $ 10,176,387      $  9,179,954

 Cost of sales                                         3,483,439         2,649,479          9,225,269         8,243,416
 Avon Refinery start-up costs (Note 8)                     3,840                               43,131
 Depreciation and amortization                            75,844            72,253            233,459           229,942
 Selling, general, and administrative expenses            71,526            72,935            229,538           219,649
 Gain on sale of retail assets (Note 3)                                                        40,500
 Interest expense                                         29,446            29,079             92,429            97,510
 Interest income                                           1,271               781              3,689             3,203
                                                    ---------------   ---------------    ---------------   ---------------

 Income before income taxes and distributions on
    Trust Preferred Securities                           197,429           141,545            396,750           392,640
    Income taxes                                             80,946            58,741            162,668           162,945
                                                    ---------------   ---------------    ---------------   ---------------

 Income before distributions on Trust Preferred
    Securities                                           116,483            82,804            234,082           229,695
 Distributions on Trust Preferred Securities, net
    of income tax benefit of $1,768, $1,789,
    $5,304, and $5,369, respectively                       2,545             2,523              7,634             7,569
                                                    ---------------   ---------------    ---------------   ---------------

 Net income                                         $    113,938      $     80,281       $    226,448      $    222,126
                                                    ===============   ===============    ===============   ===============


              BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings
    per share                                       $    113,938       $    80,281        $    226,448      $    222,126
 Weighted average common shares outstanding
   (Note 7)                                          146,804,066       154,774,056         150,534,261       155,816,033
                                                    ---------------   ---------------    ---------------   ---------------

 Basic earnings per share                           $       0.78       $      0.52        $       1.50      $       1.43
                                                    ===============   ===============    ===============   ===============

             DILUTED EARNINGS PER SHARE
 Net income                                         $    113,938       $    80,281        $    226,448      $    222,126
 Distributions on Trust Preferred Securities,
   of net income tax benefit                               2,545             2,523               7,634             7,569
                                                    ---------------   ---------------    ---------------   ---------------

 Earnings used for computation of diluted
    earnings per share                              $    116,483       $    82,804        $    234,082      #$   229,695
                                                    ===============   ===============    ===============   ===============

 Weighted average common shares outstanding
   (Note 7)                                          146,804,066       154,774,056        150,534,261       155,816,033
 Assumed conversion of dilutive stock options          2,262,066         3,790,590          1,951,126         3,994,905
 Assumed conversion of Trust Preferred Securities      9,113,940         9,113,940          9,113,940         9,113,940
                                                    ---------------   ---------------    ---------------   ---------------

 Weighted average common and common equivalent
    shares used for computation of diluted
    earnings per share                               158,180,072       167,678,586        161,599,327       168,924,878
                                                    ===============   ===============    ===============   ===============

 Diluted earnings per share                         $       0.74      $       0.49       $       1.45      $       1.36
                                                    ===============   ===============    ===============   ===============

                DIVIDENDS PER SHARE
 Dividends per share                                $       0.07      $       0.06       $       0.20      $       0.18
                                                    ===============   ===============    ===============   ===============


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------------
                                                                                          1999                1998
                                                                                    -----------------   -----------------

 Cash flows from operating activities:
      Net income                                                                       $     226,448       $     222,126
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                       233,459             229,942
         Provision for bad debts                                                               8,438               5,800
         Gain on sale of retail assets (Note 3)                                              (40,500)
         Deferred income taxes                                                               (56,329)
         Changes in operating assets and liabilities, net                                     97,507              85,102
         Other, net                                                                            9,468             (8,031)
                                                                                    -----------------   -----------------

 Net cash provided by operating activities                                                   478,491             534,939
                                                                                    -----------------   -----------------

 Cash flows from investing activities:
      Net change in marketable securities and deposits                                         6,741             (9,440)
      Purchase of property, plant, and equipment                                            (348,881)           (311,695)
      Proceeds on sale of property, plant, and equipment                                     153,613              40,501
      Deferred turnaround spending                                                           (77,651)            (40,555)
      Decrease in deferred charges and other assets, net                                      29,660               8,297
      Other, net                                                                              (1,283)             (2,434)
                                                                                    -----------------   -----------------

 Net cash used in investing activities                                                      (237,801)           (315,326)
                                                                                    -----------------   -----------------

 Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit facilities                           10,000            (16,000)
      Payments under long-term debt agreements                                                (5,068)           (13,333)
      Retirement of real estate installment purchase note                                                       (64,622)
      Repurchase of common stock, 8,899,862 shares (1999) and 2,903,400 shares
       (1998)                                                                               (216,525)            (68,962)
      Dividends paid on common stock                                                         (29,894)            (28,004)
      Other, net                                                                               9,826                 203
                                                                                    -----------------   -----------------

 Net cash used in financing activities                                                      (231,661)           (190,718)
                                                                                    -----------------   -----------------

 Net increase in cash and cash equivalents                                                     9,029              28,895
 Cash and cash equivalents at beginning of period                                             31,302              34,482
                                                                                    -----------------   -----------------

 Cash and cash equivalents at end of period                                             $     40,331        $     63,377
                                                                                    =================   =================


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999
                         (ALL INFORMATION IS UNAUDITED)


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

Certain reclassifications, primarily the separate disclosure of depreciation and amortization, have been made to the 1998 financial statements to conform to the 1999 financial statement presentation.

2.   INVENTORIES

                                            SEPTEMBER 30,     DECEMBER 31,
     (THOUSANDS OF DOLLARS)                     1999              1998
                                            -------------    -------------
     Refineries (LIFO):
       Raw materials                        $     380,746    $     418,768
       Intermediates                              196,692          191,575
       Finished products                          308,317          302,225
     Retail (FIFO):
       Merchandise                                117,239          129,223
       Gasoline and diesel                         35,885           35,428
       Other                                          443               83
                                            -------------    -------------
                                            $   1,039,322    $   1,077,302
                                            =============    =============

Inventories accounted for under the LIFO method at September 30, 1999 and December 31, 1998, are reduced by an inventory valuation reserve. At September 30, 1999, the net realizable value of such inventories exceeded carrying cost by more than the valuation reserve previously recorded.

3.   PROPERTY, PLANT, AND EQUIPMENT

During the first nine months of 1999, the Company realized a gain of $40,500,000 ($0.15 per diluted share) from the sale of 372 convenience stores (46 in the third quarter of 1999).

During June and July 1999, the Company completed the purchase of 137 retail gasoline and convenience store sites (110 located principally in seven major Southeastern urban areas and 27 located in Pittsburgh, Pennsylvania) from BP Amoco (the "BP Amoco Acquisition"). These sites will be rebranded and operated under the Company's "76" gasoline and "Circle K" convenience store brands (Note
9).

4.   INTANGIBLE ASSETS

In connection with the BP Amoco Acquisition, the Company entered into an agreement with BP Amoco for the return of the Company's "BP" tradename to BP Amoco at the end of an approximate two-year period. The consideration received approximated the expected unamortized value of the "BP" tradename at the end of the two-year period (Note 3).

In conjunction with the sale of convenience stores (Note 3), the Company wrote-off the unamortized balance of its "Stax" tradename, which was used only in markets which the Company exited.

5.   ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES

During 1998, the Company recorded a $40,000,000 charge primarily related to the restructuring of its San Francisco Area Refinery System. Activity for 1999 and 1998 is summarized below:

                                                            ORIGINAL            1999           ADJUSTED
     (THOUSANDS OF DOLLARS)                                  CHARGE          ADJUSTMENT         BALANCE
                                                          -------------    -------------     -------------
     Impairment of assets                                 $      15,153    $                 $      15,153
     Exit costs                                                  18,904                             18,904
     Employee termination costs (a)                               5,943         (2,109)              3,834
                                                              ---------      -----------    --------------
                                                          $      40,000    $      (2,109)           37,891
                                                          =============    =============
     Utilization through September 30, 1999, primarily
       the write-off of impaired assets                                                            (19,855)
                                                                                            --------------
     Restructuring accrual balance at September 30, 1999                                     $      18,036
                                                                                             ===============

(a) During April 1999, management announced that layoffs and consolidation of functions planned for 1999 would not occur as originally contemplated. Accordingly, remaining employee termination cost accruals totaling $2,109,000 were reversed in the 1999 second quarter. Management continues to assess various strategies for the San Francisco Area Refinery System. While such strategies do not materially alter the remaining restructuring accrual, depending on the strategies selected, the restructuring accrual may be further modified during the remainder of 1999 (Note 8).

6.   REVOLVING CREDIT FACILITY


                                               SEPTEMBER 30,     DECEMBER 31,
     (THOUSANDS OF DOLLARS)                        1999              1998
                                               -------------    -------------
     Cash borrowings outstanding               $     206,000    $     196,000
     Letters of credit                                34,006           30,160
                                               -------------    -------------
     Total utilization                               240,006          226,160
     Availability                                    659,994          773,840
                                               -------------    -------------
     Total facility amount                     $     900,000    $   1,000,000
                                               =============    =============

In order to reduce financing costs, the Company elected not to renew its $100,000,000 Facility B under the Revolving Credit Facility when it expired on January 12, 1999.

7.   CAPITAL STOCK

On August 5, 1999, the Company announced the completion of its previously authorized Common Stock repurchase program. Pursuant to this program, the Company repurchased 13,157,862 shares of Common Stock for $317,614,000 (4,258,000 shares in 1998 for $101,089,000 and 8,899,862 shares in July and
August 1999 for $216,525,000).

On September 10, 1999, Tosco's Board of Directors authorized an additional $300,000,000 for the repurchase of Tosco Common Stock. Through September 30, 1999, no shares had been repurchased pursuant to this program.

8.   AVON REFINERY START-UP COSTS

During the 1999 third quarter, the Company incurred non-recurring expenses of $3,840,000 ($0.01 per diluted share) related primarily to the restart of the Avon Refinery following its stand-down for a safety review.

Cost of sales for the three month period ended September 30, 1999 has been reduced by $16,000,000 ($0.06 per diluted share) for insurance recoveries related to the Avon Refinery incident.

9.   OPERATING LEASES

In conjunction with the BP Amoco Acquisition, a special purpose entity acquired certain sites directly from BP Amoco. The special purpose entity leased these sites to the Company under an operating lease that runs through September 2004 with options to renew for a series of one year renewal terms. Minimum monthly rental payments vary based on a commercial paper rate.

10.      COMMITMENTS AND CONTINGENCIES

There are various legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages not covered by insurance that in the aggregate would be material to the Company's business or operating results.

As a condition of the Company's March 31, 1997 acquisition of Union Oil Company of California's ("Unocal") West Coast petroleum assets (the "76 Products Acquisition"), Unocal is entitled to receive contingent participation payments through March 31, 2004, up to a maximum of $250,000,000, if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increase above specified levels. The contingent participation payments are capitalized, when incurred, as an additional cost of the 76 Products Acquisition. For completed participation periods, the Company's contingent participation payments are not material to its financial position.

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

11.      BUSINESS SEGMENTS

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

Summarized financial information by segment for the three and nine-month periods ended September 30, 1999 and 1998 is as follows:

     THREE MONTHS ENDED                                          OPERATING SEGMENTS            NONOPERATING      CONSOLIDATED
     SEPTEMBER 30, 1999 (THOUSANDS OF DOLLARS)                REFINING         MARKETING         SEGMENT             TOTAL
                                                            -----------      -----------      ---------------    --------------
     Total sales                                          $   3,064,297    $   1,557,272     $        -           $4,621,569
     Intersegment sales                                        (755,294)          (6,022)                           (761,316)
                                                          -------------    -------------      -------------      ------------
     Third party sales                                    $   2,309,003    $   1,551,250     $        -           $3,860,253
                                                          =============    =============     ==============      ============

     Operating contribution (a)                           $     288,489    $      88,325     $        -             $376,814
     Depreciation and amortization                               42,704           32,816               324            75,844
     Net interest expense (income)                               17,860           11,822            (1,507)           28,175
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities              198,276            2,135            (2,982)          197,429
     Capital expenditures (b)                                    64,059           83,235                             147,294

     THREE MONTHS ENDED                                          OPERATING SEGMENTS            NONOPERATING      CONSOLIDATED
     SEPTEMBER 30, 1998 (THOUSANDS OF DOLLARS)                REFINING         MARKETING         SEGMENT             TOTAL
                                                            -----------      -----------      ---------------    --------------
     Total sales                                          $   2,073,671    $   1,352,357     $        -          $3,426,028
     Intersegment sales                                        (457,809)          (3,709)                          (461,518)
                                                          -------------    -------------       -------------     ------------
     Third party sales                                    $   1,615,862    $   1,348,648     $        -          $2,964,510
                                                          =============    =============     ===============     ============

     Operating contribution (a)                           $     162,220    $     152,811     $        -            $315,031
     Depreciation and amortization                               38,020           33,687               546           72,253
     Net interest expense                                        18,139           11,874            (1,715)          28,298
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities               92,390           52,017            (2,862)         141,545
     Capital expenditures (b)                                    81,332           39,058                20          120,410

     NINE MONTHS ENDED                                          OPERATING SEGMENTS            NONOPERATING      CONSOLIDATED
     SEPTEMBER 30, 1999 (THOUSANDS OF DOLLARS)                REFINING         MARKETING         SEGMENT             TOTAL
                                                            -----------      -----------      ---------------    --------------
     Total sales                                          $   7,640,375    $   4,290,328     $        -          $11,930,703
     Intersegment sales                                      (1,741,718)         (12,598)                         (1,754,316)
                                                          -------------    -------------     -------------    ------------
     Third party sales                                    $   5,898,657    $   4,277,730     $        -          $10,176,387
                                                          =============    =============     =============    =============

     Operating contribution (a)                           $     546,709    $     404,409     $        -          $951,118
     Depreciation and amortization                              133,317           99,132             1,010        233,459
     Net interest expense (income)                               55,031           36,114            (2,405)        88,740
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities              251,015          156,736           (11,001)       396,750
     Capital expenditures (b)                                   219,057          207,465                10        426,532

     NINE MONTHS ENDED                                          OPERATING SEGMENTS            NONOPERATING      CONSOLIDATED
     SEPTEMBER 30, 1998 (THOUSANDS OF DOLLARS)                REFINING         MARKETING         SEGMENT             TOTAL
                                                            -----------      -----------      ---------------    --------------
     Total sales                                          $   6,639,139    $   3,951,894     $        -          $10,591,033
     Intersegment sales                                      (1,404,734)          (6,345)                         (1,411,079)
                                                          -------------    -------------       -------------     ------------
     Third party sales                                    $   5,234,405    $   3,945,549     $        -           $9,179,954
                                                          =============    =============     ============        ============

     Operating contribution (a)                           $     568,467    $     368,071     $        -             $936,538
     Depreciation and amortization                              130,320           98,570             1,052           229,942
     Net interest expense (income)                               62,218           34,509            (2,420)           94,307
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities              318,356           84,078            (9,794)          392,640
     Capital expenditures (b)                                   200,523          151,687                40           352,250

          (a) Operating contribution is calculated as sales minus cost of sales.

          (b) Capital expenditures include the purchase of property, plant, and equipment and deferred turnaround spending.

Summarized total assets by segment as of September 30, 1999 and December 31, 1998 is as follows:

                                             OPERATING SEGMENTS           NONOPERATING      CONSOLIDATED
     (THOUSANDS OF DOLLARS)              REFINING          MARKETING         SEGMENT            TOTAL
                                       -------------    -------------     -------------    -------------
     September 30, 1999                $   3,580,001    $   2,301,939     $     131,241    $   6,013,181
     December 31, 1998                     3,436,007        2,319,272            87,537        5,842,816

12.  SUBSEQUENT EVENT

On October 1, 1999, the Company completed the purchase of 67 "Smile" retail gasoline service stations and convenience stores plus 20 vacant lots from Boardman Petroleum, Inc. These sites are located principally in five Southeastern states and will be operated under the Company's "76" gasoline and "Circle K" convenience store brands. Certain of the sites were acquired by a special purpose entity that leased the sites to the Company under a one-year operating lease that runs through September 2000. The Company has the option to renew the lease for a series of one-year renewal terms through September 2004. Minimum monthly rental payments vary based on a commercial paper rate.

13.      NEW ACCOUNTING STANDARD

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

                       TOSCO CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999


INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for the three and nine month periods ended September 30, 1999 should be read in conjunction with MD&A included in the Tosco Corporation ("Tosco") 1998 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco's results of operations and capitalization over the five year period 1994 through 1998. This MD&A updates that data.

RESULTS OF OPERATIONS

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
(THOUSANDS OF DOLLARS)                                        1999              1998             1999              1998
                                                          -------------    -------------     -------------    -------------
Sales                                                     $   3,860,253    $   2,964,510     $  10,176,387    $   9,179,954
Cost of sales                                                 3,483,439        2,649,479         9,225,269        8,243,416
                                                          -------------    -------------     -------------    -------------
Operating contribution                                          376,814          315,031           951,118          936,538
Avon Refinery start-up costs                                      3,840                             43,131
Depreciation and amortization                                    75,844           72,253           233,459          229,942
Selling, general, and administrative expenses                    71,526           72,935           229,538          219,649
Gain on sale of retail assets                                                                       40,500
Interest expense, net                                            28,175           28,298            88,740           94,307
                                                          -------------    -------------     -------------    -------------
Income before income taxes and distributions on
  Trust Preferred Securities                                    197,429          141,545           396,750          392,640
Income taxes                                                     80,946           58,741           162,668          162,945
                                                          -------------    -------------     -------------    -------------
Income before distributions on Trust Preferred Securities       116,483           82,804           234,082          229,695
Distributions on Trust Preferred Securities, net of
  income tax benefit                                              2,545            2,523             7,634            7,569
                                                          -------------    -------------     -------------    -------------
Net income                                                $     113,938    $      80,281     $     226,448    $     222,126
                                                          =============    =============     =============    =============

Diluted earnings per share (a)                            $        0.74    $        0.49     $        1.45    $        1.36
                                                          =============    =============     =============    =============

(a)  Earnings per share throughout MD&A are expressed on a diluted basis.

REFINING DATA SUMMARY (a)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ------------------------------     ------------------------------
                                                              1999              1998             1999              1998
                                                          -------------    -------------     -------------    -------------
Average charge barrels input per day (b):
     Crude oil                                              824,300          839,500           749,700          859,000
     Other feed and blending stocks                         103,400          105,200            87,600          102,200
                                                         -----------      ------------      ----------         ---------
                                                            927,700          944,700           837,300          961,200
                                                        =============    =============     =============    =============

Average production barrels produced per day (b):
     Clean products (c)                                     755,600          781,300           697,200          796,000
     Other finished products                                160,000          153,600           133,700          159,500
                                                          -------------    -------------     -------------    -------------
                                                            915,600          934,900           830,900          955,500
                                                          =============    =============     =============    =============

Operating margin per charge barrel (d)                    $    5.87        $    4.56         $    5.14        $    4.76
                                                           =========        ==========        =========        ===========

(a) The Refining Data Summary presents the operating results of the following refineries:

     -    Bayway Refinery, located on the New York Harbor.

     -    Ferndale Refinery, located on Washington's Puget Sound.

     -    Los Angeles Refinery System, comprised of two refineries in Los
          Angeles.

     - San Francisco Area Refinery System, comprised of the Rodeo-Santa Maria complex and the Avon Refinery. (The Avon Refinery was shutdown in March 1999 for a safety review following a fire at a crude unit on February 23, 1999. All major processing units had been restarted by the end of July 1999. See Note 8 to the Consolidated Financial Statements.)

     -    Trainer Refinery, located near Philadelphia.

(b)  A barrel is equal to 42 gallons.

(c) Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels. The calculation for the three-month period ended September 30, 1999 also excludes the insurance recoveries related to the Avon Refinery incident. See Note 8 to the Consolidated Financial Statements.

RETAIL DATA SUMMARY

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
(THOUSANDS OF DOLLARS)                                        1999              1998             1999              1998
                                                          -------------    -------------     -------------    -------------
Volume of fuel sold (thousands of gallons)                  1,125,680         1,146,957        3,310,149         3,351,723
Blended fuel margin (cents per gallon) (a)                        7.7              13.4             11.9              11.5
Number of gasoline stations at period end (b)                   4,082             4,590            4,082             4,590

Merchandise sales (thousands of dollars)                $     516,832     $     557,854    $   1,532,151        $1,575,102
Merchandise margin (percentage of sales)                         28.2%             29.1%            29.0%             29.2%
Number of merchandise stores at period end (b)                  2,003             2,331            2,003             2,331

Other retail gross profit (thousands of dollars)         $     29,615      $    27,193     $      86,126        $   84,883

(a) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

(b) During the first nine months of 1999, Tosco completed the purchase of 137 (27 in the third quarter) retail gasoline and convenience store sites from BP Amoco and the sale of 372 (46 in the third quarter) convenience stores. The number of gasoline stations and convenience stores at September 30, 1999 exclude the 67 operating sites acquired from Boardman Petroleum, Inc. on October 1, 1999. See Notes 3 and 12 to the Consolidated Financial Statements.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Tosco earned net income of $113.9 million ($0.74 per share) on sales of $3.86 billion during the third quarter of 1999, compared to earnings of $80.3 million ($0.49 per share) on sales of $2.96 billion in the corresponding period of 1998. The increase in sales for the 1999 third quarter compared to the 1998 third quarter of $895.7 million was primarily due to increased refining sales of $693.1 million (resulting primarily from higher petroleum product prices partially offset by reduced refinery production). The production decline was primarily due to the Avon Refinery which began resuming operations in late July 1999 following a stand-down as a result of a fire on February 23, 1999. Marketing sales for the 1999 third quarter were $202.6 million higher than the 1998 third quarter primarily due to higher fuel prices partially offset by reduced fuel volumes and merchandise sales as a result of reduced store counts.

Tosco generated an operating contribution (sales less cost of sales) of $376.8 million for the third quarter of 1999, compared to $315.0 million in the corresponding period in 1998. The increase of $61.8 million was attributable to refining (increase of $126.3 million) and retail (reduction of $64.5 million) operations.

Refining operating contribution was $288.5 million for the 1999 third quarter, compared to $162.2 million in the 1998 third quarter. This increase of $126.3 million was primarily attributable to improved operating margin per charge barrel on the West Coast and higher East Coast production volumes. This increase was partially offset by lower West Coast production volumes primarily attributable to the stand-down of the Avon Refinery. Cost of sales for the three month period ended September 30, 1999 has been reduced by $16.0 million ($9.4 million after tax and $0.06 per share) for insurance recoveries related to the Avon Refinery incident. Additional insurance recoveries are expected in future periods.

Retail operating contribution was $88.3 million for the quarter ended September 30, 1999, compared to $152.8 million in the comparable period in 1998. The 1999 decline of $64.5 million was primarily attributable to reduced fuel sales margins (7.7 cents per gallon compared to 13.4 cents per gallon in 1998) and merchandise margins. Fuel sales margins were compressed, especially in California, due to the lag in passing on price increases at the wholesale level. Although fuel volumes and merchandise sales were lower in the 1999 third quarter compared to 1998 third quarter, both amounts increased on a per store basis.

During the 1999 third quarter, the Company incurred non-recurring expenses of $3.8 million ($2.3 million after tax and $0.01 per share) primarily related to the restart of the Avon Refinery following its stand-down for a safety review. These start-up and related expenses consist primarily of safety and maintenance projects and implementation of regulatory and independent safety consultant recommendations. These start-up costs do not include any normal recurring expenses for maintaining the refinery or training employees during the stand-down period.

Depreciation and amortization for the quarter ended September 30, 1999 was $75.8 million, compared to $72.2 million in the comparable 1998 period. The increase of $3.6 million was primarily due to depreciation on assets placed in service subsequent to September 30, 1998, partially offset by a reduction in depreciation of $6.0 million attributable to Tosco's January 1, 1999 extension of the useful lives of its refinery and distribution assets.

Selling, general, and administrative ("SG&A") expenses for the third quarter of 1999 decreased by $1.4 million compared to the corresponding period in 1998, principally due to lower incentive compensation accruals for Tosco's retail division in 1999. This decrease was partially offset by the inclusion of a $10.3 million ($6.0 million after tax and $0.04 per share) gain on the sale of the Revere distribution terminal during the three month period ended September 30, 1998.

Effective January 1, 1999, Tosco reduced its effective income tax rate to 41.0%, from 41.5% in 1998. This reduction was attributable to decreased state income taxes based upon revised state apportionment factors.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Tosco earned net income of $226.4 million ($1.45 per share) on sales of $10.18 billion during the nine month period ended September 30, 1999 compared to earnings of $222.1 million ($1.36 per share) on sales of $9.18 billion in the corresponding period of 1998. The increase in sales for the first nine months of 1999 compared to 1998 of $996.4 million (refining sales increased $664.2 million and marketing sales increased $332.2 million) was primarily due to increased petroleum product prices partially offset by lower refinery production. Production declines were primarily due to the stand-down of the Avon Refinery and the turnaround of the Bayway Refinery cat cracker in March and April 1999. Retail fuel volumes also decreased due to Tosco's non-core store divestiture program. See Note 3 to the Consolidated Financial Statements.

Tosco generated an operating contribution (sales less cost of sales) of $951.1 million for the first nine months of 1999, compared to $936.5 million in the corresponding period in 1998. The increase of $14.6 million was attributable to refining (reduction of $21.7 million) and retail (improvement of $36.3 million) operations.

Refining operating contribution was $546.7 million for the first nine months of 1999, compared to $568.4 million in the 1998 comparable period. This decrease of $21.7 million was primarily attributable to lower refinery production, partially offset by increased operating margin per charge barrel, principally on the West Coast. Production rates on the East Coast were reduced and the scheduled turnaround of the Bayway refinery cat cracker was moved forward in response to the poor margins. Production rates on the West Coast were lower in 1999 due to the stand-down of the Avon Refinery throughout much of the nine-month period.

Retail operating contribution was $404.4 million for the nine-month period ended September 30, 1999, compared to $368.1 million in the comparable 1998 period. The 1999 improvement of $36.3 million was attributable to increased fuel margins, partially offset by lower fuel volumes, merchandise sales, and merchandise margins. As a result of reduced store counts, fuel volumes and merchandise sales for the first nine months of 1999 were lower than the comparable 1998 period, but both amounts increased in 1999 compared to 1998 on a per store basis. See Note 3 to the Consolidated Financial Statements.

Avon Refinery start-up and related expenses of $43.1 million ($25.4 million after tax and $0.16 per share) during the nine- month period ended September 30, 1999 consist primarily of safety and maintenance projects, implementation of regulatory and independent safety consultant recommendations, and the early write-off of existing turnaround costs. These start-up costs do not include any normal recurring expenses for maintaining the refinery or training employees during the stand-down period.

Depreciation and amortization for the nine-month period ended September 30, 1999 was $233.5 million, compared to $229.9 million in the comparable 1998 period. The increase of $3.6 million was due to depreciation on assets placed in service in late 1998 and early 1999 and the acceleration of the Bayway Refinery cat cracker turnaround. This was offset by a reduction in depreciation of $18.0 million attributable to Tosco's January 1, 1999 extension of its refinery and distribution assets' useful lives.

SG&A expenses for the first nine months of 1999 increased by $9.9 million compared to the corresponding period in 1998, because 1998 SG&A expenses were reduced by a $10.3 million gain on the sale of the Revere distribution terminal.


Tosco realized a gain of $40.5 million ($23.9 million after tax and $0.15 per share) from the sale of 372 convenience stores in the first nine months of 1999. Operations from these convenience stores did not significantly impact operating contribution during the nine-month periods ended September 30, 1999 and September 30, 1998.

Net interest expense for the nine-month period ended September 30, 1999 decreased by $5.6 million compared to the 1998 period. This decrease was primarily due to lower levels of borrowings and interest rates under Tosco's revolving credit facility.

Effective January 1, 1999, Tosco reduced its effective income tax rate to 41.0%, from 41.5% in 1998, based upon revised state apportionment factors.

OUTLOOK

Results of operations are primarily determined by the operating efficiency of the refineries, and by refining and retail fuel margins. Currently, all of Tosco's refineries are operating at or near capacity. Tosco is not able to predict the level of refinery and retail fuel operating margins for the balance of 1999 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by controlling costs without compromising safety, reliability, or environmental compliance.

Tosco continued its program of upgrading its retail system by selling under-performing assets and acquiring high-quality outlets in core areas. In late June 1999, Tosco purchased 110 retail gasoline and service station sites located principally in seven major southeastern urban areas. In July 1999, Tosco completed the purchase of 27 retail gasoline and service station sites located in Pittsburgh, Pennsylvania, and in October 1999, Tosco completed the acquisition of 67 high-quality gasoline stations and convenience stores in the Southeast. All of these sites will eventually be rebranded to Tosco's "Circle K" convenience store brand and "76" fuel brand.

Tosco's policy is to recognize non-cash writedowns and recoveries of inventories due to price changes only at year-end, unless the change is not expected to be temporary. Tosco recorded inventory writedowns at year end 1998 and 1997. At September 30, 1999, Tosco did not record a reversal of these writedowns because there is no assurance that the higher level of prices will continue through December 31, 1999 due to market volatility.

CASH FLOWS

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents increased by $9.0 million during the nine-month period ended September 30, 1999. Cash provided by operating activities of $478.5 million exceeded cash used in investing activities of $237.8 million and financing activities of $231.7 million.

Net cash provided by operating activities of $478.5 million was from cash earnings (net income plus depreciation and amortization, provision for bad debts, gain on sale of retail assets, and deferred income taxes) of $371.5 million, a decrease in net operating assets and liabilities of $97.5 million, and other sources of $9.5 million. The change in net operating assets and liabilities reflect the increase in product prices that occurred in 1999.

Net cash used in investing activities totaled $237.8 million due to capital additions of $348.9 million, spending for turnarounds of $77.6 million, and other items totaling $1.3 million, partially offset by the net change in marketable securities and deposits of $6.7 million, proceeds on sales of property, plant, and equipment of $153.6 million, and a net decrease in deferred charges and other assets of $29.7 million.

Net cash used in financing activities totaled $231.7 million, due to Common Stock repurchases of $216.5 million and Common Stock dividend payments of $29.9 million, partially offset by net borrowings under the revolving credit facility of $10.0 million and other items of $4.7 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the Revolving Credit Facility) totaled $743.2 million, a $111.6 million decrease compared to the December 31, 1998 balance of $854.8 million. Cash and cash equivalents increased by $9.0 million, marketable securities and deposits decreased by $6.7 million, and availability under the Revolving Credit Facility decreased by $113.8 million. The decrease in availability under the Revolving Credit Facility reflects Tosco's election not to renew its $100 million Facility B under the Revolving Credit Facility when it expired on January 12, 1999.

At September 30, 1999, total shareholders' equity was $1.9 billion, a $9.9 million decrease compared to the December 31, 1998 balance. This decrease was due to Common Stock repurchases of $216.5 million and dividends of $29.9 million exceeding net income of $226.4 million and other items of $10.1 million. Debt (current and long-term debt and the Revolving Credit Facility) increased by $5.0 million to $1.6 billion at September 30, 1999 due to net borrowings under the Revolving Credit Facility, partially offset by long-term debt payments.

The ratio of long-term debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders' equity) was 41.4% at September 30, 1999 compared to the December 31, 1998 ratio of 41.3%.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At September 30, 1999, Tosco had available for issue $779 million of securities pursuant to this shelf registration statement.

Tosco's Board of Directors previously approved the repurchase of $300 million of Tosco Common Stock. Approximately $100 million of this program was completed in 1998, while the remainder of the program was completed in July and August 1999. In September 1999, Tosco's Board of Directors approved an additional $300 million for the repurchase of Tosco Common Stock. Through October 31, 1999, no repurchases had been made pursuant to this program. See Note 7 to the Consolidated Financial Statements.

The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands, including repayment of the $125 million notes payable due on July 15, 2000, for at least the next twelve months.

CAPITAL EXPENDITURES

During the first nine months of 1999, Tosco spent $426.5 million for capital additions: $348.9 million on property, plant, and equipment additions and $77.6 million for turnarounds. With the exception of certain turnarounds at the Avon Refinery during the stand-down period, these capital additions were budgeted for 1999. Refining capital additions of $219.1 million were primarily for turnaround projects at the Avon and Bayway Refineries and the completion of projects related to compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects. Tosco intends to finance its 1999 capital additions, including construction of a polypropylene plant at the Bayway Refinery, through cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

Marketing capital additions of $207.4 million were primarily for improvements at existing sites. During the first nine months of 1999, Tosco purchased 110 retail gasoline and convenience store sites in the Southeast (in late June) and 27 retail and convenience stores in Pittsburgh, Pennsylvania (in July). See Note 9 to the Consolidated Financial Statements. Tosco divested 372 non-core convenience store properties during the first nine months of 1999. See Note 3 to the Consolidated Financial Statements.

On October 1, 1999, Tosco's marketing division acquired 67 high-quality gasoline service stations and convenience stores and 20 land bank parcels in the Southeast. See Note 12 to the Consolidated Financial Statements.

IMPACT OF THE YEAR 2000 ISSUE

Historically, certain computer programs have used two rather than four digits to define a given calendar year. Computer programs that use two digits to define the year may recognize a date using "00" as the year 1900 rather than 2000. This could result in business and field system failures or miscalculations that could cause disruptions in business operations. This is generally referred to as the "Year 2000 Issue."

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

BUSINESS SYSTEMS: These include computer systems and applications relating to financial reporting, human resources, purchasing, commercial, supply, pricing, and marketing activities. Tosco has addressed its Year 2000 Issues, primarily through software upgrades and replacements, and remediation of existing business systems. Tosco completed the assessment, planning, development, and testing phases for its critical business systems as scheduled by June 30, 1999. Tosco was also substantially complete with the above phases for all other business systems by June 30, 1999 and since that time, remediation, mostly minor, and testing has continued.

FIELD SYSTEMS: These include computer systems and equipment with embedded computer chips relating to Tosco's refining, distribution, and marketing operating assets. Tosco is substantially complete with its assessment, remediation, testing, and contingency planning for field systems. Remaining remediation and testing is expected to be performed in the fourth quarter as scheduled.

THIRD PARTY RELATIONSHIPS: These are Tosco's suppliers, vendors, customers, financial institutions, utilities, telecommunication providers, governmental entities, and others with whom Tosco does significant business (collectively "third parties"). Tosco initiated two-way communications with third parties about their plans and progress in addressing the Year 2000 Issue. Tosco has also had meetings with many of its third parties to better ascertain their Year 2000 readiness. Most of the third parties are committed to Year 2000 readiness and many have represented their readiness in writing. Contingency plans have been established where we have not been able to develop a reasonable level of confidence in the third parties' preparedness. Tosco will continue to communicate with and monitor the progress other third parties are making in addressing their Year 2000 Issues. Tosco's ability to accurately assess its third parties' Year 2000 readiness is dependent in large part upon the completeness and reliability of the third parties' representations.

CONTINGENCY PLANS: Tosco formed a Year 2000 Contingency Task Force (the "Task Force") which includes representatives from all business segments and other functional responsibilities. The Task Force has evaluated various business disruption scenarios and its existing contingency plans, and formulated new contingency plans and preemptive strategies, as appropriate. The Task Force has also formulated contingency plans based on the progress its third parties are making in addressing their Year 2000 Issues. The Task Force has organized management response teams and formalized Year 2000 plans and strategies in conjunction with Tosco's existing contingency plans for equipment failures, emergencies, and other business disruptions. Throughout the balance of 1999, the Year 2000 contingency plans and strategies will continue to be updated as facts and circumstances change. Additionally, the Task Force conducted a Year 2000 drill of Tosco's communication systems and strategies in September 1999. This drill provided substantial assurance to Tosco concerning the effectiveness of its existing contingency plans.

COSTS: Tosco's Year 2000 compliance costs include external consultants and contractors, compensation costs of internal employees working directly on Year 2000 Issues, purchases of software and hardware, system upgrades and modifications which were accelerated to address the Year 2000 Issue, and contingency planning measures. Year 2000 compliance costs did not have a material effect on Tosco's 1998 operating results or financial position. Year 2000 compliance costs will not have a material effect on Tosco's 1999 operating results or financial position.

RISKS: Tosco believes its business systems, field systems and critical third parties are currently substantially Year 2000 ready. In the event that Tosco has failed to identify all critical Year 2000 Issues or is not able to implement appropriate contingency plans, such inability could cause significant business disruptions. Additionally, Tosco could incur significant business disruptions if one or more of its critical third parties (over whom Tosco does not have control) are not Year 2000 compliant by December 31, 1999. Business disruptions such as production and/or distribution shutdowns, out-of-stock conditions, communication and/or energy outages, or billing and/or collecting problems could negatively affect Tosco's results of operations.

The foregoing Year 2000-readiness disclosure is based on Tosco's current expectations, estimates, and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effect of the Year 2000 Issue on Tosco may be different from our current assessment.

NEW ACCOUNTING STANDARD

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Tosco plans to adopt SFAS No. 133 on January 1, 2001. Tosco is currently evaluating the effect SFAS No. 133 will have on its financial position and results of operations.


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



                                              TOSCO CORPORATION
                                              (Registrant)



Date: November 15, 1999                       By: /S/ ROBERT I. SANTO
                                              ---------------------------------
                                                  (Robert I. Santo)
                                                  Vice President and
                                                  Chief Accounting Officer