Form 10-K
period 1999-12-31
TOSCO CORP
filed 2000-03-30
CIK 74091

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from_______________to____________

                          COMMISSION FILE NUMBER 1-7910


                                TOSCO CORPORATION
             (Exact name of registrant as specified in its charter)

               NEVADA                                       95-1865716
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

       72 CUMMINGS POINT ROAD
        STAMFORD, CONNECTICUT                                    06902
(Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (203) 977-1000

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
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

                                  X Yes  __ No

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2000 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $3,858,786,422.

     Registrant's Common Stock outstanding at February 29, 2000 was 144,253,698 shares.

     Portions of registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III, as set forth herein.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                TOSCO CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K


Items 1 and 2.   Business and Properties                                    1

                 Introduction                                               1

                 Petroleum Refining, Supply, Distribution, and Marketing    1

                 Other Activities                                           9

                 Office Properties                                          9

                 Employees                                                  9

Item 3.          Legal Proceedings                                          9

Item 4.          Submission of Matters to a Vote of Security Holders       10

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters                                       13

Item 6.          Selected Financial Data                                   13

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       15

Item 8.          Financial Statements and Supplementary Data               23

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       23

Item 10.         Directors and Executive Officers of the Registrant        23

Item 11.         Executive Compensation                                    23

Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management                                            23

Item 13.         Certain Relationships and Related Transactions            23

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                      23

                 Index to Consolidated Financial Statements
                 and Financial Statement Schedules                       F-1

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


                                  INTRODUCTION

          Tosco Corporation ("Tosco") is one of the largest independent refiners and marketers of petroleum products in the United States, operating principally on the East and West Coasts of the United States. Tosco operates eight refineries with the capacity to process approximately 950,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products. Through its retail distribution network, Tosco sells approximately 4.5 billion gallons of fuel annually. Tosco has owned the "76" products terminal and pipeline distribution system since 1997, expanding upon Tosco's 1996 purchase of The Circle K Corporation ("Circle K"), by which Tosco became one of the nation's largest operators of company-controlled convenience stores. On February 29, 2000, Tosco acquired and began operating an additional system of 1,740 gasoline and convenience outlets from Exxon Corporation and Mobil Oil Corporation (together, "ExxonMobil"), further expanding Tosco's retail distribution network. These ExxonMobil marketing assets consist of Mobil-branded stations from Virginia through New Jersey and Exxon-branded stations from New York through Maine. Tosco also engages in related commercial activities throughout the United States and internationally. Tosco's refining and marketing business is managed and operated through two divisions, Tosco Refining Company, based in Linden, New Jersey, and Tosco Marketing Company, based in Tempe, Arizona.

          Tosco was incorporated under the laws of the State of Nevada in 1955. Its principal executive offices are located at 72 Cummings Point Road, Stamford, Connecticut 06902 and its telephone number is (203) 977-1000.


             PETROLEUM REFINING, SUPPLY, DISTRIBUTION, AND MARKETING

REFINING

          Tosco, through five major facilities consisting of eight refineries, processed in 1999 approximately 850,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products, chiefly light transportation fuels (gasoline, diesel, and jet fuel) and heating oil. Tosco's refining facilities are located on the East and West Coasts of the United States.

          Bayway Refinery ("Bayway"), located in Linden, New Jersey, on the New York Harbor and Trainer Refinery ("Trainer"), located in Trainer, Pennsylvania, near Philadelphia, are operated in coordination with each other. Bayway can process in excess of 275,000 barrels per day of crude oil and other feedstocks. Bayway's facilities include hydrodesulfurization units and the largest fluid catalytic cracking unit in the world. Bayway produces transportation fuels and is a principal supplier of heating oil to the U.S. East Coast. In addition, Bayway currently produces approximately 4.7 million barrels per year of light petroleum products, including propylene used in the manufacture of polypropylene. In late 1999, Tosco began the two-year construction of a 775 million pound per year polypropylene plant at Bayway. Tosco will use Union Carbide's UNIPOL(TM) PPProcess for the plant. When completed, Tosco's production from the new plant, will comprise a full range of homopolymers and random and impact copolymers. Polypropylene is used to make a wide range of film, fiber, and molded consumer and industrial products.

          Trainer, acquired in a shutdown mode in February 1996 and started up by Tosco in May 1997 after an approximately $100 million modernization and upgrading program, can process approximately 180,000 barrels per day of crude oil. Trainer's fluid catalytic cracking unit, hydrocracking unit and hydrodesulfurization units enable it to produce a high percentage of light refined petroleum products. Bayway and Trainer, Tosco's two East Coast refineries, have ready access to marine, rail, and truck transportation and product distribution pipelines, giving them considerable flexibility to change their raw material input and product output to respond to changing market conditions.

          Avon Refinery ("Avon"), Rodeo Refinery ("Rodeo"), both located in the San Francisco Bay area, and Santa Maria Refinery ("Santa Maria"), located on the mid-California coast (collectively, the San Francisco Area Refinery ("SFAR") System), are operated on an integrated basis. Avon, shutdown for a portion of 1999, has approximately 140,000 barrels per day of crude oil processing capacity. Rodeo and Santa Maria, both acquired in 1997 from Union Oil Company of California ("Unocal"), together have approximately 120,000 barrels per day of crude oil distillation capacity. SFAR is technologically complex with coking, catalytic cracking, hydrocracking, and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. Coke calcining plants, acquired from Unocal in 1997, are located near Rodeo and Santa Maria and are operated as part of SFAR. The calcining facilities process green petroleum coke, a by-product of refining operations, for use in the production of aluminum and other industrial applications.

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

          The following table sets forth certain significant refining operating data for the years ended December 31, 1999, 1998, and 1997. A barrel is equal to 42 gallons.

                           REFINING DATA SUMMARY (A):

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                              1999             1998                1997
                                                                         -------------    --------------        ---------
Average charge barrels input per day:
     Crude oil                                                                 762,600           837,200          703,400
     Other feed and blending stocks                                             88,300           107,600           90,000
                                                                         -------------    --------------    -------------
                                                                               850,900           944,800          793,400
                                                                         =============    ==============    =============
Average barrels of petroleum products produced per day:
     Gasoline                                                                  456,800           507,200          415,800
     Distillates                                                               186,900           217,100          196,400
     Jet fuel                                                                   68,500            62,600           49,800
     Residuals                                                                  82,800            93,200           77,700
     Propane                                                                    17,800            20,800           15,800
     Petroleum coke                                                             24,900            29,800           21,300
     Other finished products                                                     7,900            11,600           11,000
                                                                         -------------    --------------    -------------
                                                                               845,600           942,300          787,800
                                                                         =============    ==============    =============

 (a) The Refining Data Summary presents the operating results of the following refineries:
      - Bayway Refinery, located on the New York Harbor.
      - Ferndale Refinery, located on Washington's Puget Sound.
      - Los Angeles Refinery System, comprised of two refineries in Los Angeles
        (for the period beginning April 1, 1997).
      - San Francisco Area Refinery System, comprised of the Rodeo-Santa Maria complex (for the period beginning April 1, 1997) and the Avon Refinery
        (shut down in March 1999 for a safety review and safety training for employees following a fire at a crude unit on February 23, 1999, was restarted by the end of July 1999).
      - Trainer Refinery, located near Philadelphia (for the period beginning
        May 8, 1997).

RAW MATERIAL SUPPLY

          During 1999, Tosco's crude oil, feedstock, and blendstock requirements of approximately 850,000 barrels per day were supplied by third parties. Tosco's East Coast requirements of approximately 435,000 barrels per day were met from foreign imports. Approximately 17% of Tosco's East Coast supply requirements were met by a long-term contract with Statoil (Norway). Tosco's West Coast requirements of approximately 415,000 barrels per day were supplied primarily through domestic production, mainly Californian and Alaskan crudes, and to a lesser extent foreign imports. Approximately 70% of Tosco's West Coast requirements were met by long-term contracts, with suppliers such as BP Oil Supply Company ("BP Oil"), Chevron U.S.A. ("Chevron"), Exxon Corporation ("Exxon"), Equiva Trading Company ("Equiva"), and Occidental Petroleum Company ("Occidental"). These barrels are delivered to Tosco's West Coast refineries primarily through the major crude oil pipelines in California. To the extent these pipelines are not available, Tosco's future operating results may be adversely affected. The balance of Tosco's 1999 West and East Coast crude oil and feedstock requirements were purchased on the spot market. During 1999, Tosco resold less than 5% of its raw material purchases.

          In connection with the two East Coast refineries' reliance on European, as well as Middle East and West African sources, as their primary suppliers of crude oil, Tosco's U.K. subsidiary (established in 1994 for the purpose of obtaining better information and access to the European markets) continues to act as a resource. Tosco's long-term lease agreement with Statia Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada, entered into in 1994, remains in place. Similarly, Tosco's twelve-year agreement, through a subsidiary, also entered into in 1994 with Neptune Orient Lines, Ltd. of Singapore for the charter of four 100,000 deadweight ton ("DWT") crude oil tankers, remains in place. The double hulled tankers were built to maximize the use of Bayway's dock receiving facilities as well as to meet the requirements of the U.S. Oil Pollution Act of 1990. The tankers are being utilized to move crude oil to Bayway and Trainer, or other locations, from the Nova Scotia storage location and for direct shipments from suppliers.

          In February 1998, Tosco entered into a fifteen year contract with Occidental to buy a substantial portion of Occidental's crude oil production from the Elk Hills oil field in California. In 1999, Tosco completed the building of a 15-mile pipeline from the Elk Hills field to existing lines that serve Tosco's SFAR System, reducing Tosco's delivered raw material cost and better utilizing Tosco's existing pipeline assets. This domestic supply of light crude oil significantly reduces the need for Tosco to purchase waterborne crude oil for Tosco's West Coast operations. Tosco anticipates it will purchase additional Elk Hills production as it becomes available.

          Tosco believes its average crude oil inventory is presently sufficient for normal refinery operations at its refineries. Tosco's crude oil inventory level is managed in light of market risk, carrying costs, and delivery method.

          The cost to Tosco of crude oil and other feedstocks depends on many factors, including the terms of purchase, credit, and delivery. In general, heavy crude oils are less expensive than lighter crude oils. Thus, if Tosco's West Coast refineries' supply of San Joaquin Valley heavy crude oil is reduced or curtailed, or if its price relative to lighter crude oils increases, Tosco's operations could be adversely affected. Similarly, since Congress and the President deregulated the Alaska North Slope ("ANS") crude oil market by permitting ANS to be exported in 1995, the deregulation may result in increases in ANS crude prices from time to time. With respect to Tosco's East Coast refineries, Bayway and Trainer, if their foreign sources of crude oil or the marine system for delivering crude oil (including required marine insurance for possible marine environmental liabilities) were curtailed, Tosco's operations could be adversely affected. In addition, the loss, or an adverse change in the terms, of the crude oil supply contracts or the loss of other sources or means of delivery of crude oil could have a material adverse effect on Tosco's operating results. The volatility of prices and quantities of crude oil that may be purchased on the spot market or pursuant to long- and short-term contracts could materially adversely affect Tosco's operating results.

WHOLESALE MARKETING AND DISTRIBUTION

          Tosco sells unbranded refined petroleum products to wholesale purchasers. Tosco's wholesale sales of gasoline and distillates are made to large end users, retailers, independent marketers, and jobbers who serve unbranded markets, including the retail, industrial, commercial, agricultural, and governmental classes of trade. Sales are also made to other refiners and resellers, both major and independent. Tosco generally sells its other industrial petroleum products directly to the end users and resellers of such industrial products. Tosco's costs associated with meeting the federal and state environmental requirements, particularly the CARB Phase II requirements in California, were significant. Tosco cannot be certain that its costs will be fully recovered. Tosco's ability to sell its products on economical terms is dependent, in part, on the competitive position of its customers in changing and often turbulent markets. During 1999 and 1998, wholesale gasoline products (including product transfers to retail marketing) accounted for approximately 55% and 53%, respectively, of Tosco's wholesale petroleum revenues, while distillates (including product transfers to retail marketing) accounted for approximately 25% of Tosco's wholesale petroleum revenues in both 1999 and 1998. Tosco's average inventory of gasoline and distillates is approximately 10 to 15 days of wholesale sales.

          There were no long-term sales contracts (i.e., in excess of one year) that accounted for more than 10% of Tosco's consolidated revenues.

          During 1999 and 1998, Tosco purchased for resale an average of approximately 340,000 and 268,000 barrels per day, respectively, of petroleum products from third parties.

          In 1999, Tosco distributed refined petroleum products, principally in the Eastern and Western United States, through an extensive distribution network comprised of 173 proprietary and third-party terminal locations in 27 states and by means of pipelines, rail tank cars, trucks, ocean-going tankers, and barges. See Note 18 to the Consolidated Financial Statements. Tosco's proprietary petroleum trucking operations, located primarily on the West Coast, deliver approximately 4,000,000 gallons per day of products.

          Tosco also engages in commercial activities related to its petroleum refining, distribution, and marketing businesses throughout the United States and internationally. These commercial operations are based in Tempe, Arizona.

LUBRICANTS

          Tosco's 76 Lubricants Company markets lubricating oils, gear lubricants, and greases domestically and internationally. Tosco entered the lubricants market with its acquisition of a lubricants manufacturing, distribution, and marketing business from Unocal in 1997. Tosco's four lubricant blending and packaging facilities are located in Los Angeles, California, Richmond, California, Portland, Oregon, and Savannah, Georgia. In 1999, almost 65 million gallons of automotive and commercial motor oils, industrial oils, gear oils, and greases were sold from these plants directly to large end users, retail discount chains, and to over 200 petroleum jobbers in the United States and in 70 countries internationally. In 1999, jobbers accounted for approximately 80% of all sales.

          Tosco entered into long-term supply agreements with base stock refiners to ensure a supply of the high quality base stocks needed for its lubricants operations. Tosco does not anticipate difficulty obtaining necessary supplies in the event these suppliers could not meet their commitments.

RETAIL MARKETING

          At December 31, 1999, Tosco's retail system included approximately 4,790 retail marketing locations operating under the BP, Exxon, 76, and Circle K tradenames. Of these, approximately 2,070 are company-controlled and operated, approximately 1,240 are company-controlled and dealer-operated, approximately 1,190 are owned and operated by third parties, and approximately 290 are franchise locations. Approximately 350 of the company-controlled and operated sites do not sell gasoline. On February 29, 2000, Tosco acquired and began operating an additional 1,740 retail marketing locations from ExxonMobil in the Eastern United States of which approximately 685 are company-controlled and 1,055 are owned and operated by third parties. This system of former ExxonMobil marketing assets consists of Mobil-branded stations from Virginia through New Jersey and Exxon-branded stations from New York through Maine. In addition to associated supply arrangements and undeveloped properties, Tosco also acquired the exclusive right to use the Exxon and Mobil brands in each of the respective states for at least 10 years.

          Tosco's U.S. retail marketing business grew significantly during the last five years. Prior to 1996, Tosco's retail system consisted of approximately 1,000 independently owned retail gasoline stations and approximately 115 company-operated convenience outlets. With the acquisition of Circle K in May 1996, Tosco's total retail marketing system grew to nearly 4,000 convenience and gasoline outlets in 36 states and its company-operated sites grew to nearly 2,400. Tosco's marketing system was further expanded with the March 1997 acquisition of Unocal's West Coast retail gasoline system which added approximately 1,800 gasoline and convenience locations. During 1999, Tosco acquired approximately 230 gasoline service station and convenience stores in major Southeastern urban areas and Pittsburgh, Pennsylvania, from BPAmoco p.l.c. and Boardman Petroleum, Inc. In connection with the asset acquisition from BPAmoco, Tosco entered into an agreement with BPAmoco to return Tosco's license to use the BP trade name at the end of an approximate two year period. Tosco also completed the divestiture of approximately 370 convenience stores in non-core markets during 1999.

          As of December 31, 1999, approximately 2,540 of Tosco's gasoline stations were 76-branded. As a result of Tosco's agreement to return the BP trade name to BPAmoco, Tosco is in the process of rebranding its Northwest BP stations, Southeast BP and Amoco stations, and Southeast Smile stations to the 76 brand. The land, buildings, and/or equipment at approximately 1,850 of Tosco's company-controlled (company-operated and dealer-operated) gasoline station and convenience locations are being leased from third parties pursuant to long-term leases. Additionally, approximately 1,480 of Tosco's gasoline stations are operated by third parties pursuant to contracts which expire at varying terms over the next 14 years. Since 1999, Tosco has been the largest operator of company-controlled convenience stores.

          The following table sets forth certain significant retail operating data for the years ended December 31, 1999, 1998, and 1997.

                              RETAIL DATA SUMMARY:

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                              1999             1998              1997 (A)
                                                                         -------------    --------------        -----------
Volume of fuel sold (millions of gallons)                                      4,451.6           4,490.4          4,159.4
Blended fuel margin (cents per gallon) (b)                                        11.4              12.1             12.8
Number of gasoline stations at year end                                          4,143             4,476            4,652

Merchandise sales (millions of dollars)                                  $     2,039.7    $      2,097.8    $     2,003.4
Merchandise margin (percentage of sales)                                         28.7%             29.6%            29.4%
Number of merchandise stores at year end                                         2,070             2,313            2,395

Other retail gross profit (millions of dollars)                          $       115.9    $        112.9    $       116.2


(a) The Retail Data Summary includes the operations of gasoline service stations acquired subsequent to the March 31, 1997 acquisition from Unocal.
(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.


GASOLINE DISTRIBUTION AND SUPPLY

          In 1999, the retail operations of Tosco sold over 4.4 billion gallons of gasoline including the operations of the convenience store system. The convenience stores provide an important advantage in the sale of gasoline in the competitive retail gasoline markets, as do the presence of such amenities as car washes. All Tosco gasoline stations accept major credit cards.

MERCHANDISING

          In 1999, the retail operations of Tosco, including Circle K and 76 products, had over $2 billion of merchandise sales. Offering gasoline is an important competitive advantage in the convenience store retailing industry. The convenience stores benefit not only from the sale of gasoline but also from increased customer traffic in the stores occasioned by gasoline purchases.

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

          Environmental compliance for Tosco's refining and marketing business has required, and will continue to require, capital expenditures. Tosco spent approximately $54 million in 1999 and $88 million in 1998 for all such capital expenditures by the two operating systems, of which $27 million and $30 million related to the refining division for 1999 and 1998, respectively. Tosco currently estimates that capital expenditures for environmental compliance for the refining division may approximate $48 million and $53 million for 2000 and 2001, respectively. Such amounts do not include amounts that may be necessary to produce gasoline to meet changing "clean fuels" specifications.

          Environmental capital expenditures for Tosco's retail division, including those relating to upgrading or replacing existing USTs, were approximately $27 million in 1999 and $58 million in 1998. Tosco's current estimates for 2000 and 2001 retail division capital expenditures are approximately $10 million and $13 million, respectively.

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

          Under applicable federal and certain state regulatory programs, Tosco was obligated to upgrade or replace by December 22, 1998, those USTs it owned or operated which did not meet new corrosion protection and overfill/spill containment standards. In some states, this upgrading or replacement was required to be accomplished by earlier dates. Tosco evaluated each of its sites selling gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs. In certain instances where Tosco believed it would be unable to meet the December 22, 1998 or other applicable deadline, Tosco took sites out of service until they could be brought up to the applicable standards or took them out of service permanently.

          Tosco is also advocating two important initiatives for clean fuels, which are also believed to be beneficial to the environment. First, Tosco believes that MTBE, which poses a potential water pollution threat, should be reduced or eliminated as an additive in gasoline. Secondly, Tosco vigorously supports a dramatic reduction in the amount of sulfur allowed in gasoline - from the current national average of approximately 350 ppm down to 80 ppm or less. Automobile manufacturers have indicated that a nationwide low-sulfur, clean fuel specification is important for the design of new cars to achieve the low tailpipe emission levels mandated in 2004.

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

          Tosco must purchase all of its crude oil and substantially all of its feedstock supplies from others, while some of its competitors have proprietary sources of crude oil available for their own refineries. Tosco has agreements with British Petroleum, Statoil, Equiva, Shell, and others to provide Tosco certain amounts of crude oil. Under present market conditions, Tosco does not anticipate difficulty in obtaining necessary crude oil supplies. See "Petroleum Refining, Supply, Distribution, and Marketing - Raw Material Supply."

          Tosco faces similarly strong competition in the sale of petroleum lubricants. Recent large consolidations through mergers and acquisitions in the previously fragmented lubricants market are making this market even more competitive. Major integrated oil company brands are the main competitors in the engine oil segment. These same companies as well as specialty oil marketers are active in the industrial oil market. Tosco must purchase all of its lubricants base stock from its competitors. See "Petroleum Refining Supply, Distribution, and Marketing - LUBRICANTS."

          Tosco also faces strong competition in the market for the sale of retail gasoline and merchandise. The competitors include service stations of large integrated gasoline companies, independent gasoline service stations, other convenience stores owners and operators, fast food stores, supermarkets, warehouse retailers, neighborhood grocery stores, and other similar retail outlets, some of which are well-recognized national or regional retail systems. Tosco believes that among the key competitive factors in the retail gasoline markets are site location, name recognition, customer loyalty, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions, and marketing. Retail gasoline similar or identical to that sold by Tosco is generally available to its competitors. Tosco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores which provide a wide variety of branded products at reasonable prices, and using effective advertising and promotional campaigns.

OPERATING PROPERTIES

          Tosco, itself or through its wholly owned subsidiaries, owns the sites at which its refineries are located (2,300-acre site at Avon, 1,300-acre site at Bayway, 850-acre site at Ferndale, 650-acre site at LAR, 1,210-acre site at Rodeo, 1,790-acre site at Santa Maria and a 500-acre site at Trainer) and the buildings, tanks, pipelines, and related facilities.

          Tosco had available at December 31, 1999, through ownership, lease agreement, exchange, or other appropriate arrangement, the use of storage tanks, loading racks, wharves, and other related assets at approximately 173 terminal distribution locations in 27 states. Tosco believes its refinery-related properties are well-maintained and are suitable and adequate for their present purposes.

          At December 31, 1999, Tosco or its wholly owned subsidiaries owned or controlled by lease over 3,300 retail service stations located in 19 states. After Tosco's February 29, 2000 ExxonMobil Asset Acquisition, Tosco owns or controls by lease over 3,900 such stations in 26 states. In addition to marketing transportation fuels (gasoline and diesel), many of the stations have convenience store, car wash, and/or automotive repair facilities.

PATENTS AND TRADEMARKS

          Tosco's patents relating to petroleum and lubricants operations are not material to Tosco as a whole. The ownership of the 76, Union 76, and Circle K tradenames and other trademarks employed in the marketing of petroleum products are important to Tosco's operations.

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

                                OFFICE PROPERTIES

          At December 31, 1999, Tosco occupied a total of approximately 800,000 square feet of office space principally in Linden, New Jersey, Tempe, Arizona, and Stamford, Connecticut, and at various office locations for the refining and retail systems. The office space occupied by Tosco is generally suitable and adequate for its purposes.

                                    EMPLOYEES

          At December 3l, 1999, Tosco had approximately 24,600 employees at various locations, including approximately 18,200 store personnel, of which approximately 4,900 are part-time. Approximately 11% of Tosco's employees, primarily those employed at the refining facilities, are represented by labor organizations. Tosco believes that its labor relations with its employees are good.

ITEM 3.  LEGAL PROCEEDINGS

          A refinery in Duncan, Oklahoma, formerly owned by Tosco, is subject to investigation by the Oklahoma Department of Environmental Quality ("ODEQ"). The ODEQ requested that Tosco participate with the former owner, Sun Company, Inc. (R&M) ("Sun"), from whom Tosco purchased the site, and the subsequent owners, including those to whom Tosco sold the site, in the investigation and potential remediation of alleged environmental contamination. On September 29, 1995, Tosco entered into a Consent Agreement and Final Order with ODEQ to investigate the extent of contamination at the refinery, conduct certain interim remedial actions, and prepare a remedial action plan. On April 10, 1995, Tosco filed a complaint for declaratory relief against Sun (TOSCO CORPORATION V. SUN COMPANY, INC. (R&M)), U.S. District Court, Western District of Oklahoma, Case No. Civ. 95
556M) to recover the costs of complying with the ODEQ order, and seeking an order determining Tosco's and Sun's rights and legal relations under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and the Oil Pollution Act ("OPA"), and under the Purchase Agreement through which Tosco purchased the Duncan Refinery, relating to the costs of environmental investigation and potential remediation at the site. The complaint was subsequently amended to name Koch Industries, Inc. ("Koch"), another former owner, as another defendant. On February 14, 1996, Tosco obtained default judgments against some of the current owners of the refinery. In January 1998, Tosco entered into a Settlement Agreement with Sun, pursuant to which Sun agreed to pay $7 million in exchange for a release from liability with respect to the site. In early 1998, a trial was held on Tosco's claim against Koch. The court ruled in Tosco's favor that Koch was responsible for effectively 15% of past and future investigation and remediation costs at the site. In November 1999, Koch's May 4, 1998 appeal to the 10th Circuit Court of Appeals, seeking review of the trial court decision, was argued.

          In a case filed in 1996 by private litigants against all major petroleum refiners, distributors, and retailers in California, including Tosco, alleging that the defendants restrained trade and restricted the supply of a certain type of cleaner burning gasoline sold in California, AGUILAR, ET AL. V. ATLANTIC RICHFIELD CORPORATION, ET AL. (Superior Court of California, County of San Diego, Case No. 00700810), the court granted the Defendants' Motions for Summary Judgment in October 1997. In late January 2000, the California Court of Appeals affirmed the lower court's summary judgment in favor of the defendants, including Tosco (reversing the lower court's January 29, 1998, ruling in which the lower court had reversed itself and ordered a new trial.) On January 28, 1998, a plaintiff allegedly representing a class of all wholesale purchasers of gasoline in the State of California sued nine petroleum refineries, including Tosco, making essentially the same allegations as those made in the Aguilar case, GILLEY V. ATLANTIC RICHFIELD CORP., ET AL., (U.S. District Court, Southern District of California, Case No. 93-CVU132BTM). The court has stayed all proceedings in this matter pending the decision of the Court of Appeals in the AGUILAR case.

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

          In October 1998, a complaint was filed against gasoline refiners and wholesalers in Hawaii, including Tosco, by the State of Hawaii alleging that defendants fixed the price of gasoline and allocated market share and seeking damages and injunctive relief (BRONSTER V. CHEVRON CORPORATION, ET AL., U.S. District Court, District of Hawaii, Case No. CV9800792SPK). Tosco filed a Motion to Dismiss. In 1999, in response to Tosco's Motion to Dismiss, which was granted in part and denied in part, the State amended its complaint to make essentially the same allegations.

          In four cases, complaints were filed by private litigants, a water company, and a municipality against numerous defendants, including Tosco, alleging violation of state law in the production and sale of gasoline which included an additive, methyl tertiary butyl ether, (KUBAS, ET AL. V. UNOCAL CORPORATION, ET AL., Superior Court of California, County of Los Angeles, Case No. BC191876, COMMUNITIES FOR A BETTER ENVIRONMENT V. UNOCAL CORPORATION, ET AL., Superior Court of California, County of San Francisco, Case No. 997013, SOUTH TAHOE PUBLIC UTILITY DISTRICT V. ATLANTIC RICHFIELD COMPANY, ET AL., U.S. District Court, District of Delaware, Civil Action No. 98-336; THE CITY OF DINUBA V. UNOCAL CORPORATION, ET AL., Superior Court of California, County of San Francisco, Case No. 305450). It is alleged that the additive contaminated water supplies. Tosco has filed Answers in all cases.

          The costs of remedial actions in environmental cases are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative cleanup technologies. However, Tosco presently believes that any cost in excess of the amounts already provided for in the financial statements should not have a materially adverse effect upon Tosco's operations or financial condition. Tosco further believes that a portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations. See Notes 11 and 20 to the Consolidated Financial Statements.

          There are various other suits and claims pending against Tosco, and its subsidiaries, which in the opinion of Tosco are not material or meritorious or are substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, Tosco believes the aggregate amount of such liabilities will not result in monetary damages that in the aggregate would be material to the business or operations of Tosco.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

                             Served as an         Principal Occupation
   Name                Age   Officer Since        and Positions Held
   ----                ---   -------------        --------------------

Thomas D. O'Malley     58      1989            Chairman of the Board and Chief
                                               Executive Officer of Tosco since
                                               January 1990; President of Tosco
                                               from May 1993 to May 1997 and
                                               from October 1989 to May 1, 1990.

Jefferson F. Allen     54      1990            President of Tosco since May 1997
                                               and Chief Financial Officer since
                                               June 1990; Executive Vice
                                               President from June 1990 to May
                                               1997; Treasurer of Tosco from
                                               June 1990 to October 1995;
                                               various positions, including
                                               Chairman and CEO, with Comfed
                                               Bancorp, Inc., and related
                                               entities from November 1988 to
                                               June 1990.

Robert J. Lavinia      53      1993            Executive Vice President of Tosco
                                               and President of Tosco Marketing
                                               Company (a division of Tosco)
                                               since February 1996; Senior Vice
                                               President of Tosco from May 1994
                                               to February 1996; Vice President
                                               of Tosco from 1993 to May 1994;
                                               President, Tosco Energy
                                               Corporation during 1992; prior to
                                               1992, various positions with
                                               Phibro Energy for a period in
                                               excess of five years.

Dwight L. Wiggins      59      1993            Executive Vice President of Tosco
                                               and President of Tosco Refining
                                               Company (a division of Tosco)
                                               since February 1996; Senior Vice
                                               President of Tosco from May 1994
                                               to February 1996; Vice President
                                               of Tosco from January 1993 to May
                                               1994; President of Bayway
                                               Refining Company since January
                                               1993; New Jersey Area Manager for
                                               Exxon Company U.S.A. 1990 to
                                               1993.

Wilkes McClave III     52      1989            Senior Vice President of Tosco
                                               since May 1996 and General
                                               Counsel of Tosco since May 1990;
                                               Vice President of Tosco from May
                                               1990 to May 1996; Secretary of
                                               Tosco since August 1989;
                                               Assistant General Counsel of
                                               Tosco from January 1986 to May
                                               1990.

Peter A. Sutton        54      1992            Senior Vice President of Tosco
                                               since August 1998; Vice President
                                               of Tosco from January 1992 to
                                               August 1998; Senior Vice
                                               President of Tosco Refining
                                               Company since May 1990; various
                                               other positions with Tosco for a
                                               period in excess of five years.

Duane B. Bordvick      54      1997            Senior Vice President of Tosco
                                               for safety, health, and the
                                               environment since February 2000;
                                               Vice President of Tosco for
                                               environmental and external
                                               affairs from February 1997 to
                                               February 2000; Vice President of
                                               Tosco Refining Company for a
                                               period in excess of five years.

Craig R. Deasy         55        1986          Vice President and Treasurer of
                                               Tosco since October 1995; Vice
                                               President and Treasurer of Bayway
                                               Refining Company since April
                                               1993; various other positions
                                               with Tosco for a period in excess
                                               of five years.

William E. Hantke      52        1999          Vice President of Tosco for
                                               development since May 1999;
                                               various other positions with
                                               Tosco since 1990; various finance
                                               and accounting positions in oil
                                               and other commodity industries
                                               since 1975.

Ann Farner Miller      48        1996          Vice President of Tosco for
                                               governmental relations since May
                                               1996; director of governmental
                                               relations of Tosco Refining
                                               Company for a period in excess of
                                               five years.

Richard W. Reinken     43        1994          Vice President and Chief
                                               Information Officer of Tosco
                                               since November 1994; Senior Vice
                                               President of Tosco Marketing
                                               Company since June 1996;
                                               Consultant, Andersen Consulting
                                               from 1985 to 1994.

Robert I. Santo        56        1992          Vice President of Tosco since
                                               January 1998; Chief Accounting
                                               Officer of Tosco since January
                                               1992; various other positions
                                               with Tosco for a period in excess
                                               of five years.

Wanda Williams         53        1996          Vice President of Tosco for human
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

PRICE RANGE OF COMMON STOCK

   1999                  High          Low         Dividend      1998            High           Low          Dividend

1st Quarter            $26 5/16       $19 5/16       $0.06     1st Quarter       $37 7/8        $31 5/8       $0.06
2nd Quarter             28             23            $0.07     2nd Quarter        36 5/8         26 3/8       $0.06
3rd Quarter             28 13/16       24 5/8        $0.07     3rd Quarter        30 7/8         20 7/8       $0.06
4th Quarter             30 5/16        23 15/16      $0.07     4th Quarter        29             19 3/4       $0.06

   The number of Tosco shareholders of record on February 29, 2000 was 8,595.

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

ITEM 6.  SELECTED FINANCIAL DATA

          The following Selected Financial Data are qualified in their entirety by the more detailed Consolidated Financial Statements and related Notes at the end of this report. The Selected Financial Data for each of the five years ended December 31, 1999, are derived from the Consolidated Financial Statements of Tosco audited by PricewaterhouseCoopers LLP, independent accountants.

                       TOSCO CORPORATION AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
             (Millions of Dollars, Except Per Share and Ratio Data)



                                                                 YEAR ENDED DECEMBER 31,
 STATEMENT OF INCOME INFORMATION                        1999            1998            1997 (A)           1996 (B)       1995
                                                        ----            ----            --------           --------       ----

 Sales                                                   $14,362.1       $12,021.5        $13,281.6          $9,922.6      $7,284.1

 Operating contribution (c)                               $1,258.8        $1,215.7         $1,168.1            $725.6        $389.4
 Depreciation and amortization                              (308.4)         (313.9)          (303.5)           (184.5)       (111.4)
 Special items:
     Inventory (writedown) recovery                          240.0          (240.0)           (53.0)
     Restructuring (charge) recovery                           2.1           (40.0)                             (13.5)         (5.2)
     Avon Refinery start-up costs                            (43.1)
     Gain on sale of retail assets in non-core markets        40.5
 Interest expense, net                                      (118.8)         (122.7)          (134.5)            (83.4)        (52.8)

 Net income                                                 $441.7          $106.2           $212.7            $146.3         $77.1

 Diluted earnings per share                                  $2.83           $0.67            $1.37             $1.16         $0.69
 Cash dividends per common share                              0.27            0.24             0.24              0.22          0.21


                                                                               December 31,
 BALANCE SHEET INFORMATION                                    1999           1998            1997              1996          1995
                                                              -----          ----            ----              ----          ------
 Total assets                                             $6,212.4        $5,842.8         $5,974.9          $3,554.8      $2,003.2

 Revolving credit facility                                  $106.0          $196.0           $166.0          $-               $45.0
 Long-term debt                                            1,352.9         1,358.6          1,415.3             826.8         579.0
                                                         ---------        ---------        --------          ---------     --------
 Debt                                                      1,458.9         1,554.6          1,581.3             826.8         624.0
 Trust Preferred Securities (d)                              300.0           300.0            300.0             300.0
 Shareholders' equity                                      2,108.3         1,913.0          1,944.1           1,070.3         627.1
                                                         ---------        ---------        --------          ---------     --------
 Total capitalization                                     $3,867.2        $3,767.6         $3,825.4          $2,197.1      $1,251.1
                                                         =========        =========        ========          =========     ========
 Debt to total capitalization ratio                           0.38            0.41             0.41              0.38          0.50

 Book value per common share                                $14.65          $12.57           $12.44             $8.17         $5.64

 (a) Includes the operations of 76 Products for the period commencing March 31, 1997 (date acquired).

 (b) Includes the operations of The Circle K Corporation for the period commencing May 30, 1996 (date acquired).

 (c) Operating contribution is calculated as sales minus cost of sales.

 (d) Trust Preferred Securities consist of company-obligated, mandatorily redeemable, convertible preferred securities of
     Tosco Financing Trust, holding solely 5.75% convertible junior subordinated debentures of Tosco.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          Tosco's mix of refining and marketing businesses allowed it to post good results for 1999 in a weak market. Income from operations (before special items) for 1999 increased over 1998, despite the volatility in product prices throughout 1999. Special items for 1999 include a $240 million inventory write-up, a $40 million gain on the sale of retail sites, an $8 million LIFO inventory liquidation gain, and non-recurring costs of $43 million related to the restart of the Avon Refinery. Tosco upgraded its marketing division during 1999 through the acquisition of over 200 quality sites from BP/Amoco and Boardman Petroleum in the Southeast. In addition, Tosco sold 372 convenience stores in non-core markets during 1999. On February 29, 2000, Tosco acquired and began operating retail systems consisting of 1,740 gasoline and convenience outlets from Exxon Corporation and Mobil Oil Corporation (collectively "ExxonMobil"). These outlets comprise Exxon's Northeast and Mobil's Middle Atlantic systems. During 1999, Tosco was added to the S&P 500 Index and its credit rating was further upgraded within the investment grade category by S&P Rating Service. The S&P 500 Index is one of the most widely used benchmarks for U.S. equity performance.

RESULTS OF OPERATIONS

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)                                  1999             1998             1997 (A)
                                                                         -------------    --------------    ------------
Sales                                                                    $    14,362.1    $    12,021.5     $    13,281.6
Cost of sales                                                                (13,103.3)       (10,805.8)        (12,113.5)
                                                                         -------------    --------------    -------------
Operating contribution                                                         1,258.8          1,215.7           1,168.1
Depreciation and amortization                                                   (308.4)          (313.9)           (303.5)
Special items:
     Inventory (writedown) recovery                                              240.0           (240.0)            (53.0)
     Restructuring (charge) recovery                                               2.1            (40.0)
     Avon Refinery start-up costs                                                (43.1)
     Gain on sale of retail assets in non-core markets                            40.5
Selling, general, and administrative expenses                                   (305.2)          (300.3)           (296.3)
Interest expense, net                                                           (118.8)          (122.7)           (134.5)
                                                                         -------------    -------------     -------------
Income before income taxes and distributions on Trust Preferred
  Securities                                                                     765.9            198.8             380.8
Income taxes                                                                    (314.0)           (82.5)           (158.0)
                                                                         -------------    -------------     -------------
Income before distributions on Trust Preferred Securities                        451.9            116.3             222.8
Distributions on Trust Preferred Securities, net of income tax benefit           (10.2)           (10.1)            (10.1)
                                                                         -------------    -------------     -------------
Net income                                                               $       441.7    $       106.2     $       212.7
                                                                         =============    =============     =============

Earnings per share (b)                                                   $        2.83    $         0.67    $        1.37
                                                                         =============    ==============    =============

(a) Results of operations include the West Coast petroleum refining, marketing, and related supply and transportation operations acquired from Union Oil
     Company of California ("Unocal") on March 31, 1997 (the "76 Products
     Acquisition").

(b) Earnings per share throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed on a diluted basis.

REFINING DATA SUMMARY (A):

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                              1999             1998              1997
                                                                         -------------    --------------    ---------
Average charge barrels input per day (b):
     Crude oil                                                                 762,600           837,200          703,400
     Other feed and blending stocks                                             88,300           107,600           90,000
                                                                         -------------    --------------    -------------
                                                                               850,900           944,800          793,400
                                                                         =============    ==============    =============

Average barrels of petroleum products produced per day (b):
     Clean products (c)                                                        712,200           786,900          662,000
     Other finished products                                                   133,400           155,400          125,800
                                                                         -------------    --------------    -------------
                                                                               845,600           942,300          787,800
                                                                         =============    ==============    =============

Operating margin per charge barrel (d)                                   $        5.11    $         4.61    $        4.89
                                                                         =============    ==============    =============

(a)  The Refining Data Summary presents the operating results of the following refining facilities:
      - Bayway Refinery, located on the New York Harbor.
      - Ferndale Refinery, located on Washington's Puget Sound.
      - Los Angeles Refinery System, comprised of two refineries in Los Angeles
        (for the period beginning April 1, 1997)
      - San Francisco Area Refinery System, comprised of the Rodeo-Santa Maria complex (for the period beginning April 1, 1997) and the Avon Refinery.
        (The Avon Refinery was shutdown in March 1999 for a safety review following a fire at a crude unit on February 23, 1999. All major processing units had been restarted by the end of July 1999.)
      - Trainer Refinery, located near Philadelphia (for the period beginning
        May 8, 1997).

(b)  A barrel is equal to 42 gallons.

(c) Clean products are defined as clean transportation fuels (gasoline, diesel, and jet fuel) and heating oil.

(d) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels. Operating contribution includes insurance recoveries.

RETAIL DATA SUMMARY:

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                              1999             1998               1997 (A)
                                                                         -------------    --------------         -----------
Volume of fuel sold (millions of gallons)                                      4,451.6           4,490.4          4,159.4
Blended fuel margin (cents per gallon) (b)                                        11.4              12.1             12.8
Number of gasoline stations at year end                                          4,143             4,476            4,652

Merchandise sales (millions of dollars)                                     $  2,039.7       $   2,097.8       $  2,003.4
Merchandise margin (percentage of sales)                                          28.7%             29.6%            29.4%
Number of merchandise stores at year end                                         2,070             2,313            2,395

Other retail gross profit (millions of dollars)                             $    115.9       $     112.9       $    116.2


(a) The Retail Data Summary includes the operations of gasoline service stations acquired in the 76 Products Acquisition.

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

1999 COMPARED TO 1998

          Tosco earned net income before special items of $297 million ($1.92 per share) during 1999. These results, which include insurance recoveries related to the Avon Refinery incident which replaced otherwise lost operational profit, represent a 10% increase in net income before special items of $270 million ($1.66 per share) for 1998. Special items for 1999 include a $240 million ($142 million after-tax and $0.89 per share) write-up of LIFO inventories previously written-down to their net realizable value, a $40 million ($24 million after-tax and $0.15 per share) gain on the sale of 372 retail sites in non-core markets, an $8 million ($5 million after-tax and $0.03 per share) LIFO inventory liquidation gain, and non-recurring costs of $43 million ($25 million after-tax and $0.16 per share) related to the restart of the Avon Refinery following its stand-down for a safety review. After special items, Tosco earned net income of $442 million ($2.83 per share) in 1999 compared to $106 million ($0.67 per share) in 1998. Results of operations for 1998 included a $240 million ($140 million after tax, $0.88 per share) non-cash inventory writedown and a $40 million ($23 million after tax, $0.15 per share) restructuring charge. Sales in 1999 were $14.4 billion compared to $12.0 billion in 1998. This increase of $2.4 billion was attributable to increased product prices partially offset by lower refinery production and retail merchandise sales. Production declines were primarily due to the stand-down of the Avon Refinery and the turnaround of the Bayway Refinery cat cracker in March and April 1999.

          On February 23, 1999, a fire occurred at a crude unit at the San Francisco Area Refinery, Avon facility. The fire was quickly isolated and extinguished with no offsite effects or health risks to the community. In March, the Avon Refinery was shutdown while a thorough safety review and extensive employee safety training were conducted. In May, Tosco began the process of restarting the refinery and all major processing units were restarted by the end of July. See Note 16 to the Consolidated Financial Statements.

          Operating contribution of $1.3 billion for 1999 increased by $43 million compared to 1998. The increase was from refining ($45 million) partially offset by a decrease from marketing ($2 million).

          The increase in refining operating contribution of $45 million for the 1999 year compared to 1998 was primarily due to increased operating margins per charge barrel ($5.11 in 1999 compared to $4.61 in 1998). This was partially offset by lower production rates in 1999 (850,900 barrels per day ("B/D") in 1999 compared to 944,800 B/D in 1998). The improvement in consolidated operating margins during 1999 were the result of improved West Coast margins, due to increased demand coupled with reduced production, partially offset by lower East Coast margins. West Coast throughputs were reduced at several California refineries, including Tosco's Avon Refinery, during 1999 due to unscheduled outages of major processing units. East Coast operating margins were among the lowest levels in recent history. Cost of sales for 1999 was reduced by $42 million ($25 million after-tax and $0.16 per diluted share) for insurance recoveries related to the Avon Refinery incident and an $8 million LIFO inventory liquidation gain.

          Marketing operating contribution for 1999 was $531 million compared to $533 million in 1998. The decrease of $2 million was primarily due to lower blended fuel margins for 1999. As a result of reduced store counts, fuel volumes and merchandise sales for 1999 were lower than 1998, but both amounts increased in 1999 compared to 1998 on a per store basis.

          Depreciation and amortization for 1999 was $308 million compared to $314 million in 1998. The decrease of $6 million was due to a $24 million reduction in depreciation attributable to Tosco's January 1, 1999 extension of its refinery and distribution assets' useful lives. This was partially offset by 1999 depreciation on assets placed in service throughout 1999. See Note 6 to the Consolidated Financial Statements.

          In December 1999, Tosco reversed (based on December 31, 1999 price levels) $240 million of net realizable value write-downs of its raw material and product inventories. These inventories had been written-down to their net realizable value at December 31, 1998. The 1998 writedown was the result of the steep market decline in crude oil and product prices in 1998 lowering the value of inventories acquired in connection with Tosco's acquisitions since 1993.

          During 1999, Tosco incurred non-recurring expenses of $43 million related primarily to the restart of the Avon Refinery. These start-up costs did not include any normal recurring expenses for maintaining the refinery or training employees during the stand-down period. See Note 16 to the Consolidated Financial Statements.

          During 1998, Tosco recorded a $40 million charge primarily related to the restructuring of its San Francisco Area Refinery System. In April 1999, management announced that layoffs and consolidation of functions planned for 1999 would not occur as originally contemplated. Accordingly, remaining employee termination cost accruals totaling $2 million were reversed in 1999. See Note 8 to the Consolidated Financial Statements.

          Tosco has completed its present program of divestiture of convenience stores in non-core markets. In 1999, Tosco realized a gain of $40 million from the sale of 372 convenience stores. Operations from these convenience stores did not significantly impact operating contribution during 1999.

          Net interest expense during 1999 was $4 million less than 1998 due primarily to lower levels of borrowings partially offset by increases in interest rates under the Revolving Credit Facility.

          Income taxes, including the benefit associated with the distributions on company-obligated, mandatorily redeemable, convertible preferred securities ("Trust Preferred Securities"), were $307 million for 1999 compared to $75 million in 1998. The increase was due to higher taxable income in 1999. During 1999, Tosco reduced its effective income tax rate to 41.0% from 41.5% used in 1998 based on an evaluation of state income taxes given Tosco's current mix of profits.

1998 COMPARED TO 1997

          Tosco earned net income of $106 million ($0.67 per share) in 1998 compared to $213 million ($1.37 per share) in 1997. Results of operations for 1998 include a $240 million ($140 million after tax, $0.88 per share) non-cash inventory writedown and a $40 million ($23 million after tax, $0.15 per share) restructuring charge. Results of operations for 1997 include a $53 million ($31 million after tax, $0.19 per share) non-cash inventory writedown. Sales in 1998 were $12.0 billion compared to $13.3 billion in 1997. This decrease of $1.3 billion was attributable to lower product prices partially offset by higher refinery throughput and retail fuel sales volumes. The higher throughput and sales volumes resulted from the 76 Products Acquisition (twelve months in 1998 versus nine months in 1997) and the full year operation of the previously shutdown Trainer Refinery, which was reopened on May 8, 1997.

          Operating contribution of $1.2 billion for 1998 increased by $47 million over 1997. The increase was from refining ($54 million) partially offset by a decrease from marketing ($7 million).

          Refining operating contribution for 1998 increased by $54 million to $682 million due primarily to increased throughput (944,800 barrels per day ("B/D") in 1998 compared to 793,400 B/D in 1997) partially offset by lower operating margin per charge barrel ($4.61 in 1998 compared to $4.89 in 1997). The increase in throughput volumes was primarily due to the acquisition of refineries from Unocal, the start-up of the Trainer Refinery, and to a lesser degree to increases at the Avon and Bayway refineries, both of which experienced no unscheduled shutdowns in 1998. The decrease in operating margin per charge barrel was primarily due to lower product prices experienced throughout 1998. Refining operating contribution includes insurance recoveries related to the unscheduled shutdowns in 1997 of the Bayway Refinery cat cracker and Avon Refinery hydrocracker.

          Marketing operating contribution for 1998 was $533 million compared to $540 million in 1997. The decrease of $7 million was due to lower blended fuel margins (12.1 cents per gallon in 1998 versus 12.8 in 1997) partially offset by higher fuel sales volumes from the 76 Products Acquisition and higher merchandise sales volumes and profit margins.

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

          Income taxes, including the benefit associated with the Trust Preferred Securities, were $75 million for 1998 compared to $151 million in 1997. The decrease was due to lower taxable income in 1998.

OUTLOOK

          On February 29, 2000, Tosco acquired and began operating retail systems consisting of approximately 1,740 retail gasoline and convenience outlets from ExxonMobil for $860 million (the "ExxonMobil Acquisition"). Tosco is also acquiring certain undeveloped sites and distribution terminals, all of which ExxonMobil is divesting under a Federal Trade Commission consent decree. The acquired outlets comprise the Exxon system from New York through Maine (the "Northeast Territory") and the Mobil system from New Jersey through Virginia (the "Middle Atlantic Territory"). The outlets include approximately 685 owned or leased sites and 1,055 open dealer and branded distributor sites. Tosco has exclusive rights to the "Exxon" brand in the Northeast Territory and the "Mobil" brand in the Middle Atlantic Territory for ten years. The acquisition is expected to be accretive to earnings. See Note 23 to the Consolidated Financial Statements. Tosco continues to review acquisition opportunities. However, Tosco plans to continue its disciplined approach to acquisitions, which requires an acquisition to be accretive to earnings.

          Results of operations are primarily determined by the operating efficiency of the refineries and by refining and retail fuel margins. Tosco expects, given reasonable margins, to operate its refineries at high levels through the balance of 2000. Tosco is not able to predict the level or timing of operating margins for 2000 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by becoming more efficient in all areas of operation without compromising safety, reliability, or environmental compliance.

          Tosco estimates that its effective income tax rate for 2000 will decrease to 40.5% based on an evaluation of Tosco's projected state income taxes after factoring in the ExxonMobil Acquisition.

CASH FLOWS

          As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $3 million during 1999. Cash used in investing activities of $473 million and financing activities of $346 million exceeded cash provided by operating activities of $816 million.

          Net cash provided by operating activities of $816 million was from cash earnings (net income plus depreciation and amortization, and other non-cash operating gains and losses) of $632 million, a net decrease in operating assets and liabilities (primarily working capital) of $176 million, and other items of $8 million. The change in working capital reflects the increase in crude and product prices that occurred in 1999 and Tosco's liquidation of LIFO inventories.

          Net cash used in investing activities totaled $473 million due to capital additions of $451 million, spending for turnarounds of $85 million, and acquisitions of retail systems of $118 million less proceeds on asset sales of $156 million and a net decrease in deferred charges and other assets of $25 million.

          Net cash used in financing activities totaled $346 million due to net repayments under the Revolving Credit Facility totaling $90 million, Common Stock repurchases of $216 million, and dividend payments of $40 million.

          Tosco completed its previously announced Common Stock repurchase program in August 1999. In September 1999, Tosco's Board of Directors approved an additional $300 million for the repurchase of Tosco Common Stock as opportunities arise and financial ability permits. Through February 29, 2000, no repurchases had been made pursuant to this program. See Note 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity (as measured by cash, cash equivalents, marketable securities, deposits, and availability under the Revolving Credit Facility) totaled $813 million at December 31, 1999, a $42 million decrease from the December 31, 1998 balance of $855 million. Cash and cash equivalents, marketable securities, and deposits increased by $1 million, and availability under the Revolving Credit Facility decreased by $43 million. The decrease in availability under the Revolving Credit Facility reflects Tosco's election not to renew its $100 million Facility B under the Revolving Credit Facility when it expired on January 12, 1999.

          At December 31, 1999, total shareholders' equity was $2.1 billion; a $195 million increase compared to the December 31, 1998 balance. This increase was due to net income of $442 million and other items of $10 million exceeding Common Stock repurchases of $217 million and dividends of $40 million. Debt (current and long-term debt and the Revolving Credit Facility) decreased by $96 million to approximately $1.5 billion at December 31, 1999 due primarily to net Revolving Credit Facility repayments. The ratio of debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, Trust Preferred Securities, and Shareholders' Equity) was 38% at December 31, 1999, compared to the December 31, 1998 ratio of 41%.

          In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. On February 8, 2000, Tosco issued $400 million of 8.125% Notes due in 2030 in a public offering pursuant to the shelf registration statement. At February 29, 2000, Tosco has $379 million remaining and available pursuant to this shelf registration statement.

          In February 2000, Tosco amended and restated its Revolving Credit Facility (the "Amended Revolving Credit Facility"). See Note 9 to the Consolidated Financial Statements.

          The Amended Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months, including repayment of the $125 million notes payable on July 15, 2000.

CAPITAL EXPENDITURES

          During 1999, Tosco spent $451 million on property, plant, and equipment additions and $85 million for turnarounds. With the exception of certain turnarounds at the Avon Refinery during the stand-down period, these additions were budgeted for 1999. Refining additions of $309 million were primarily for turnarounds at the Avon and Bayway Refineries and projects related to compliance with environmental regulations and permits, personnel/process safety programs, and operating flexibility and reliability projects.

          Marketing capital additions of $227 million were primarily for improvements at existing sites. Tosco's marketing division also acquired 174 retail gasoline and convenience store sites and 20 raw land parcels in the Southeast and 27 gasoline service stations in Pittsburgh, Pennsylvania during 1999. Tosco divested 372 non-core convenience store properties during 1999. See Notes 3, 6, and 18 to the Consolidated Financial Statements.

          Construction of a 775 million pounds per year polypropylene plant at the Bayway Refinery, currently in progress, is expected to be completed in two years.

          Tosco intends to finance its 2000 capital additions, including construction of the polypropylene plant, through cash flows from operations and, if needed, by borrowings under the Amended Revolving Credit Facility. Tosco financed the ExxonMobil Acquisition, including working capital, through a combination of available cash, borrowings under the Amended Revolving Credit Facility, operating lease financing, and the sale of debt securities.

RISK MANAGEMENT

          Tosco uses a variety of strategies to reduce commodity price, interest, and operational risks. Tosco, at times and when able, uses futures and forward contracts to lock in what it believes to be favorable margins on a varying portion of refinery production by taking offsetting long (obligation to buy at a certain price) positions in crude oil and short (obligation to deliver at a certain price) positions in gasoline and heating oil. This strategy is intended to hedge Tosco's exposure to fluctuations in refining margins and therefore should tend to reduce the volatility of operating results. In addition, Tosco enters into swap contracts with counterparties to hedge sales prices of residual fuels production. To a lesser extent, future and forward contracts may also be used to hedge inventories stored for future sale and to hedge against adverse price movements between the cost of domestic and foreign crude oil.

          Tosco uses a value-at-risk ("VAR") model to assess the market risk of its derivative instruments. VAR represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. Tosco estimates VAR across its derivative instruments using a model with historical volatilities and correlations calculated using a one-day interval. Tosco's measured VAR, using a VAR model with a 95% confidence level and assuming normal market conditions at December 31, 1999 and 1998, was not material.

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

          Tosco manages its interest rate risk by maintaining a mix of fixed rate and floating rate debt. Floating rate debt, primarily borrowings under the Amended Revolving Credit Facility that currently provides up to $750 million of uncollateralized revolving credit availability, is used to finance Tosco's working capital requirements. The balance of Tosco's debt is at acceptable fixed rates. See Notes 9 and 10 to the Consolidated Financial Statements.

          Tosco carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While Tosco believes that it is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future costs, if any, incurred under such circumstances would have to be paid out of general corporate funds, if available. See Note 19 to the Consolidated Financial Statements for a discussion of Tosco's strategy to reduce credit risk.

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

IMPACT OF THE YEAR 2000 ISSUE

          Historically, certain computer programs used two rather than four digits to define a given calendar year. Computer programs that used two digits to define the year could recognize a date using "00" as the year 1900 rather than 2000. This practice could have resulted in business and field system failures or miscalculations that could have caused serious disruptions of operations. This was generally referred to as the "Year 2000 Issue." For several years, Tosco has been proactively upgrading and replacing its information systems. In early 1998, Tosco formed a Year 2000 Program Office to coordinate the efforts of Tosco's operating units and administrative departments. During 1998 and 1999, Tosco committed significant resources to address its Year 2000 Issues. Tosco has not experienced any meaningful disruptions related to the Year 2000 Issue.

          Tosco's Year 2000 compliance costs included external consultants and contractors, compensation costs of internal employees working directly on Year 2000 Issues, purchases of software and hardware, and system upgrades and modifications which were accelerated to address the Year 2000 Issue. Tosco's Year 2000 compliance costs did not have a material effect on its 1999 or 1998 operating results or financial position.

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

FORWARD LOOKING STATEMENTS

          TOSCO HAS MADE, AND MAY CONTINUE TO MAKE, VARIOUS FORWARD-LOOKING STATEMENTS WITH RESPECT TO ITS FINANCIAL POSITION, BUSINESS STRATEGY, PROJECTED COSTS, PROJECTED SAVINGS, AND PLANS AND OBJECTIVES OF MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS OR PHRASES SUCH AS "ANTICIPATES," "INTENDS," "EXPECTS," "PLANS," "BELIEVES," "ESTIMATES," OR WORDS OR PHRASES OF SIMILAR IMPORT. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS, AND UNCERTAINTIES, AND THE STATEMENTS LOOKING FORWARD BEYOND 2000 ARE SUBJECT TO GREATER UNCERTAINTY BECAUSE OF THE INCREASED LIKELIHOOD OF CHANGES IN UNDERLYING FACTORS AND ASSUMPTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is hereby incorporated by reference the information appearing under the caption "Nominees for Election" in Tosco's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. See also the information appearing under the caption "Executive Officers of the Registrant" in Part I.

          Tosco is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until the next Annual Meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

          There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          There is hereby incorporated by reference the information appearing under the caption "Stock Ownership of Officers and Directors" and "Other Matters
- Certain Security Holdings" in Tosco's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

          4(e) Rights agreement dated as of November 19, 1998, between Registrant and Bank of Boston, N.A., as Rights Agent. Incorporated by reference to Exhibit 4 to Registrant's current report on Form 8-K dated November 30, 1998.

          10(a) Fifth Amended and Restated Credit Agreement dated as of February 8, 2000, among Tosco Corporation, as Borrower, and the Banks named therein, as Banks, and BankBoston, N.A., Administrative Agent, Royal Bank of Canada, as Syndication Agent, and PNC Bank, National Association, as Documentation Agent.

          10(b) Severance Agreement dated January 26, 2000, between Registrant and Thomas D. O'Malley, including schedule identifying similar agreements between Registrant and two of its employees.

          10(c) Indemnification Agreement dated September 30, 1987, between Registrant and Thomas D. O'Malley, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

          10(d) 1996 Long-term Incentive Plan, as amended. Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

          10(e) Tosco Corporation Senior Executive Retirement Plan of 1990, as amended and restated as of May 15, 1996. Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10(f) Tosco Corporation Senior Executive Retirement Plan of 1990, as amended and restated as of September 23, 1993. Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10(g) Severance Agreements dated January 1, 1993, as amended, between Registrant and Robert J. Lavinia and Dwight L. Wiggins. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

          10(h) Agreement of Purchase, Sale and Assignment of Marketing Assets between Exxon Corporation and Tosco Corporation, dated as of December 1, 1999.

          10(i) Agreement of Purchase, Sale and Assignment of Marketing Assets between Mobil Oil Corporation and Tosco Corporation, dated as of December 1, 1999.

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

                       TOSCO CORPORATION AND SUBSIDIARIES
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND FINANCIAL EXHIBITS FILED WITH THE COMPANY'S ANNUAL
            REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                         PAGE(S)

Report of Independent Accountants                                          F-2

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1999 and 1998          F-3

     Consolidated Statements of Income for the years ended December
     31, 1999, 1998, and 1997                                              F-4

     Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 1999, 1998, and 1997                               F-5

     Consolidated Statements of Cash Flows for the years ended December
     31, 1999, 1998, and 1997                                              F-6

     Notes to Consolidated Financial Statements                       F-7 - F-26

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts for the years ended
     December 31, 1999, 1998, and 1997 (a)                                F-27

Financial Exhibits:

     Exhibit 23 - Consent of Independent Accountants                      F-28

     Exhibit 99 - Condensed Consolidating Financial Information (b):

         Report of Independent Accountants on Exhibit 99                  F-29

         Condensed Consolidating Financial Information as of December
         31, 1999 and for the year then ended                             F-30

         Condensed Consolidating Financial Information as of December
         31, 1998 and for the year then ended                             F-31

         Condensed Consolidating Financial Information for the year
         ended December 31, 1997                                          F-32


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

                        Report of Independent Accountants



To the Board of Directors and
Shareholders of Tosco Corporation:


          In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Tosco Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule also listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                   PricewaterhouseCoopers LLP
Phoenix, Arizona
March 1, 2000




                       TOSCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (In Millions, Except Par Value)

                                                                                   December 31,
                                                                                1999         1998
                                                                                ----         ----
 ASSETS
 Current assets:
         Cash and cash equivalents                                              $28.3       $31.3
         Marketable securities and deposits                                      53.8        49.6
         Trade accounts receivable, less allowance for uncollectibles
           of $17.9 (1999) and $16.8 (1998)                                     273.5       265.4
         Inventories, net                                                     1,173.4     1,077.3
         Prepaid expenses and other current assets                              115.5        95.4
                                                                             ---------   ---------
              Total current assets                                            1,644.5     1,519.0

 Property, plant, and equipment, net                                          3,675.2     3,379.4
 Deferred turnarounds, net                                                      176.7       156.3
 Intangible assets (primarily tradenames), less accumulated amortization of
   $56.9 (1999) and $51.9 (1998)                                                582.3       638.5
 Other deferred charges and assets                                              133.7       149.6
                                                                            ----------   ---------
                                                                             $6,212.4    $5,842.8
 LIABILITIES AND SHAREHOLDERS' EQUITY                                       ==========   =========
 Current liabilities:
         Accounts payable                                                      $857.7      $651.4
         Accrued expenses and other current liabilities                         673.6       728.4
         Current maturities of long-term debt                                     1.4         1.6
         Deferred income taxes                                                   74.4        23.3
                                                                             --------    ---------
              Total current liabilities                                       1,607.1     1,404.7

 Revolving credit facility                                                      106.0       196.0
 Long-term debt                                                               1,352.9     1,358.6
 Accrued environmental costs                                                    239.3       253.7
 Deferred income taxes                                                          283.6       179.4
 Other liabilities                                                              215.2       237.4
                                                                             --------    ---------
              Total liabilities                                               3,804.1     3,629.8
                                                                             --------    ---------

 Company-obligated, mandatorily redeemable, convertible preferred securities of Tosco Financing Trust, holding solely 5.75% convertible junior
  subordinated debentures of Tosco Corporation ("Trust Preferred Securities")   300.0       300.0
                                                                             --------    ---------
 Shareholders' equity:
         Common stock, $.75 par value, 250.0 shares authorized,
           177.8 shares issued                                                  133.6       133.6
         Additional paid-in capital                                           2,033.4     2,030.0
         Retained earnings                                                      725.2       323.5
         Treasury stock, at cost                                               (783.9)     (574.1)
                                                                             ---------   ---------
              Total shareholders' equity                                      2,108.3     1,913.0
                                                                             ---------   ---------
                                                                             $6,212.4    $5,842.8
                                                                             =========   =========

 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Millions, Except Per Share Data)

                                                                             Year Ended December 31,
                                                                      1999            1998            1997
                                                                      ----            ----            ----
 Sales                                                              $14,362.1      $12,021.5        $13,281.6

 Cost of sales                                                      (13,103.3)     (10,805.8)       (12,113.5)
 Depreciation and amortization                                         (308.4)        (313.9)          (303.5)
 Special items:
      Inventory (writedown) recovery                                    240.0         (240.0)           (53.0)
      Restructuring (charge) recovery                                     2.1          (40.0)
      Avon Refinery start-up costs                                      (43.1)
      Gain on sale of retail assets in non-core markets                  40.5
 Selling, general, and administrative expenses                         (305.2)        (300.3)          (296.3)
 Interest expense                                                      (123.8)        (127.0)          (139.6)
 Interest income                                                          5.0            4.3              5.1
                                                                   -----------      ---------       ----------
 Income before income taxes and distributions on Trust Preferred
   Securities                                                           765.9          198.8            380.8
 Income taxes                                                          (314.0)         (82.5)          (158.0)
                                                                   -----------      ----------      ----------
 Income before distributions on Trust Preferred Securities              451.9           116.3           222.8
 Distributions on Trust Preferred Securities, net of income tax
   benefit of $7.1 (1999) and $7.2 (1998 and 1997)                      (10.2)          (10.1)          (10.1)
                                                                   -----------      ----------      ----------
 Net income                                                            $441.7          $106.2          $212.7
                                                                   ===========      ==========      ==========
            BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings per share             $441.7          $106.2          $212.7
 Weighted average common shares outstanding                             148.9           155.0           149.0
                                                                   -----------      ----------      ----------
 Basic earnings per share                                               $2.97           $0.69           $1.43
                                                                   ===========      ==========      ==========
            DILUTED EARNINGS PER SHARE
 Earnings used for computation of diluted earnings per share (a)       $451.9          $106.2          $222.8
                                                                   -----------      ----------      ----------
 Weighted average common shares outstanding                             148.9           155.0           149.0
 Assumed conversion of dilutive stock options                             1.9             4.1             4.4
 Assumed conversion of Trust Preferred Securities (a)                     9.1                             9.1
                                                                   -----------      ----------      ----------
 Weighted average common and common equivalent shares used for
   computation of diluted earnings per share                            159.9           159.1           162.5
                                                                   -----------      ----------      ----------
 Diluted earnings per share                                             $2.83           $0.67           $1.37
                                                                   ===========      ==========      ==========

 (a)  Conversion of the Trust Preferred Securities was not assumed in 1998 due to the anti-dilutive impact of the conversion.


   The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (In Millions)

                                      Common Stock                                               Treasury Stock
                                 ----------------------      Additional          Retained     --------------------
                                 Shares          Amount      Paid-in Capital     Earnings     Shares        Amount         Total
                                 ------          ------      ---------------     ---------    -------       ------         ------

 Balance, December 31, 1996      138.5           $103.8       $ 963.7            $ 77.6        7.5         $(74.8)         $1,070.3
 Net income                                                                       212.7                                       212.7
 Dividends - common stock                                                         (35.9)                                      (35.9)
 Exercise of stock options         0.1              0.1           0.9                         (0.5)           4.5               5.5
 Acquisition of common stock                                                                   0.3           (8.8)             (8.8)
 Issuance of common stock         25.3             19.0         678.4                                                         697.4
 Issuance of Unocal shares        14.1             10.6         386.3                                                         396.9
 Repurchase of Unocal shares                                                                  14.1         (393.7)           (393.7)
 Other                            (0.3)                          (0.3)                                                         (0.3)
                                -------          --------     --------          --------    -------        --------        ---------
 Balance, December 31, 1997      177.7            133.5       2,029.0             254.4       21.4         (472.8)          1,944.1
 Net income                                                                       106.2                                       106.2
 Dividends - common stock                                                         (37.1)                                      (37.1)
 Exercise of stock options         0.1              0.1           1.0                                        0.4                1.5
 Repurchase of common stock (Note 13)                                                          4.3        (101.1)            (101.1)
 Other                                                                                                      (0.6)              (0.6)
                                -------          --------     --------          --------    -------       --------        ---------
 Balance, December 31, 1998      177.8            133.6       2,030.0             323.5       25.7        (574.1)           1,913.0
 Net income                                                                       441.7                                       441.7
 Dividends - common stock                                                         (40.0)                                      (40.0)
 Exercise of stock options                                       (0.1)                        (0.7)          6.7                6.6
 Repurchase of common stock (Note 13)                                                          8.9        (216.5)            (216.5)
 Other                                                            3.5                                                           3.5
                                -------          --------    ---------          --------    -------      ---------        ---------
 Balance, December 31, 1999      177.8           $133.6      $2,033.4            $725.2       33.9       $(783.9)          $2,108.3
                                =======          ========    =========          ========    =======      =========        =========


 The accompanying notes are an integral part of these financial statements.


                       TOSCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                                                   Year Ended December 31,
                                                                             1999            1998            1997
                                                                             ----            ----            ----
 Cash flows from operating activities:
 Net income                                                                 $441.7       $106.2           $212.7
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property, plant, and equipment        217.2        228.5            224.9
      Amortization of deferred turnarounds, intangible assets, and other
        deferred charges                                                      91.2         85.4             78.6
      Provision for bad debts                                                  9.3         10.4              8.2
      Inventory writedown (recovery)                                        (240.0)       240.0             53.0
      Restructuring charge (recovery)                                         (2.1)        40.0
      Gain on sale of retail assets in non-core markets                      (40.5)
      Deferred income taxes                                                  155.3        125.4             39.4
      Changes in operating assets and liabilities, net:
           Trade accounts receivable                                         (17.4)        40.3             (2.7)
           Inventories                                                       150.5        (63.0)          (304.7)
           Prepaid expenses and other current assets                         (15.6)        30.2            (25.9)
           Accounts payable, accrued expenses, and other
             current liabilities                                             106.8       (191.2)           411.9
           Accrued environmental costs and other liabilities                 (48.8)        32.7             (6.5)
      Other, net                                                               8.1        (12.7)            (2.9)
                                                                          ---------    ---------         --------
 Net cash provided by operating activities                                   815.7        672.2            686.0
                                                                          ---------    ---------       ----------
 Cash flows from investing activities:
 Net increase in marketable securities and deposits                           (4.2)        (5.9)           (8.4)
 Purchase of property, plant, and equipment                                 (451.0)      (458.5)         (417.6)
 Proceeds on sale of property, plant, and equipment                          156.2         65.2            13.5
 Deferred turnaround spending                                                (85.1)       (95.2)         (104.5)
 Decrease (increase) in deferred charges and other assets, net                34.3          9.0            (4.8)
 Acquisition of retail systems, net of cash acquired                        (118.1)
 Acquisition of 76 Products assets, net of cash acquired                                               (1,189.1)
 Proceeds on sale of 76 Products assets                                                                    72.7
 Other, net                                                                   (4.7)        0.2              6.0
                                                                          ---------    ---------       ----------
 Net cash used in investing activities                                      (472.6)     (485.2)        (1,632.2)
                                                                          ---------    ---------       ----------
 Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit facilities               (90.0)       30.0            166.0
 Proceeds from note and debenture offerings                                                               600.0
 Payments under long-term debt agreements                                     (6.0)      (79.0)          (113.7)
 Proceeds from common stock offering, net                                                                 697.4
 Repurchase of Common Stock and Unocal Shares (1997)                        (216.5)     (101.1)          (393.7)
 Dividends paid on common stock                                              (40.0)      (37.1)           (35.9)
 Other, net                                                                    6.4        (3.0)           (33.8)
                                                                          ---------    ---------       ----------
 Net cash (used in) provided by financing activities                        (346.1)     (190.2)           886.3
                                                                          ---------    ---------       ----------
 Net decrease in cash and cash equivalents                                    (3.0)       (3.2)           (59.9)
 Cash and cash equivalents at beginning of year                               31.3        34.5             94.4
                                                                          ---------    ---------       ----------
 Cash and cash equivalents at end of year                                    $28.3       $31.3            $34.5
                                                                          =========    =========       ==========


 The accompanying notes are an integral part of these financial statements.

                       TOSCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

1.   Nature of Business

          Tosco Corporation ("Tosco") is one of the nation's largest independent refiners and marketers of petroleum products operating principally on the East and West Coasts of the United States. Tosco is also one of the largest operators of company-controlled convenience stores in the United States.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Tosco and its wholly-owned subsidiaries and affiliates (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

          At December 31, 1999 and 1998, the Company had approximately $17.5 million of director and officer liability insurance coverage with a subsidiary (amounts approximately equal to the fair value of marketable securities held in trust by the subsidiary). The subsidiary's trust assets are restricted to payment of directors' and officers' liability defense costs and claims. Marketable securities held by the subsidiary, classified as available for sale, consist of highly liquid debt and equity securities. Their cost approximates fair value. Accordingly, unrealized gains and losses are not significant. Debt securities with original maturities of three months or less at the date of purchase are classified as cash equivalents, while debt securities with maturities of twelve months or less from the balance sheet date are included in marketable securities and deposits on the balance sheet.

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

Deferred Turnarounds

          Refinery processing units are periodically shut down for major scheduled maintenance ("Turnarounds"). Turnaround costs are deferred and amortized on a straight-line basis over the expected period of benefit, which generally ranges from 24 to 48 months.

Intangible Assets (Primarily Tradenames)

          The Company's "76" and "Circle K" tradenames are amortized on a straight-line basis over 40 years. Other tradenames and intangible assets are amortized on a straight-line basis over periods of up to 15 years.

Other Deferred Charges and Assets

          Financing charges related to the acquisition or refinancing of debt are deferred and amortized over the term of the related debt using the effective interest method. Production costs of media advertising are deferred until the advertising occurs. Advertising expense for 1999, 1998, and 1997 was $51.3 million, $48.3 million, and $43.9 million, respectively.

Self-Insurance

          The Company is self-insured up to certain limits for workers' compensation (in certain states), property damage, and general liability claims. Accruals for loss incidences are made based on the Company's claims experience and actuarial assumptions followed in the insurance industry. Actual losses could differ from accrued amounts.

Environmental Costs

          Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology, and applying current regulations, as well as the Company's own internal environmental policies. Estimated reimbursements of remediation costs of petroleum releases from underground storage tanks are recorded as assets when reimbursements from state trust fund programs are probable.

Deferred Revenue

          Advances received in connection with long-term supplier marketing or display allowances are amortized to income over the terms of the respective arrangements based on projected purchase levels.

Revenue Recognition

          Revenue is recognized upon transfer of title to products sold, based on the terms of delivery.

Excise Taxes

          Excise taxes collected on behalf of governmental agencies are excluded from sales, cost of sales, and other expenses. Excise taxes totaled $2.628 billion, $2.316 billion, and $1.768 billion for 1999, 1998, and 1997, respectively.

Derivatives

          In the normal course of business, the Company, to reduce its exposure to fluctuations in the price of crude oil and other petroleum products, is party to commodity-based derivative financial instruments with off-balance sheet risk (Notes 19 and 24). Such contracts, which are designated as hedges, are recorded using hedge accounting. Gains and losses on these financial instruments are deferred until the underlying physical transaction occurs. The gains and losses are then recognized and reported as a component of the related transaction. Any cash flow recognition resulting from holding these financial instruments is treated in the same manner as the underlying physical transaction.

3.   Acquisitions

Boardman Petroleum Service Stations

          On October 1, 1999, the Company completed the purchase of 43 "Smile" retail gasoline service stations and convenience stores plus 20 vacant lots from Boardman Petroleum, Inc for $69.5 million, including inventories and other current assets (the "Boardman Acquisition"). An additional 24 service station sites were purchased by a special purpose entity that leased the sites to the Company (Note 18). These sites are located principally in five Southeastern states and will be operated under the Company's "76" gasoline and "Circle K" convenience store brands.

BP/Amoco Service Stations

          During June and July 1999, the Company completed the purchase of 48 retail gasoline and convenience store sites (21 located principally in seven major Southeastern urban areas and 27 located in Pittsburgh, Pennsylvania) from BP Amoco for $48.9 million, including inventories and other current assets (the "BP Amoco Acquisition"). An additional 89 service station sites were acquired by a special purpose entity that leased the sites to the Company (Note 18). These sites will also be rebranded and operated under the Company's "76" gasoline and "Circle K" convenience store brands.

4.   Accounts Receivable

          In March 1998, the Company entered into a three-year agreement with a financial institution to sell on a revolving basis up to $300.0 million of an undivided percentage ownership interest in a designated pool of accounts receivable (the "Receivable Transfer Agreement"). The Receivable Transfer Agreement replaced a similar agreement with another financial institution. In December 1999, the Receivable Transfer Agreement was amended to allow for receivable sales of up to $400.0 million. In October 1997, the Company entered into a three-year agreement with a financial institution to sell on a revolving basis up to $100.0 million of an undivided percentage ownership interest in a designated pool of credit card accounts receivable (the "Credit Card Receivable Transfer Agreement"). Under the Receivable Transfer Agreement and Credit Card Receivable Transfer Agreement, the Company retains substantially the same risk of credit loss as if the receivables had not been sold. The Company also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. At December 31, 1999 and 1998, accounts receivable were reduced by $485.0 million and $375.0 million, respectively, for receivables sold under these programs. Sales of accounts receivables under these programs averaged $1.112 billion, $903.2 million, and $984.2 million per month in 1999, 1998, and 1997, respectively.

5.   Inventories

     (Millions of Dollars)                                      1999       1998
     Refinery (LIFO at December 31, 1999 and market value at
       December 31, 1998):
         Raw materials                                      $  419.7    $  418.8
         Intermediates                                         231.9       191.6
         Finished products                                     348.8       302.2
     Retail (FIFO):
         Merchandise                                           125.3       129.2
         Gasoline and diesel                                    47.3        35.4
         Other                                                   0.4         0.1
                                                            ---------   --------
                                                            $1,173.4    $1,077.3
                                                            =========   ========

          Cost of sales for 1999 has been reduced by $8.0 million due to the liquidation of LIFO inventories. At December 31, 1999, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $304.7 million. At December 31, 1998, the excess of cost (LIFO) over market value for these inventories was $293.0 million.

6.   Property, Plant, and Equipment

                                                                                                             Straight-Line
     (Millions of Dollars)                                                      1999               1998      Annual Rate
                                                                                ----               ----      --------------
     Land                                                                    $   910.6        $   888.4
     Refineries and related assets                                             2,114.9          2,009.0        4% to 15%
     Retail marketing and related assets                                         954.2            852.8        5% to 20%
     Furniture, fixtures, and improvements                                       155.1             96.3        3% to 33%
     Transportation equipment                                                    138.5            124.0        4% to 33%
     Natural gas properties                                                        5.6              5.4
                                                                             ----------       ----------
                                                                               4,278.9          3,975.9
     Less accumulated depreciation and amortization (a)                        1,061.7            892.7
                                                                             ----------       ----------
                                                                               3,217.2          3,083.2
     Construction in progress                                                    458.0            296.2
                                                                             ----------       ----------
                                                                             $ 3,675.2        $ 3,379.4
                                                                             ==========       ==========

     (a) Includes accumulated amortization related to assets under capital leases of $6.8 million and $6.6 million at December 31, 1999 and 1998, respectively.

          During 1999, the Company realized a gain of $40.5 million from the sale of 372 convenience stores in markets the Company is exiting. Operations from these convenience stores did not significantly impact operating contribution for 1999.

          Effective January 1, 1999, the Company prospectively extended the useful lives of its refinery and distribution assets. This change was made to better represent the remaining useful lives of the assets, as determined by a third party appraisal. The impact of this change in accounting estimate, which was partially offset by additional depreciation of assets placed in service in late 1998 and early 1999, was an increase in net income during 1999 of $14.2 million ($0.09 per diluted share).

          Expenditures for maintenance and repairs (excluding the amortization of Turnarounds) during 1999, 1998, and 1997 were $271.9 million, $257.8 million, and $210.4 million, respectively.

7.   Intangible Assets

          In connection with the BP Amoco Acquisition (Note 3), the Company entered into an agreement with BP Amoco for the return of the Company's license to use the "BP" tradename at the end of an approximate two-year period. The consideration received approximated the expected unamortized value of the "BP" tradename at the end of the two-year period.

          In conjunction with the sale of convenience stores (Note 6), the Company wrote-off the unamortized balance of its "Stax" tradename, which was used only in markets which the Company exited.

8.   Accrued Expenses and Other Current Liabilities

     (Millions of Dollars)                                 1999        1998
                                                           ----        ----
     Accrued taxes, other than income taxes             $  222.2     $ 192.0
     Accrued compensation and related benefits             113.9       130.0
     Restructuring accrual (a)                              16.7        24.6
     Dividends payable                                      10.8         9.9
     Other                                                 310.0       371.9
                                                        --------     -------
                                                        $  673.6     $ 728.4
                                                        ========     =======

   (a) During 1998, Tosco recorded a $40.0 million charge primarily related to the restructuring of its San Francisco Area Refinery System.

          Restructuring accrual activity for 1999 and 1998 is summarized below:

                                                                                                   Balance at
                                             Original               1999          Cumulative       December 31,
     (Millions of Dollars)                    Charge             Adjustment        Spending          1999 (a)
                                             ---------           ----------       ----------       -----------
     Impairment of assets                    $ 15.2              $   -           $  (15.2)         $  -
     Exit costs                                18.9                                  (2.2)           16.7
     Employee termination costs (b)             5.9                (2.1)             (3.8)
                                            -------              -------         ---------         ------
                                            $  40.0              $ (2.1)         $  (21.2)         $ 16.7
                                            =======              =======         =========         ======

     (a) As a result of the Avon Refinery Incident (Note 16), certain exit activities have been delayed.

     (b) During April 1999, management announced that layoffs and consolidation of functions planned for 1999 would not occur as originally contemplated. Accordingly, remaining employee termination cost accruals totaling $2.1 million were reversed.

9.   Revolving Credit Facility

          The Company's revolving credit agreement (the "Revolving Credit Facility") provides a $900.0 million uncollateralized revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. The Revolving Credit Facility bears interest at the option of the Company at one of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for each rate option. A commitment fee on the unused portion of the facility is also due. The incremental margin and commitment fee are dependent on the credit rating of the Company's First Mortgage Bonds (Note 10). Prior to January 1999, the Revolving Credit Facility was a $1.000 billion uncollateralized facility.

         Utilization of the Revolving Credit Facility as of December 31, 1999 and 1998 was as follows:

     (Millions of Dollars)                       1999             1998
                                                 ----             ----
     Cash borrowings                          $   106.0        $   196.0
     Letters of credit                             63.3             30.2
                                              ---------        ---------
     Total utilization                            169.3            226.2
     Availability                                 730.7            773.8
                                              ---------        ---------
                                              $   900.0        $ 1,000.0
                                              =========        =========

          On February 8, 2000, the Company amended and restated the Revolving Credit Facility (Note 23).

10.  Long-Term Debt

    (Millions of Dollars)                        1999             1998
                                                 ----             ----
     Collateralized debt:
         First Mortgage Bonds (a)             $   200.0        $   200.0
         Bayway Bonds (b)                         150.0            150.0
         Other                                      3.1              3.5
     Uncollateralized debt:
         7% Notes (c)                             125.0            125.0
         7.625% Notes (d)                         240.0            240.0
         Notes and Debentures (e)                 600.0            600.0
         Other                                                       0.2
     Capital leases (f)                            36.2             41.5
                                              ---------        ----------
                                                1,354.3          1,360.2
     Less current installments                      1.4              1.6
                                              ---------        ----------
                                              $ 1,352.9        $ 1,358.6
                                              =========        =========

     (a) 9.625% first mortgage bonds due March 15, 2002 (the "First Mortgage Bonds"), issued in March 1992. Interest on the First Mortgage Bonds is payable each March 15 and September 15. The First Mortgage Bonds are noncallable and are collateralized by the Avon Refinery and certain related assets.

     (b) In connection with the April 1993 acquisition of the Bayway Refinery, the Company issued $150.0 million of 8.25% mortgage bonds (the "Bayway Bonds") due May 15, 2003. The Bayway Bonds are guaranteed by Bayway Refining Company ("Bayway"), a wholly owned subsidiary of Tosco. Interest is payable semi-annually on May 15 and November 15. The Bayway guarantee is collateralized by the Bayway Refinery and related assets and a guarantee of Tosco.

     (c) On July 12, 1995, $125.0 million of registered debt securities were issued as 7% uncollateralized, noncallable notes due July 15, 2000 (the "7% Notes"). Semi-annual interest payments on the 7% Notes began January 15, 1996. The net proceeds from the public offering were used to repay debt.

     (d) In May 1996, the Company issued $240.0 million of 7.625% uncollateralized notes due May 15, 2006 (the "7.625% Notes") in connection with the acquisition of Circle K. Semi-annual interest payments on the 7.625% Notes began November 15, 1996.

     (e) On January 14, 1997, the Company issued $200.0 million of 7.25% Notes due on January 1, 2007, $300.0 million of 7.8% Debentures due on January 1, 2027, and $100.0 million of 7.9% Debentures due on January 1, 2047 (collectively the "Notes and Debentures"). Interest on the unregistered Notes and Debentures was payable each January 1 and July 1, commencing on July 1, 1997. The proceeds from the unregistered Notes and Debentures were used to finance a portion of the 1997 purchase of assets from Union Oil Company of California ("Unocal"). In August 1997, the Company exchanged the unregistered Notes and Debentures for fully registered and freely salable notes and debentures having identical terms, including the same interest rates and maturity dates. The Notes and Debentures are non-redeemable and uncollateralized.

     (f) The Company's capital lease obligations are collateralized primarily by retail marketing and related assets and mature at varying dates through 2019. The carrying value of the assets under capital lease arrangements approximates the capital lease obligation.

         At December 31, 1999 future maturities relating to long-term debt were as follows:

                                                             Capital
     (Millions of Dollars)                           Debt     Leases     Total
                                                  --------    -------   -------
     2000 (a)                                    $   125.8    $  4.2    $ 130.0
     2001                                              0.8       4.2        5.0
     2002                                            200.8       4.1      204.9
     2003                                            150.8       4.1      154.9
     2004                                                        4.0        4.0
     Thereafter                                      839.9      66.2      906.1
                                                 ---------    ------  ---------
     Total future maturities                       1,318.1      86.8    1,404.9
     Less imputed interest                                      50.6       50.6
                                                 ---------    ------  ---------
     Present value of future maturities          $ 1,318.1    $ 36.2  $ 1,354.3
                                                 =========    ======  =========

     (a) The $125.0 million 7% Notes are expected to be repaid in July 2000 from the Revolving Credit Facility. Accordingly, the 7% Notes are classified as noncurrent at December 31, 1999. Current maturities of long-term obligations, excluding imputed interest on capital leases, are $1.4 million at December 31, 1999.

          The debt agreements, including the Revolving Credit Facility (Note 9), contain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, acquire its own equity securities, make investments in certain subsidiaries, and make discretionary capital expenditures. They also require the maintenance of minimum financial ratios and net worth levels. At December 31, 1999, the Company was in compliance with all debt covenants.

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

          In July 1993, outstanding litigation concerning environmental issues was settled with the predecessor owners of the Avon Refinery (the "Settlement Agreement"). Under the Settlement Agreement, the former owners agreed to pay up to $18.0 million for one-half of the costs that may be incurred for compliance with certain environmental orders and to provide the Company with a $6.0 million credit for past expenses (which the Company uses to reduce its one-half share of costs). After the $36.0 million shared cost maximum is expended, the parties may elect to continue the Settlement Agreement or to reinstate litigation. The Company and the former owners have established a committee to review and approve expenditures for environmental investigative and remediation actions at the Avon Refinery. Through December 31, 1999, the committee has spent $6.4 million on such matters.

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

          On March 31, 1997, the Company acquired Unocal's West Coast petroleum refining, marketing, and related supply and transportation assets (the "76 Products Acquisition"). Through March 31, 2022, Unocal is responsible for all environmental liabilities at the acquired sites arising out of or relating to the period prior to closing, except that the Company will pay the first $7.0 million of such environmental liabilities each year, plus 40% of any amount in excess of $7.0 million per year, with Unocal paying the remaining 60% each year. The Company's aggregate maximum obligation for the 25-year period is $200.0 million. During 1999, 1998, and the nine-month period ended December 31, 1997 the Company incurred environmental costs at the acquired sites as follows:

  (Millions of Dollars)                          1999       1998         1997
                                                 ----       ----         ----
  Total costs incurred                         $ 19.2      $ 18.0       $ 7.5
  Less costs reimbursed by Unocal                 8.9         5.1         0.3
                                               ------      ------       -----
  Costs charged to the environmental accrual   $ 10.3      $ 12.9       $ 7.2
                                               ======      ======       =====

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

12.  Company-Obligated, Mandatorily Redeemable, Convertible Preferred Securities

          In December 1996, Tosco Financing Trust (the "Trust"), a Delaware business trust, whose common securities are owned by Tosco, issued, in a private placement, 6,000,000 shares of 5.75% company-obligated, mandatorily redeemable, convertible preferred securities (the "Trust Preferred Securities"). The net proceeds were used to purchase an equal amount of 5.75% convertible junior subordinated debentures of Tosco due on December 15, 2026 (the "Convertible Debentures"). The sole assets of the Trust are the Convertible Debentures, guaranteed by Tosco. The Trust Preferred Securities represent preferred undivided interests in the Trust's assets, with a liquidation preference of $50 per security, for a total liquidation preference of $300.0 million.

          Distributions on the Trust Preferred Securities, cumulative and payable quarterly in arrears at the annual rate of 5.75% of the liquidation amount, commenced on March 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Trust Preferred Securities. The Trust Preferred Securities are convertible, at the option of the holder, into 1.51899 shares of Common Stock, equivalent to a conversion price of approximately $32.92 per share of Common Stock, subject to adjustment in certain events. The Trust Preferred Securities do not have a stated maturity date, although they are mandatorily redeemable upon the repayment of the Convertible Debentures. The redemption price decreases from 104.025% in 1999 to 100% of the liquidation preference in 2006 and thereafter.

13.  Capital Stock

          The Company is authorized to issue 12,000,000 shares of preferred stock, par value $1.00 per share, ("Preferred Stock"). No shares of Preferred Stock are issued or outstanding. At a special stockholder meeting on February 12, 1997, an amendment to increase authorized shares of Common Stock from 50,000,000 to 250,000,000 was approved. In 1997, the Company declared and distributed a 3-for-1 Common Stock split, in the form of a 200 percent stock dividend. The number of shares, per share prices, and earnings per share amounts for all periods reflect this 3-for-1 stock split.

          In January 1997, the Company filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of its securities. The securities may consist of (1) one or more series of debentures, notes or other uncollateralized forms of indebtedness, (2) Common Stock, (3) Preferred Stock, and (4) preferred stock represented by depository shares. The securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. At December 31, 1999, the Company had available for issue $778.9 million of securities pursuant to this shelf registration statement (Note 23).

          On August 5, 1999, the Company announced the completion of its previously authorized Common Stock repurchase program. Pursuant to this program, the Company repurchased 13,157,862 shares of Common Stock for $317.6 million (8,899,862 shares in 1999 for $216.5 million and 4,258,000 shares in 1998 for
$101.1 million). On September 10, 1999, an additional $300,000,000 for the repurchase of Tosco Common Stock was authorized. Through December 31, 1999, no shares had been repurchased pursuant to this program.

          Under the terms of a Shareholders' Rights Plan, adopted in 1998, shareholders received rights to purchase shares of a new preferred stock. The rights expire on December 6, 2008 and are exercisable only if a person or group acquires beneficial ownership of 15% or more of Common Stock, a person commences a tender or exchange offer for more than 15% of Common Stock, or if an adverse person (as defined by Tosco's Board of Directors) acquires beneficial ownership of 10% or more of Common Stock.

          The Company has paid a regular quarterly cash dividend on Common Stock since the third quarter of 1989. Effective with the second quarter of 1999, the Company increased its quarterly cash dividend from $0.06 per share to $0.07 per share.

14.  Stock Option Plans

          The Company has three stock option plans, the 1998 Stock Incentive Plan (the "1998 Plan"), the 1992 Stock Incentive Plan (the "1992 Plan"), and the 1989 Stock Incentive Plan (the "1989 Plan"), that reserve Common Stock for issuance to key employees, consultants, and non-employee directors. The 1998 Plan, 1992 Plan, and 1989 Plan (collectively the "Option Plans") provide for the grant of a maximum of 1.5 million, 6.6 million, and 3.8 million shares of Common Stock, respectively, in the form of stock options, restricted stock awards, and/or stock appreciation rights. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code) or as nonqualified options. Options may be exercised as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee") but in no event after ten years from the date of grant. The exercise price of stock options is determined by the Compensation Committee. Awards under the 1998 Plan and 1992 Plan may be granted until March 18, 2009 and March 13, 2002, respectively. Awards under the 1989 Plan may no longer be granted. Subject to severance agreements with certain employees (Note 20), options may be exercised at any time after vesting, currently one to five years.

          Information regarding the Option Plans as of December 31, 1999, 1998, and 1997 is as follows:

                                                        1999                         1998                      1997
                                                  -------------------         --------------------       --------------------
     (Millions of Shares)                         Shares    Price (a)         Shares     Price (a)       Shares     Price (a)
                                                  ------    ---------         ------     ---------       ------     ---------
     Options outstanding, beginning
       of year                                     7.6     $ 13.93             7.2     $ 12.31            7.0     $ 10.14
     Granted - 1992 Plan (b)                                                   0.2       33.72            0.8       30.24
     Granted - 1998 Plan (b)                       0.7       23.72             0.4       33.11
     Exercised                                    (0.7)       9.50            (0.2)       9.51           (0.5)      10.02
     Expired or canceled                          (0.1)      29.93                       24.34           (0.1)      16.56
                                                 ------                       ------                     ------
     Options outstanding, end of year              7.5       15.09             7.6       13.93            7.2       12.31
                                                 ======                       ======                     ======
     Options exercisable, end of year              6.0     $ 12.00             6.1     $ 10.50            5.2     $  9.25
                                                 ======                       ======                     ======
     Shares available for future grant             0.6                         1.3                        0.3
                                                 ======                       ======                     ======

     (a) Weighted average price per share.

     (b) All options granted had exercise prices equal to the average market price of Common Stock on the grant date.

         Additional information regarding the Option Plans as of December 31, 1999 is as follows:

                                                             Options Outstanding                  Options Exercisable
                                                         ---------------------------------        ------------------------
     (Millions of Shares)                                Shares      Price (a)   Life (b)            Shares      Price (a)
     Exercise price range:                               -------     ---------   ---------        ----------     ---------
         $4.94 per share to $10.00 per share               3.3      $  8.19      29 months               3.3      $  8.19
         $10.01 per share to $15.00 per share              1.7        11.28      64 months               1.7        11.28
         $15.01 per share to $33.94 per share              2.5        26.79      95 months               1.0        24.97
                                                         ------                                        ------
                                                           7.5        15.09      59 months               6.0        12.00
                                                         ======                                        ======
     (a) Weighted average price per share.

     (b) Weighted average remaining contractual life.

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had the Company elected to adopt the recognition provisions of SFAS No. 123, net income and earnings per share would have been reduced by $3.4 million ($0.02 per share), $3.6 million, ($0.02 per share), and $3.0 million ($0.02 per share) for 1999, 1998, and 1997, respectively.

          The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               1999          1998         1997
                                               ----          ----         ----
     Assumed risk-free interest rate           5.25%         5.60%        6.50%
     Expected life                         5.9 years     5.7 years    7.2 years
     Expected volatility                      30.99%        30.60%       28.70%
     Assumed dividend yield                    1.12%         0.80%        0.80%


          In late 1996, the Company adopted the Tosco Corporation 1996 Long-Term Incentive Plan (the "LTIP") which replaced the granting of incentive awards under the Option Plans to participants in the LTIP. Under the LTIP, the Compensation Committee may grant performance units to participants, the payment of which is contingent on the meeting of performance goals as defined and continued employment by the participant. Under certain circumstances, payments in a calendar year may not exceed 400% of the participant's total annual compensation for the year of the award. The participants received $14.0 million on January 4, 2000 and $30.5 million on January 4, 1999. In addition, the participants are scheduled to receive a total of $18.0 million on various dates through July 2003 based on performance goals achieved to date. If a participant voluntarily terminates employment with the Company or retires prior to age 65, all unpaid amounts are forfeited. The Company accrues for such amounts on a ratable basis over the required service period.

15.  Employee Benefit, Savings, and Incentive Compensation Plans

Pension Plans

          The Company has non-contributory, defined benefit pension plans covering substantially all employees located at the Bayway Refinery, the Los Angeles Area Refinery System, and the San Francisco Area Refinery System, and its union employees at the Ferndale Refinery (the "Refinery Pension Plan"), and store employees (the "Marketing Pension Plan") meeting minimum service periods (collectively, the "Pension Plans"). Benefits under the Refinery Pension Plan are generally based on the employee's years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Benefits are payable at the normal retirement age of 65, with reduced benefits for early retirement (as defined). Benefits under the Marketing Pension Plan are generally based upon a percentage of the employee's covered earnings for each year of service and interest credits on these amounts. Benefits are payable at the normal retirement age of 65, or upon earlier termination of employment after five years of service. Contributions to the Pension Plans are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than the amount deductible for federal income tax purposes. The assets of the Pension Plans are held by a major financial institution and invested in a stock index fund, a Treasury bond index fund, short-term investment funds, and a real estate equity fund. The change in benefit obligation, plan assets, and funded status, using end of year actuarial assumptions, consist of the following at December 31, 1999 and 1998:


     (Millions of Dollars)                                                      1999              1998
                                                                                ----              ----
     Benefit obligation at beginning of year                                  $  164.2          $ 137.0
     Service cost (without load for expenses)                                     16.9             15.3
     Interest cost                                                                12.4              9.9
     Actuarial (gain) loss                                                       (10.8)             5.0
     Benefits paid                                                                (4.3)            (3.0)
                                                                              ---------         --------
     Benefit obligation at end of year                                           178.4            164.2
                                                                              ---------         --------
     Fair value of plan assets at beginning of year                              144.4            106.8
     Actual return on plan assets (a)                                             22.7             26.4
     Employer contributions                                                       15.9             14.5
     Benefits paid                                                                (4.3)            (3.0)
     Administrative expenses                                                      (0.3)            (0.3)
                                                                              ---------         --------
     Fair value of plan assets at end of year                                    178.4            144.4
                                                                              ---------         --------
     Funded status at end of year                                                  -              (19.8)
     Unrecognized transition obligation                                            0.6              0.9
     Unrecognized net investment and non-investment gain (a)                     (30.5)            (9.6)
     Unrecognized prior service cost                                               6.9              7.6
                                                                              ---------         --------
     Accrued benefit liability at end of year                                 $  (23.0)         $ (20.9)
                                                                              =========         ========

     (a) Only a portion of the investment gain on plan assets is available to reduce the accrued benefit liability.

          Net pension cost, using beginning of year actuarial assumptions, for the years ended December 31, 1999, 1998, and 1997 consists of the following:

     (Millions of Dollars)                                                       1999             1998              1997
                                                                                 ----             ----              ----
     Service cost                                                               $ 17.3           $ 15.5            $  9.7
     Interest cost                                                                12.4              9.9               8.1
     Expected return on plan assets                                              (12.7)            (8.4)             (6.2)
     Amortization of transition obligation                                         0.3              0.3               0.3
     Amortization of prior service cost                                            0.7              0.7               0.7
                                                                                -------          -------           -------
                                                                                $ 18.0           $ 18.0            $ 12.6
                                                                                =======          =======           =======

          Major assumptions used to calculate pension obligations and pension costs for the years ended December 31, 1999, 1998, and 1997 are as follows:


                                                                                 1999             1998              1997
                                                                                 ----             -----             -----
     Assumed discount rate                                                       7.75%             6.75%            7.00%
     Assumed rate of future compensation increase                                5.00%             5.00%            5.00%
     Expected rate of return on plan assets                                      8.50%             7.50%            7.50%

          The Company has a Senior Executive Retirement Plan ("SERP") that provides retirement benefits to selected senior executives. SERP provisions of $1.9 million, $2.2 million, and $1.9 million are included in selling, general, and administrative expenses in 1999, 1998, and 1997, respectively.

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

          The change in benefit obligation, plan assets, and funded status, using end of year actuarial assumptions, consists of the following at December 31, 1999 and 1998:

     (Millions of Dollars)                                                        1999             1998
                                                                                  ----             ----
     Benefit obligation at beginning of year                                    $ 33.8           $ 26.7
     Service cost                                                                  1.5              1.2
     Interest cost                                                                 2.2              1.9
     Amendment                                                                     1.5              3.2
     Actuarial (gain) loss                                                        (3.9)             2.0
     Benefits paid                                                                (1.2)            (1.2)
                                                                                -------           ------
     Benefit obligation at end of year                                            33.9             33.8
                                                                               --------         --------

     Fair value of plan assets at beginning of year                                4.8              4.9
     Actual return on plan assets                                                  0.1              0.3
     Benefits paid                                                                (0.4)            (0.4)
                                                                               --------         --------
     Fair value of plan assets at end of year                                      4.5              4.8
                                                                               --------         --------
     Funded status at end of year                                                (29.4)           (29.0)
     Unrecognized transition obligation                                           11.2             12.1
     Unrecognized net actuarial gain                                              (7.2)            (4.3)
     Unrecognized prior service cost                                               7.4              6.6
                                                                               --------         --------
     Accrued benefit liability at end of year                                  $ (18.0)         $ (14.6)
                                                                               ========         ========

          Net postretirement benefit cost, using beginning of year actuarial assumptions, for the years ended December 31, 1999, 1998, and 1997 consists of the following:

     (Millions of Dollars)                                                         1999             1998              1997
                                                                                   ----             ----              ----
     Service cost                                                                $ 1.5            $ 1.2             $ 1.0
     Interest cost                                                                 2.2              1.9               1.6
     Expected return on plan assets                                               (0.3)            (0.3)             (0.3)
     Amortization of transition obligation over 20 years                           0.9              0.9               0.9
     Net amortization and deferral                                                (0.2)            (0.7)             (0.8)
                                                                                 ------          -------            ------
                                                                                 $ 4.1            $ 3.0             $ 2.4
                                                                                 ======          =======            ======

          Major assumptions used to calculate the benefit obligation and net postretirement benefit cost for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                                                  1999             1998              1997
                                                                                  ----             ----              ----
     Assumed discount rate                                                       7.75%             6.75%            7.00%
     Current year health care cost trend rate                                    9.00%             9.00%            6.80%
     Ultimate health care cost trend rate                                        5.75%             4.75%            5.50%
     Year ultimate trend rate is achieved                                        2007              2008             2002
     Expected rate of return on plan assets                                      7.00%             7.00%            5.50%

          A 1% change in the health care cost trend rates would have had the following effect on benefit obligations and aggregate of service and interest costs:

     (Millions of Dollars)                            1% Increase   1% Decrease
     Benefit obligation at December 31, 1999             $ 1.8       $ (2.1)
     Benefit obligation at December 31, 1998               1.5         (1.8)
     Aggregate interest and service cost for 1999          0.2         (0.3)
     Aggregate interest and service cost for 1998          0.2         (0.2)
     Aggregate interest and service cost for 1997          0.2         (0.2)

Savings Plans

          The Tosco Corporation Capital Accumulation Plan (the "CAP") and the Tosco Store Savings Plan (the "TSSP"), have been established for eligible employees. Participants may make, within certain limitations, voluntary contributions under Section 401(k) of the Internal Revenue Code of a percentage of their compensation. The Company makes matching contributions to the CAP based upon years of contributory participation, as defined, for employees who elect to make certain specified and minimum contributions. In addition, eligible employees of the CAP receive an additional contribution equal to 5% of their compensation, up to $150,000, in lieu of pension plan benefits. Participants of the CAP and TSSP (collectively the "Savings Plan") are immediately vested in their voluntary contributions. Participants in the CAP are immediately vested in the Company contributions. Contributions by the Company to the Savings Plans for the years ended December 31, 1999, 1998, and 1997 were $21.0 million, $20.4 million, and $17.8 million, respectively.

Management Incentive Plan

          The Tosco Corporation Cash Incentive Plan (the "CIP") has been established for members of middle and senior management. The CIP sets forth discretionary and other awards computed as a variable percentage of a participant's base salary, which percentage is dependent upon pre-tax income, as defined, of the respective participant's operating division. The Company also has a bonus plan for senior executives, who are not participants in the CIP, based on pre-tax income per share, as defined. Results of operations for the years ended December 31, 1999, 1998, and 1997 include incentive compensation of $56.3 million, $54.3 million, and $56.1 million, respectively, of which $6.2 million, $5.9 million, and $5.8 million were special bonuses awarded to union and other employees not covered by management incentive plans.

16.  Avon Refinery Start-up Costs

          On February 23, 1999, a fire at a crude unit at the San Francisco Area Refinery, Avon facility resulted in four fatalities. The fire was quickly isolated and extinguished with no offsite impacts or health risks to the community. In March 1999, the Avon Refinery was shutdown while a thorough safety review and extensive employee safety training were conducted. In May 1999, the Company began the process of restarting the refinery and all major processing units were restarted by the end of July 1999. The Company incurred non-recurring expenses of $43.1 million primarily related to the restart of the Avon Refinery. The start-up and related expenses consist primarily of safety and maintenance projects, implementation of regulatory and independent safety consultant recommendations, and the early write-off of Turnarounds. These start-up costs do not include any normal recurring expenses for maintaining the refinery or training employees during the stand-down period.

17.  Income Taxes

          The provision (benefit) for income taxes for the years ended December 31, 1999, 1998, and 1997 is as follows:

     (Millions of Dollars)                  1999          1998 (a)        1997
     Current:
         Federal                         $  115.3        $ (45.5)      $  87.5
         State                               36.2           (5.0)         23.8
         Foreign                              0.2            0.4           0.2
                                         --------        --------      -------
                                            151.7          (50.1)        111.5
                                         --------        --------      -------
     Deferred:
         Federal                            140.8          108.1          37.2
         State                               14.4           17.3           2.2
                                         --------        -------       --------
                                            155.2          125.4          39.4
                                         --------        -------       --------
                                         $  306.9        $  75.3       $ 150.9
                                         ========        =======       ========

     (a) Current federal and state income tax benefits for 1998 relate primarily to the inventory writedown.

          A reconciliation of the provision for income taxes to income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

     (Millions of Dollars)                                                       1999             1998         1997
                                                                                 ----             ----         ----
     Income taxes at the statutory rate                                        $ 262.0         $  63.5     $ 127.2
     State income taxes, net of credits and federal benefit                       32.9             8.1        16.9
     Permanent differences                                                        10.8            10.8        11.3
     Federal credits, adjustments, and other                                       1.2            (7.1)       (4.5)
                                                                               -------         --------    --------
                                                                               $ 306.9         $  75.3     $ 150.9
                                                                               =======         ========    ========

          Temporary differences between financial and income tax reporting and tax credit carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

     (Millions of Dollars)                                                        1999            1998 (a)
                                                                                  ----            -------
     Deductible temporary differences:
         Accounts receivable                                                  $   18.5        $    17.7
         Accrued expenses and other current liabilities                          132.2            144.3
         Accrued environmental costs                                             251.6            251.7
         Accrued postretirement benefit liability                                 40.8             35.7
         Noncurrent liabilities                                                  112.7            110.1
         Other                                                                     3.8              9.1
         Deferred state income taxes (b)                                          58.6             44.2
                                                                              --------           ------
                                                                                 618.2            612.8
                                                                              --------           ------
     Taxable temporary differences:
         Inventories                                                            (380.7)          (136.6)
         Property, plant, and equipment                                         (335.6)          (435.7)
         Deferred Turnarounds                                                   (112.4)          (123.7)
         Intangible assets (primarily tradenames)                                (32.4)           (32.4)
         Capital leases                                                         (518.7)          (364.1)
         Other deferred charges and assets                                       (16.6)           (16.6)
         Other                                                                   (77.2)           (39.0)
                                                                             ----------       ----------
                                                                              (1,473.6)        (1,148.1)
                                                                             ----------       ----------
     Net temporary differences                                               $  (855.4)       $  (535.3)
                                                                             ==========       ==========


     (Millions of Dollars)                                                       1999           1998 (a)
                                                                                 ----           --------
     Federal income taxes at 35%                                             $  (299.4)       $  (187.3)
     Alternative minimum tax ("AMT") credit carryforward                                           22.7
     Research and experimentation and other tax credit carryforwards                                6.0
                                                                             ----------       ----------
     Federal deferred tax liability, net                                        (299.4)          (158.6)
     State deferred tax liability, net (b)                                       (58.6)           (44.2)
                                                                             ----------       ----------
     Total deferred tax liability, net                                          (358.0)          (202.8)
     Current portion                                                             (74.4)           (23.3)
                                                                             ----------       ----------
     Noncurrent portion                                                      $  (283.6)       $  (179.5)
                                                                             ==========       ==========
     (a) Certain amounts have been reclassified to conform with the 1999 grouping.

     (b) Deferred state income tax liabilities are provided for temporary differences, primarily differences between the book and tax bases of property, plant, and equipment.

18.  Operating Leases

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

          The Company has long-term leases with special purpose entities for land and equipment at certain of the Company's service stations, refining processing units, and an office building. These leases provide the Company the option to purchase, at agreed-upon prices, (a) a portion of the leased assets for resale to unaffiliated parties during the lease terms and (b) not less than all of the leased assets at the end of the leases. The Company may cancel the leases subject to the lessors receiving certain guaranteed minimum sales values for the assets. Minimum annual rentals vary with commercial paper interest rates and the reference interest rate (LIBOR). These leases are accounted for as operating leases and extend, with renewal options, through 2004.

          The Company leases certain of its stores and other property and equipment. The store leases generally have primary terms of up to 25 years with varying renewal provisions. Under certain of these leases, the Company is subject to additional rentals based on store sales as well as escalations in the minimum future lease amount. The leases for other property and equipment are for terms of up to 15 years. Most of the Company's lease arrangements provide the Company an option to purchase the assets at the end of the lease term. The Company may also cancel certain of its leases provided the lessor receives minimum sales values for the leased assets. Most of the leases require that the Company provide for the payment of real estate taxes, repairs and maintenance, and insurance.

         Net rental expense for the years ended December 31, 1999, 1998, and 1997 consists of the following:

     (Millions of Dollars)                                                      1999             1998              1997
                                                                                ----             ----              ----
     Minimum rental and warehousing charges                                    $ 152.2          $ 188.2          $ 153.8
     Contingent rental and warehousing charges                                    15.4              7.1             11.8
                                                                               --------         -------          -------
                                                                                 167.6            195.3            165.6
     Less sublease rental income                                                  75.0             55.6             39.2
                                                                               --------         -------          -------
                                                                               $  92.6          $ 139.7          $ 126.4
                                                                               ========         =======          =======

          At December 31, 1999, future minimum obligations under non-cancelable operating leases and warehousing agreements are as follows:

     (Millions of Dollars)
     2000                                                    $  159.8
     2001                                                       144.5
     2002 (a)                                                   126.5
     2003 (a)                                                   100.8
     2004 (a)                                                   108.1
     Thereafter                                                 369.1
                                                             --------
                                                              1,008.8
     Less future minimum sublease income                        134.2
                                                             --------
                                                             $  874.6 (b)
                                                             ========

     (a) Excludes guaranteed residual payments totaling $180.6 million (2002), $189.8 million (2003), and $155.5 million (2004) due at the end of the lease term, which would be reduced by the fair market value of the leased assets.

     (b) The Company has contingent obligations for certain lease payments totaling $10.9 million for convenience stores previously sold. The Company believes it is unlikely that it will be required to perform under these contingent obligations.

19.  Financial Instruments

Fair Values

          The carrying value of cash, cash equivalents, marketable securities, short-term deposits, trade accounts receivable, accounts payable, and other current liabilities approximates their fair value due to the relatively short maturity of these financial instruments. The carrying value of the Revolving Credit Facility approximates fair value due to its variable interest rate. The fair value (based on quoted market prices and estimates) of long (obligation to purchase) and short (obligation to deliver) derivative financial instruments were $473.6 million and $381.0 million, respectively at December 31, 1999. Estimated fair values of other financial instruments at December 31, 1999 and 1998 are as follows:

                                                                         1999                               1998
                                                             ---------------------------        ---------------------------
                                                             Carrying            Fair           Carrying           Fair
     (Millions of Dollars)                                     Value           Value (a)          Value           Value (a)
                                                             ---------         ---------        ----------        ---------
     First Mortgage Bonds                                    $ 200.0           $ 207.8    $       200.0           $ 219.9
     Bayway Bonds                                              150.0             152.3            150.0             161.6
     7% Notes                                                  125.0             125.2            125.0             126.9
     7.625% Notes                                              240.0             235.6            240.0             250.7
     7.25% Notes                                               200.0             191.1            200.0             208.6
     7.8% Debentures                                           300.0             282.6            300.0             316.3
     7.9% Debentures                                           100.0              92.1            100.0             106.0
     Trust Preferred Securities                                300.0             285.0            300.0             299.2

     (a) The fair value of these instruments reflects quoted market prices.

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

          At December 31, 1999 and 1998, the Company had open long and short futures, swap and forward contracts for crude oil and products with a notional volume (number of barrels under contract) and value (number of barrels under contract multiplied by the per-barrel contract value) as follows:

                                                                        1999                               1998
                                                              --------------------------         --------------------------
                                                              Contract          Contract         Contract          Contract
     (Millions of Dollars)                                     Volume             Value           Volume             Value
                                                              ---------         --------         ---------         --------
     Open long positions                                       24,902          $ 444.8             4,937           $ 61.6
     Open short positions                                      22,621            340.1             7,679             97.2

          The net deferred gain / (loss) on futures and swap contracts totaled $1.2 million and $(7.3) million at December 31, 1999 and 1998, respectively. These amounts will be recognized in the following year as an offset to realized margins on refined products sold (Note 24).

Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities, short-term deposits, trade receivables, and derivative instruments. The Company places its cash equivalents, marketable securities, and short-term deposits with several high-quality financial institutions. The Company's customer base consists of a large number of diverse customers. The Company conducts ongoing evaluations of its customers and requires letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable losses have not been significant. The Company does not believe that it has a significant credit risk on its derivative instruments, which are transacted through the New York Mercantile Exchange, or with counterparties meeting established collateral and credit criteria.

20.  Commitments and Contingencies

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

          Under the terms of the 76 Products Acquisition, Unocal could have received up to $250.0 million of contingent participation payments over the seven year period following the acquisition if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increased above specified levels. For completed participation periods, the Company's obligation was not material to its consolidated financial position. In December 1999, Tosco agreed to pay Unocal $50.0 million in settlement of retail participation obligations for prior and future periods. In addition, the remaining maximum contingent payment, related to improvements in CARB gasoline margins, was reduced to $100.0 million. The $50.0 million participation payment, paid in December 1999 and January 2000, was capitalized and will be depreciated and amortized over the remaining useful lives of the acquired assets.

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

          The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. The Company's potential minimum obligation to seven officers was $6.3 million at December 31, 1999.

          The Company, in keeping with industry practice, schedules Turnarounds as the units reach the end of their normal operating cycles. Unscheduled Turnarounds or unit shutdowns also occur because of operating difficulties or external factors. Throughput and earnings are lowered, and Turnaround expenditures increased, during such periods.

          The Company carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While management believes the Company is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances would have to be paid out of general corporate funds. Cost of sales was reduced by insurance coverage recoveries of $42.4 million in 1999 for property damage and business interruption claims, net of insurance policy deductibles and asset write-offs, related to the Avon Refinery incident (Note 16). The Company is pursuing additional claims for insurance recoveries from its carriers.

          In the normal course of business, the Company has entered into numerous crude oil and feedstock supply contracts, finished product sale and exchange agreements, and transportation contracts. Because of the market related pricing structure and/or generally short-term nature of these contracts, they are not expected to negatively impact the Company's future operating results.

21.  Business Segments

          The Company has two operating business segments: refining and marketing. The refining segment includes the acquisition of crude oil and other feedstocks, the production of petroleum products, and the distribution and sale of petroleum products to wholesale customers. The marketing segment includes the sale of petroleum products and merchandise through company-owned gasoline stations and convenience stores and branded dealers and jobbers. The nonoperating segment consists of corporate activities and certain nonoperating subsidiaries. Summarized financial information by segment for 1999, 1998, and 1997 is as follows:


                                                              Operating Segments
                                                          ----------------------------     Nonoperating      Consolidated
     1999 (Millions of Dollars)                           Refining          Marketing         Segment            Total
                                                          ----------        ----------     -------------     ------------
     Total sales                                          $ 11,003.3         $ 5,826.8       $   -             $ 16,830.1
     Intersegment sales                                     (2,453.2)            (14.8)                          (2,468.0)
                                                          -----------        ----------      -----------       -----------
     Third party sales                                    $  8,550.1         $ 5,812.0       $   -             $ 14,362.1
                                                          ===========        ==========      ===========       ===========

     Operating contribution (a)                           $    727.6         $   531.2       $   -             $  1,258.8
     Depreciation and amortization                            (176.1)           (131.0)        (1.3)               (308.4)
     Special items:
         Inventory recovery                                    240.0                                                240.0
         Restructuring recovery                                  2.1                                                  2.1
         Avon Refinery start-up costs                          (43.1)                                               (43.1)
         Gain on sale of retail assets in
           non- core markets                                                      40.5                               40.5
     Net interest (expense) income                             (73.8)            (48.1)         3.1                (118.8)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities             565.6             216.4        (16.1)                765.9

     Capital and Turnaround expenditures                  $    309.1         $   227.0       $   -             $    536.1

     Total assets at year-end                             $  3,677.3         $ 2,442.2       $ 92.9            $  6,212.4


                                                               Operating Segments
                                                          ---------------------------       Nonoperating       Consolidated
     1998 (Millions of Dollars)                           Refining          Marketing         Segment             Total
                                                          ----------        ---------       -------------      ------------
     Total sales                                          $  8,608.4        $  5,234.7      $     -            $ 13,843.1
     Intersegment sales                                     (1,812.6)             (9.0)                          (1,821.6)
                                                          -----------       -----------     ---------          -----------
     Third party sales                                    $  6,795.8        $  5,225.7      $     -            $ 12,021.5
                                                          ===========       ===========     =========          ===========
     Operating contribution (a)                           $    682.3        $    533.4      $     -            $  1,215.7
     Depreciation and amortization                            (180.2)           (132.0)         (1.7)              (313.9)
     Special items:
         Inventory writedown                                  (240.0)                                              (240.0)
         Restructuring charge                                  (40.0)                                               (40.0)
     Net interest expense (income)                             (79.3)            (46.1)          2.7               (122.7)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities              60.2             153.9         (15.3)               198.8

     Capital and Turnaround expenditures                  $    337.2        $    216.4      $    0.1           $    553.7

     Total assets at year-end                             $  3,436.0        $  2,319.3      $   87.5           $  5,842.8

                                                               Operating Segments
                                                          ---------------------------       Nonoperating      Consolidated
     1997 (Millions of Dollars)                           Refining          Marketing         Segment            Total
                                                          ----------        ----------      -------------     ------------
     Total sales                                          $  9,707.3        $  5,643.5      $    -             $ 15,350.8
     Intersegment sales                                     (2,053.4)            (15.8)                          (2,069.2)
                                                          -----------       -----------     ---------          -----------
     Third party sales                                    $  7,653.9        $  5,627.7      $    -             $ 13,281.6
                                                          ===========       ===========     =========          ===========
     Operating contribution (a)                           $    628.2        $    539.9      $    -             $  1,168.1
     Depreciation and amortization                            (175.5)           (126.5)        (1.5)               (303.5)
     Special item:
         Inventory writedown                                   (53.0)                                               (53.0)
     Net interest expense (income)                             (80.2)            (55.8)         1.5                (134.5)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities             233.1             163.2        (15.5)                380.8

     Capital and Turnaround expenditures                  $    384.9        $    131.3      $   5.9            $    522.1

     Total assets at year-end                             $  3,567.9        $  2,263.9      $ 143.1            $  5,974.9


     (a) Operating contribution is calculated as sales minus cost of sales.

22.  Supplemental Cash Flow Information

     (Millions of Dollars)                                                       1999             1998               1997
                                                                                 ----             -----              ----
     Cash paid during the year for:
         Interest, net of amounts capitalized                                  $ 130.9          $ 134.4           $   113.2
         Income taxes, net of refunds received (a)                               139.9            (27.1)              105.2

     Detail of cash paid for acquisitions:
         Fair value of assets acquired                                         $ 118.1                            $ 2,035.4
         Liabilities assumed                                                                                         (441.0)
         Common Stock issued                                                                                         (396.9)
                                                                               -------                            ----------
         Net cash paid for acquisitions                                          118.1                              1,197.5
         Cash acquired in acquisitions                                             0.3                                  3.0
                                                                               -------                            ----------
                                                                               $ 118.4                            $ 1,200.5
                                                                               =======                            ==========

     (a) A $51.7 million refund of federal income taxes was received in September 1998.

23.  Subsequent Events

Exxon Mobil Acquisition

          On February 29, 2000, the Company acquired and began operating retail systems consisting of approximately 1,740 retail gasoline and convenience outlets from Exxon Corporation and Mobil Oil Corporation (collectively "ExxonMobil") for $860.0 million, plus transaction costs. Tosco is also acquiring certain undeveloped sites and distribution terminals, all of which ExxonMobil is divesting under a Federal Trade Commission consent decree (collectively the "ExxonMobil Acquisition"). The acquired outlets comprise the Exxon system from New York through Maine (the "Northeast Territory") and the Mobil system from New Jersey through Virginia (the "Middle Atlantic Territory"). The outlets include approximately 685 owned or leased sites and 1,055 open dealer and branded distributor sites. Tosco has exclusive rights to the "Exxon" brand in the Northeast Territory and the "Mobil" brand in the Middle Atlantic Territory for ten years.

          Certain of the acquired gasoline and convenience outlets were purchased directly from ExxonMobil by a special purpose entity that leased the sites to the Company pursuant to a long-term operating lease. The lease provides the Company the option to purchase, at agreed-upon contracted prices, (a) a portion of the leased assets for resale to unaffiliated parties during the term of the lease and (b) not less than all of the leased assets at the end of the lease. The Company may cancel the lease subject to the lessor receiving certain guaranteed minimum sales values for the assets. A portion of minimum annual rentals vary with commercial paper interest rates. This lease extends through February 2010.

Revolving Credit Facility

          On February 8, 2000, the Company amended and restated its Revolving Credit Facility (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility provides the Company with a $750.0 million uncollateralized revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. Facility A (for $375.0 million) matures on February 8, 2005 and Facility B (for $375.0 million) matures on February 7, 2001. At the Company's option and the lenders consent, Facility B may be renewed annually until February 7, 2005. At the Company's option, any outstanding balance under Facility B can be converted into a two-year non-amortizing term note.

Long-Term Debt

          On February 8, 2000, the Company issued $400.0 million of 8.125% Notes due on February 15, 2030 (the "8.125% Notes"). Interest on the 8.125% Notes is payable each February 15 and August 15, commencing on August 15, 2000. The proceeds from the 8.125% Notes of $392.3 million were used to finance a portion of the ExxonMobil Acquisition. After this debt offering, the Company may issue up to $378.9 million of securities pursuant to its shelf registration statement (Note 13).

24.  New Accounting Standard

          During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company plans to adopt SFAS No. 133 on January 1, 2001. The Company is currently evaluating the effect SFAS No. 133 will have on its financial position and results of operations.

25.  Quarterly Financial Data (Unaudited)

                                             First            Second           Third           Fourth
                                            Quarter           Quarter         Quarter          Quarter            Total
                                            --------          --------        -------          --------           -------
                                                          (Millions of Dollars, Except Per Share Data)
     1999
     Sales                                $ 2,637.7        $ 3,678.4         $ 3,860.4        $ 4,185.6        $ 14,362.1
     Operating contribution (a)               242.7            331.6             376.8            307.7           1,258.8
     Special items:
         Inventory recovery                                                                       240.0             240.0
         Restructuring recovery                                  2.1                                                  2.1
         Avon Refinery start-up costs                          (39.3)             (3.8)                             (43.1)
         Gain on sale of retail assets
           in non-core markets                                  40.5                                                 40.5
     Net income                                27.9             84.6             113.9            215.3             441.7
     Earnings per share (b):
         Basic                            $    0.18        $    0.56         $    0.78        $    1.50        $     2.97
         Diluted (c)                           0.18              0.53             0.74             1.40              2.83

     1998
     Sales                                $ 3,047.0        $  3,168.4        $ 2,964.5        $ 2,841.6        $ 12,021.5
     Operating contribution (a)               258.7            362.8             315.0            279.2           1,215.7
     Special items:
         Inventory writedown                                                                     (240.0)           (240.0)
         Restructuring charge                                                                     (40.0)            (40.0)
     Net income (loss)                         41.5            100.3              80.3           (115.9)            106.2
     Earnings (loss) per share (b):
         Basic                            $    0.27        $    0.64         $    0.52    $        (0.76)      $     0.69
         Diluted (d)                           0.26             0.61              0.49             (0.76)            0.67

     (a) Operating contribution is calculated as sales minus cost of sales.

     (b) Earnings per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal to the full year amount.

     (c) For the three-month period ended March 31, 1999, conversion of Trust
         Preferred Securities was not assumed due to the anti-dilutive impact of the conversion.

     (d) For the three-month period ended December 31, 1998, conversion of stock options and Trust Preferred Securities was not assumed due to the anti-dilutive impact of the conversion. For the year ended December 31, 1998, conversion of Trust Preferred Securities was not assumed due to the anti-dilutive impact of the conversion.

                       TOSCO CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                              (Millions of Dollars)


 Column A                                    Column B               Column C                        Column D           Column E
----------------------------------------     ------------      --------------------------          -----------        ----------
                                                                Charged
                                             Balance at        (Credited) to       Charged                              Balance
                                             Beginning         Costs and          to Other                              at End of
                                              of Year          Expenses           Accounts          Deductions            Year
                                             ----------        --------------     --------         -----------        ------------
 Allowance for uncollectible receivables:
         1999                                  $16.8             $9.3               $-                $8.2              $17.9

         1998                                   19.0             10.3                                 12.5               16.8

         1997 (a)                                8.3              8.2                7.2               4.7               19.0

 Inventory net realizable value reserve:
         1999                                 $293.0          $(293.0)                $-               $-                 $-

         1998                                   53.0            240.0                  -               -                293.0

         1997                                    -               53.0                  -               -                 53.0


 (a)  The 1997 amount "Charged to Other Accounts" represents the allowance for uncollectible credit card receivables acquired in the 76 Products Acquisition.