Form 10-Q
period 2000-03-31
TOSCO CORP
filed 2000-05-12
CIK 74091

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from _____________________ to ________________

Commission file number 1-7910

TOSCO CORPORATION
(Exact name of registrant as specified in its charter)
Nevada	95-1865716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

72 Cummings Point Road Stamford, Connecticut (Address of principal executive offices)	06902 (Zip Code)

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

[X]  Yes   [  ]No

Registrant's Common Stock outstanding at April 30, 2000 was 144,519,997 shares.

TOSCO CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
For the Quarterly Period Ended March 31, 2000

Page(s)

PART I        FINANCIAL INFORMATION

Item 1.         Financial Statements:

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	2

Consolidated Statements of Income for the three month periods ended March 31, 2000 and 1999	3

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999	4

Notes to Consolidated Financial Statements	5-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended March 31, 2000	9-13

PART II         OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K:	14

Signature	15

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

                                                                          March 31,         December 31,
                                                                           2000                 1999
                                                                          ------------     -------------
                                                                          (Unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents                                                $16.7           $28.3
    Marketable securities and deposits                                        57.1            53.8
    Trade accounts receivable, less allowance for uncollectibles of
       $19.8 (2000) and $17.9 (1999)                                         440.8           273.5
    Inventories, net                                                       1,322.1         1,173.4
    Prepaid expenses and other current assets                                100.9           115.5
                                                                         -------------   -----------
              Total current assets                                         1,937.6         1,644.5

 Property, plant, and equipment, net                                       4,038.8         3,675.2
 Deferred turnarounds, net                                                   197.6           176.7
 Intangible assets (primarily tradenames), less accumulated
   amortization of $61.6 (2000) and $56.9 (1999)                             578.7           582.3
 Other deferred charges and assets                                           146.6           133.7
                                                                         -------------   -----------
                                                                          $6,899.3        $6,212.4
                                                                         =============   ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                        $954.9          $857.7
    Accrued expenses and other current liabilities                           661.6           673.6
    Current maturities of long-term debt                                       1.4             1.4
    Deferred income taxes                                                     83.7            74.4
                                                                         -------------   -----------
              Total current liabilities                                    1,701.6         1,607.1

 Revolving credit facility                                                   229.0           106.0
 Long-term debt                                                            1,752.9         1,352.9
 Accrued environmental costs                                                 236.0           239.3
 Deferred income taxes                                                       282.1           283.6
 Other liabilities                                                           215.8           215.2
                                                                         -------------   -----------
              Total liabilities                                            4,417.4         3,804.1
                                                                         -------------   -----------

 Company-obligated, mandatorily redeemable, convertible preferred securities of Tosco Financing Trust, holding solely 5.75%
   convertible junior subordinated debentures of Tosco Corporation
   ("Trust Preferred Securities")                                              300.0           300.0
                                                                         -------------   -----------

 Shareholders' equity:
   Common stock, $.75 par value, 250.0 shares authorized, 177.8
     shares issued                                                           133.6           133.6
   Additional paid-in capital                                              2,038.0         2,033.4
   Retained earnings                                                         790.0           725.2
   Treasury stock, at cost                                                  (779.7)         (783.9)
                                                                         -------------   -----------
              Total shareholders' equity                                   2,181.9         2,108.3
                                                                         -------------   -----------
                                                                          $6,899.3        $6,212.4
                                                                         =============   ===========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

                                                                        Three Months Ended March 31,
                                                                            2000           1999
                                                                          -----------    ----------
 Sales                                                                    $4,630.2        $2,637.7

 Cost of sales                                                            (4,313.2)       (2,395.0)
 Depreciation and amortization                                               (77.8)          (82.6)
 Selling, general, and administrative expenses                               (75.1)          (77.5)
 Interest expense                                                            (35.4)          (32.3)
 Interest income                                                               1.5             1.2
                                                                        -------------     --------------
 Income before income taxes and distributions on Trust
   Preferred Securities                                                      130.2           51.5
 Income taxes                                                                (52.7)          (21.1)
                                                                        -------------     --------------
 Income before distributions on Trust Preferred Securities                    77.5            30.4
 Distributions on Trust Preferred Securities, net of income tax benefit
   of $1.7 (2000) and $1.8 (1999)                                             (2.6)           (2.5)
                                                                        -------------     --------------
 Net income                                                                  $74.9           $27.9
                                                                        =============     ==============

 BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings per share                   $74.9           $27.9
 Weighted average common shares outstanding                                  144.2           152.3
                                                                        -------------     --------------
 Basic earnings per share                                                    $0.52           $0.18
                                                                        =============     ==============
 DILUTED EARNINGS PER SHARE
 Earnings used for computation of diluted earnings per share (a)             $77.5           $27.9
                                                                        -------------     --------------
 Weighted average common shares outstanding                                  144.2           152.3
 Assumed conversion of dilutive stock options                                  1.7             3.3
 Assumed conversion of Trust Preferred Securities (a)                          9.1
                                                                        -------------     --------------
 Weighted average common and common equivalent shares used for
   computation of diluted earnings per share                                 155.0           155.6
                                                                        -------------     --------------
 Diluted earnings per share                                                  $0.50           $0.18
                                                                        =============     ==============
 DIVIDENDS PER SHARE
 Dividends per share                                                         $0.07           $0.06
                                                                        =============     ==============

(a)    Conversion of the Trust Preferred Securities was not assumed in 1999 due to the anti-dilutive impact of the conversion.

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

                                                                           Three Months Ended March 31,
                                                                              2000              1999
                                                                           ------------     -----------
 Cash flows from operating activities:
 Net income                                                                  $74.9           $27.9
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                           77.8            82.6
      Provision for bad debts                                                  3.2             2.5
      Deferred income taxes                                                    7.8           (57.6)
      Changes in operating assets and liabilities, net                      (211.9)          (39.6)
      Other, net                                                               2.2            (0.1)
                                                                          -----------      -----------
 Net cash (used in) provided by operating activities                         (46.0)           15.7
                                                                          -----------      -----------
 Cash flows from investing activities:
 Net increase in marketable securities and deposits                           (3.3)          (10.4)
 Purchase of property, plant, and equipment                                 (116.3)          (83.4)
 Acquisition of ExxonMobil retail system (Note 3)                           (315.6)
 Proceeds on sale of property, plant, and equipment                            3.9            68.3
 Deferred turnaround spending                                                (36.7)          (16.5)
 Increase in deferred charges and other assets, net                          (16.1)          (11.2)
 Other, net                                                                    1.5            (0.7)
                                                                          -----------      -----------
 Net cash used in investing activities                                      (482.6)          (53.9)
                                                                          -----------      -----------
 Cash flows from financing activities:
 Net borrowings under revolving credit facilities                            123.0           20.0
 Proceeds from note and debenture offerings                                  400.0
 Payments under long-term debt agreements                                     (0.1)          (0.2)
 Dividends paid on common stock                                              (10.1)          (9.2)
 Other, net                                                                    4.2            2.3
                                                                          -----------      -----------
 Net cash provided by financing activities                                   517.0           12.9
                                                                          -----------      -----------
 Net decrease in cash and cash equivalents                                   (11.6)         (25.3)
 Cash and cash equivalents at beginning of period                             28.3           31.3
                                                                          -----------      -----------
 Cash and cash equivalents at end of period                                  $16.7           $6.0
                                                                          ===========      ===========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000
(All Information is Unaudited)

1.   Basis of Presentation

The consolidated interim financial statements of Tosco Corporation and subsidiaries (“Tosco” or the “Company”) reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows. Such interim financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 1999 Annual Report on Form 10-K.

2.   Inventories

(Millions of Dollars) Refineries (LIFO):	March 31, 2000	December 31, 1999
Raw materials Intermediates Finished products	$ 428.5 272.9 443.7	$ 419.7 231.9 348.8
Retail (FIFO):
Merchandise Gasoline and diesel Other	126.4 50.3 0.3	125.3 47.3 0.4
$ 1,322.1	$ 1,173.4
=======	=======

At March 31, 2000 and December 31, 1999, the excess of replacement cost (FIFO) over carrying value (LIFO) of the Company’s refinery inventories was $576.1 million and $304.7 million, respectively.

3.   Property, Plant, and Equipment

On February 29, 2000, the Company began operating retail systems consisting of approximately 1,740 retail gasoline and convenience outlets acquired from Exxon Corporation and Mobil Oil Corporation (collectively “ExxonMobil”) for $860.0 million, plus transaction costs (Note 6). Tosco also acquired certain undeveloped sites and is acquiring certain distribution terminals, all of which ExxonMobil is divesting under a Federal Trade Commission consent decree (collectively the “ExxonMobil Acquisition”). The acquired outlets comprise the Exxon system from New York through Maine (the “Northeast Territory”) and the Mobil system from New Jersey through Virginia (the “Middle Atlantic Territory”). The outlets include approximately 685 owned or leased sites and 1,055 open dealer and branded distributor sites. Tosco has exclusive rights to the “Exxon” brand in the Northeast Territory and the “Mobil” brand in the Middle Atlantic Territory for ten years.

4.   Revolving Credit Facility

(Millions of Dollars)	March 31, 2000	December 31, 1999
Cash borrowings outstanding Letters of credit Total utilization Availability Total facility amount	$ 229.0 22.8 251.8 498.2 $ 750.0	$ 106.0 63.3 169.3 730.7 $ 900.0
=======	=======

On February 8, 2000, the Company amended and restated its Revolving Credit Facility (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility provides the Company with a $750.0 million uncollateralized revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. Facility A (for $375.0 million) matures on February 8, 2005 and Facility B (for $375.0 million) matures on February 7, 2001. At the Company’s option and the lenders’ consent, Facility B may be renewed annually until February 7, 2005. At the Company’s option, any outstanding balance under Facility B can be converted into a two-year non-amortizing term note.

5.   Long-Term Debt

On February 15, 2000, the Company issued $400.0 million of 8.125% Notes due on February 15, 2030 (the “8.125% Notes”). Interest on the 8.125% Notes is payable each February 15 and August 15, commencing on August 15, 2000. The proceeds from the 8.125% Notes were used to finance a portion of the ExxonMobil Acquisition.

6.   Operating Leases

In connection with the ExxonMobil Acquisition, certain of the acquired gasoline and convenience outlets were purchased directly from ExxonMobil by a special purpose entity that leased the sites to the Company pursuant to a long-term operating lease. The lease provides the Company the option to purchase, at agreed-upon contracted prices, (a) a portion of the leased assets for resale to unaffiliated parties during the term of the lease, and (b) not less than all of the leased assets at the end of the lease. The Company may cancel the lease subject to the lessor receiving certain guaranteed minimum sales values for the assets. A portion of minimum annual rentals varies with commercial paper interest rates. This lease extends through February 2010.

7.   Commitments and Contingencies

There are various legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages not covered by insurance that in the aggregate would be material to the business or operations of the Company.

Under the terms of the 76 Products Acquisition, Unocal could have received up to $250.0 million of contingent participation payments over the seven year period following the acquisition if retail market conditions and/or California Air Resources Board (“CARB”) gasoline margins increased above specified levels. In December 1999 and January 2000, Tosco paid Unocal $50.0 million in settlement of retail participation obligations for prior and future periods. In addition, the remaining maximum contingent payment, related to improvements in CARB gasoline margins, was reduced to $100.0 million. The $50.0 million participation payment was capitalized and is being depreciated and amortized over the remaining useful lives of the acquired assets.

Litigation between Unocal and certain petroleum refiners has contested the validity of patents held by Unocal covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by certain refiners. The Company is not a party to the patent litigation. Under the terms of the 76 Product Acquisition, the Company has no liability to Unocal for any possible past infringement of the patents, including to the date of final resolution of the matter, which, considering appeals, is uncertain.

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

In the normal course of business, the Company has entered into numerous crude oil and feedstock supply contracts, finished product sale and exchange agreements, and transportation contracts. Because of the market related pricing structure and/or generally short-term nature of these contracts, they are not expected to negatively impact the Company’s future operating results.

8.   Business Segments

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

Summarized financial information by segment for the three-month periods ended March 31, 2000 and 1999 is as follows:

                                                          Operating Segments
                                                   ------------------------------      Nonoperating    Consolidated
 2000 (Millions of Dollars)                           Refining          Marketing       Segment          Total
                                                   --------------    -------------    --------------    ----------
 Total sales                                       $     3,822.5     $     1,813.0    $       -         $ 5,635.5
 Intersegment sales                                     (1,000.5)             (4.8)                      (1,005.3)
                                                   -------------     -------------    --------------   ------------
 Third party sales                                 $     2,822.0     $     1,808.2    $      -         $  4,630.2
                                                   =============     =============    ==============   ============

 Operating contribution (a)                        $       247.0     $        70.0    $      -         $    317.0
 Depreciation and amortization                             (41.9)            (35.5)          (0.4)          (77.8)
 Net interest (expense) income                             (19.1)            (15.7)           0.9           (33.9)
 Income (loss) before income taxes and
   distributions on Trust Preferred Securities             161.6             (27.8)          (3.6)          130.2

 Capital and Turnaround expenditures               $        99.5     $        53.5    $       -        $    153.0

                                                          Operating Segments
                                                   ------------------------------     Nonoperating     Consolidated
 1999 (Millions of Dollars)                           Refining          Marketing       Segment           Total
                                                   --------------    -------------    --------------    ----------
 Total sales                                       $     1,829.7     $     1,230.0    $       -        $  3,059.7
 Intersegment sales                                       (418.3)             (3.7)                        (422.0)
                                                   -------------     -------------    --------------   -------------
 Third party sales                                 $     1,411.4     $     1,226.3    $      -         $  2,637.7
                                                   =============     =============    ==============   =============

 Operating contribution (a)                        $       115.9     $       126.8    $       -        $    242.7
 Depreciation and amortization                             (48.6)            (33.7)          (0.3)          (82.6)
 Net interest (expense) income                             (19.3)            (12.4)           0.6           (31.1)
 Income (loss) before income taxes and
   distributions on Trust Preferred Securities              28.0              26.9           (3.4)           51.5

 Capital and Turnaround expenditures               $        48.7     $        51.2    $       -        $     99.9

(a)   Operating contribution is calculated as sales minus cost of sales.

Summarized total assets by segment as of March 31, 2000 and December 31, 1999 is as follows:

                                                         Operating Segments
                                                   ------------------------------   Nonoperating   Consolidated
     (Millions of Dollars)                           Refining          Marketing     Segment         Total
                                                   -------------    -------------  -------------    ----------
     March 31, 2000                                $   3,957.0      $  2,854.3     $   88.0         $ 6,899.3
     December 31, 1999                                 3,677.3         2,442.2         92.9           6,212.4

9.   Subsequent Events

On April 6, 2000, the Company signed a letter of intent with Equilon Enterprises LLC (a joint venture of Texaco Inc. and Shell Oil Co.) to purchase Wood River Refinery and Chemical Complex, both located in Roxana, Illinois, for $420 million plus the cost of inventories (the “Wood River Acquisition”). The Wood River Refinery has a refining capacity of 295,000 barrels per day. The anticipated closing for this transaction is June 2000. Completion of the transaction is subject to satisfaction of certain conditions, including obtaining regulatory approvals and the execution of definitive agreements.

On April 28, 2000, the Company issued $200.0 million of 8.125% Notes due on February 15, 2030 (the “Additional 8.125% Notes”). Interest on the Additional 8.125% Notes is payable each February 15 and August 15, commencing on August 15, 2000. The Company anticipates that on May 16, 2000 it will issue $150.0 million of Series A floating rate notes due November 16, 2001 (the "Series A Notes") and $150.0 million of Series B floating rate notes due May 16, 2001 (the "Series B Notes") (collectively the “Floating Rate Notes”). Interest on the Floating Rate Notes will be payable quarterly in arrears beginning on August 16, 2000. The Series A Notes will not be redeemable prior to November 16, 2000. Subsequent to that date, the Series A Notes will be redeemable, in whole but not in part, at the Company’s option on each interest payment date at 100% of the principal amount plus accrued interest. The Series B Notes will not be redeemable prior to maturity. The net proceeds from the Additional 8.125% Notes and Floating Rate Notes are intended to be used to finance a portion of the Wood River Acquisition.

10.   New Accounting Standard

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for the three month period ended March 31, 2000 should be read in conjunction with MD&A included in the Tosco Corporation (“Tosco”) 1999 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco’s results of operations and capitalization over the five year period 1995 through 1999. This MD&A updates that data.

On February 29, 2000, Tosco acquired and began operating retail systems consisting of approximately 1,740 retail gasoline and convenience outlets from Exxon Corporation and Mobil Oil Corporation (collectively “ExxonMobil’) for $860 million (the “ExxonMobil Acquisition”). See Note 3 to the Consolidated Financial Statements.

Results of Operations

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------------
(Millions of Dollars, Except Per Share Data)                   2000           1999
                                                          -------------   -----------
Sales                                                     $   4,630.2     $  2,637.7
Cost of sales                                                (4,313.2)      (2,395.0)
                                                          -----------     ------------
Operating contribution                                          317.0          242.7
Depreciation and amortization                                   (77.8)         (82.6)
Selling, general, and administrative expenses                   (75.1)         (77.5)
Interest expense, net                                           (33.9)         (31.1)
                                                          -----------     ------------
Income before income taxes and distributions on
  Trust Preferred Securities                                    130.2           51.5
Income taxes                                                    (52.7)         (21.1)
                                                          -----------     ------------
Income before distributions on Trust Preferred Securities        77.5           30.4
Distributions on Trust Preferred Securities, net of
  income tax benefit                                             (2.6)          (2.5)
                                                          -----------     ------------
Net income                                                $      74.9     $     27.9
                                                          ===========     ============

Diluted earnings per share (a)                            $      0.50     $     0.18
                                                          ===========     ============

(a)    Earnings per share throughout MD&A are expressed on a diluted basis.

Refining Data Summary (a)

                                                            Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2000            1999
                                                          -------------     ---------

Average charge barrels input per day (b):
     Crude oil                                               786,100          739,500
     Other feed and blending stocks                           82,300           81,800
                                                          -------------    -------------
                                                             868,400          821,300
                                                          =============    =============

Average production barrels produced per day (b):
     Clean products (c)                                      729,900          701,400
     Other finished products                                 138,000          115,300
                                                          -------------    -------------
                                                             867,900          816,700
                                                          =============    =============

Operating margin per charge barrel (d)                    $     5.88       $     4.28
                                                          =============    =============
(a)	The Refining Data Summary presents the operating results of the following refineries:

-   Bayway Refinery, located on the New York Harbor.
-   Ferndale Refinery, located on Washington's Puget Sound.
-   Los Angeles Refinery System, comprised of two refineries in Los Angeles.
-   San Francisco Area Refinery System, comprised of the Rodeo-Santa Maria complex and the Avon Refinery. (The Avon Refinery was shutdown in March 1999 for a safety review following a fire at a crude unit on February 23, 1999. All major processing units had been restarted by the end of July 1999.)
-   Trainer Refinery, located near Philadelphia.

(b)	A barrel is equal to 42 gallons.

(c)	Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d)	Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels.

Retail Data Summary

                                                 Three Months Ended
                                                         March 31,
                                                     2000           1999
                                                    --------    --------
Volume of fuel sold (millions of gallons)           1,259.8     1,085.2
Blended fuel margin (cents per gallon) (a)              6.1        11.3
Number of gasoline stations at period end (b)         5,818       4,203

Merchandise sales (millions of dollars)            $  502.7     $ 500.4
Merchandise margin (percentage of sales)               28.3%       30.3%
Number of merchandise stores at period end (b)        2,170       2,152

Other retail gross profit (millions of dollars)    $   35.2     $  28.2

(a)  Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

(b)  The gasoline station and merchandise store counts at March 31, 2000 include sites acquired in the ExxonMobil Acquisition.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Tosco earned net income of $75 million ($0.50 per share) on sales of $4.63 billion during the first quarter of 2000, compared to earnings of $28 million ($0.18 per share) on sales of $2.64 billion in the corresponding period of 1999. The increase in sales for the 2000 first quarter compared to the 1999 first quarter of $1.99 billion was primarily due to higher petroleum product prices, increased East Coast production, and the ExxonMobil Acquisition. East Coast production during the 1999 first quarter was reduced due to the turnaround of the Bayway Refinery cat cracker.

Tosco generated an operating contribution (sales less cost of sales) of $317 million for the first quarter of 2000, compared to $243 million in the corresponding period in 1999. The increase of $74 million was attributable to refining (increase of $131 million) and retail (reduction of $57 million) operations.

Refining operating contribution was $247 million for the 2000 first quarter, compared to $116 million in the 1999 first quarter. This increase of $131 million was primarily attributable to improved East Coast operating margin per charge barrel ($5.39 in 2000 compared to $1.98 in 1999) and higher East Coast production volumes (457,300 barrels per day (“B/D”) in 2000 compared to 403,200 B/D in 1999). West Coast production volumes during the 2000 first quarter were approximately consistent with the 1999 first quarter because of turnarounds during 2000 of the Ferndale Refinery and the Rodeo-Santa Maria Complex’s unicracker and the stand-down of the Avon Refinery in 1999.

Retail operating contribution was $70 million for the quarter ended March 31, 2000, compared to $127 million in the comparable period in 1999. The decline of $57 million was primarily attributable to reduced fuel sales margins (6.1 cents per gallon compared to 11.3 cents per gallon in 1999) and lower merchandise margins (28.3% versus 30.3%). Fuel sales margins, especially on the West Coast, were compressed due to the lag in recovering higher wholesale prices.

Depreciation and amortization for the quarter ended March 31, 2000 was $78 million, compared to $83 million in the comparable 1999 period. Depreciation and amortization for 1999 includes amortization costs of $4.5 million due to the acceleration of the Bayway cat cracker turnaround.

Selling, general, and administrative (“SG&A”) expenses for 2000 decreased by $1 million compared to the corresponding period in 1999, principally due to lower incentive compensation accruals for Tosco’s retail division. This decrease was partially offset by increased SG&A costs associated with the Exxon Mobil Acquisition.

The increase in net interest expense of $3 million is primarily due to the ExxonMobil Acquisition and higher interest rates under the Amended Revolving Credit Facility.

Tosco reduced its effective income tax rate in 2000 to 40.5%, from 41.0% in 1999, based on an evaluation of projected state income taxes after factoring in the ExxonMobil Acquisition.

Outlook

Results of operations are primarily determined by the operating efficiency of the refineries, and by refining and retail fuel margins. All of Tosco’s refineries are expected to operate at or near capacity during the 2000 second quarter. Tosco is not able to predict the level of refinery and retail fuel operating margins for the balance of 2000 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by becoming more efficient in all areas of operations without compromising safety, reliability, or environmental compliance.

On April 6, 2000, Tosco signed a letter of intent with Equilon Enterprises LLC (a joint venture of Texaco Inc. and Shell Oil Co.) to purchase the Wood River Refinery and Chemical Complex, both located in Roxana, Illinois, for $420 million (the “Wood River Acquisition”). The Wood River Refinery has a refining capacity of 295,000 barrels per day. The anticipated closing for this transaction is June 2000. Completion of the transaction is subject to satisfaction of certain conditions, including obtaining regulatory approvals and the execution of definitive agreements. The purchase price, including working capital requirements, is expected to be derived from a combination of available cash, the issuance of notes, and borrowings under the Amended Revolving Credit Facility. See Note 9 to the Consolidated Financial Statements. The Wood River Acquisition is expected to be accretive to earnings. Tosco continues to review opportunities to acquire assets which are accretive to earnings.

Cash Flows

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $12 million during the three-month period ended March 31, 2000. Cash used in operating activities of $46 million and investing activities of $483 million exceeded cash provided by financing activities of $517 million.

Net cash used in operating activities of $46 million was due to a net increase in operating assets and liabilities of $212 million which was partially offset by cash earnings (net income plus depreciation, amortization, and other non-cash charges) of $164 million and other sources of $2 million. The net increase in operating assets and liabilities reflects higher inventory volumes and the increase in product prices that occurred in 2000.

Net cash used in investing activities totaled $483 million due to the ExxonMobil Acquisition of $316 million, capital and turnaround expenditures of $116 million and $37 million, and other uses of $14 million.

Net cash provided by financing activities totaled $517 million, due to net borrowings under the revolving credit facility of $123 million, proceeds from a public debt offering of $400 million (to fund a portion of the ExxonMobil Acquisition), and other sources of $4 million partially offset by dividend payments of $10 million.

Liquidity and Capital Resources

At March 31, 2000, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the Revolving Credit Facility) totaled $572 million, a $241 million decrease compared to the December 31, 1999 balance of $813 million. Cash and cash equivalents decreased by $12 million, marketable securities and deposits increased by $3 million, and availability under the Revolving Credit Facility decreased by $232 million. The decrease in availability under the Revolving Credit Facility reflects Tosco’s election to amend and restate the Revolving Credit Facility to a $750 million facility from the $900 million facility existing at December 31, 1999 and additional borrowings under the line in 2000 to finance increased working capital requirements.

At March 31, 2000, total shareholders’ equity was $2.18 billion, a $74 million increase compared to the December 31, 1999 balance. This increase was due to net income of $75 million, other sources of $9 million, and dividend payments of $10 million. Debt (current and long-term debt and the Revolving Credit Facility) increased by $523 million to $1.98 billion at March 31, 2000 due to net borrowings under the Revolving Credit Facility and the issuance of the 8.125% public notes. These borrowings were used to finance increased working capital requirements, to fund a portion of the ExxonMobil and Wood River Acquisitions, and for general corporate purposes. Accordingly, the ratio of long-term debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders’ equity) increased to 44% at March 31, 2000 compared to the December 31, 1999 ratio of 38%. Tosco intends to issue equity securities in 2000 to reduce its debt to capitalization ratio. Accordingly, Tosco suspended its previously authorized program to acquire up to $300 million of its equity securities.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. On February 15, 2000 and April 28, 2000, Tosco issued $400 million and $200 million, respectively, of 8.125% Notes due in 2030 in a public offering pursuant to the shelf registration statement. At April 30, 2000, Tosco has $179 million remaining and available pursuant to this shelf registration statement.

The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months, including repayment of the $125 million notes payable due on July 15, 2000.

Capital Expenditures

During the first three months of 2000, Tosco spent $153 million on capital and turnaround expenditures ($63 million for refining capital, $37 million for turnarounds, and $53 million for marketing capital), all of which were budgeted for 2000. Refining capital expenditures include $18 million for construction of a polypropylene plant at the Bayway Refinery. Turnaround expenditures were primarily for turnaround projects at the Ferndale Refinery and the Rodeo-Santa Maria Complex unicracker. Marketing capital expenditures were primarily for upgraded equipment at existing sites, including rebranding sites in the Northwest and Southeast. Tosco intends to finance its 2000 capital additions, including continued construction of the Bayway Refinery polypropylene plant, through cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

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

Forward Looking Statements

Tosco has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, projected costs, projected savings, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as “anticipates,” “intends,” “expects,” “plans,” “believes,” “estimates,” or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

In addition to factors previously disclosed by Tosco and factors identified elsewhere herein, certain other factors could cause actual results to differ materially from such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Tosco, or persons acting on behalf of Tosco, are expressly qualified in their entirety by reference to such factors.

Tosco’s forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, Tosco assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a.  Exhibits:

     27  -  Financial Data Schedule (filed electronically only)

b.  Reports on Form 8-K:

     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOSCO CORPORATION (Registrant)

Date: May 12, 2000	By: /s/ ROBERT I. SANTO (Robert I. Santo) Vice President and Chief Accounting Officer