Form 10-Q
period 2000-06-30
TOSCO CORP
filed 2000-08-14
CIK 74091

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to _________________

Commission file number 1-7910

TOSCO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-1865716 (I.R.S. Employer Identification No.)

1700 East Putnam Road, Suite 500 Old Greenwich, Connecticut (Address of principal executive offices)	06902 (Zip Code)

                      72 Cummings Point Road, Stamford, CT 06870
(former address if changed since last report)

Registrant's telephone number, including area code:  (203)   698-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [   ] No

        Registrant’s Common Stock outstanding at July 31, 2000 was 144,566,998 shares.

TOSCO CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
For the Quarterly Period Ended June 30, 2000

Page(s)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	2

Consolidated Statements of Income for the three and six-month periods ended June 30, 2000 and 1999	3

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999	4

Notes to Consolidated Financial Statements	5-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six-month periods ended June 30, 2000	10-15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signature	18

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

                                                        June 30,     December 31,
                                                          2000          1999
                                                      -------------  -----------
                                                       (Unaudited)

 ASSETS
 Current assets:
     Cash and cash equivalents                             $9.2        $28.3
     Marketable securities and deposits                   102.0         53.8
     Trade accounts receivable, less allowance for
        uncollectibles of $19.7 (2000) and $17.9 (1999)   520.7        273.5
     Inventories, net                                   1,777.4      1,173.4
     Prepaid expenses and other current assets            103.2        115.5
                                                      -----------    ----------

          Total current assets                          2,512.5      1,644.5

 Property, plant, and equipment, net                    4,601.2      3,675.2
 Deferred turnarounds, net                                193.3        176.7
 Intangible assets (primarily tradenames),
   less accumulated amortization of
   $65.9 (2000) and $56.9 (1999)                          575.4        582.3
 Other deferred charges and assets                        179.7        133.7
                                                      -----------  ------------
                                                       $8,062.1     $6,212.4
                                                      ===========  ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                  $1,281.6       $857.7
     Accrued expenses and other current liabilities       854.8        673.6
     Current maturities of long-term debt                   1.6          1.4
     Deferred income taxes                                 83.7         74.4
                                                      -----------  ------------
              Total current liabilities                 2,221.7      1,607.1

 Revolving credit facility                                215.0        106.0
 Long-term debt                                         2,252.5      1,352.9
 Accrued environmental costs                              233.0        239.3
 Deferred income taxes                                    281.6        283.6
 Other liabilities                                        241.6        215.2
                                                      ------------ ------------
              Total liabilities                         5,445.4      3,804.1

 Company-obligated, mandatorily redeemable,
  convertible preferred securities of
  Tosco Financing Trust, holding solely 5.75%
  convertible junior subordinated debentures of
  Tosco Corporation ("Trust Preferred Securities")        300.0       300.0
                                                      ----------    -----------
 Shareholders' equity:
     Common stock, $.75 par value, 250.0 shares
       authorized, 177.8 shares issued                    133.6       133.6
     Additional paid-in capital                         2,038.3     2,033.4
     Retained earnings                                    924.9       725.2
     Treasury stock, at cost                             (780.1)     (783.9)
                                                      ----------    -----------
              Total shareholders' equity                2,316.7     2,108.3
                                                      ----------   ------------
                                                       $8,062.1    $6,212.4
                                                      ==========   ============

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

                                           Three-Months Ended June 30,     Six-Months Ended June 30,
                                           2000            1999             2000            1999
                                           --------------------------      -------------------------
 Sales                                    $5,594.7        $3,678.4         $10,224.9       $6,316.1

 Cost of sales                            (5,134.7)       (3,346.8)         (9,447.9)      (5,741.8)
 Depreciation and amortization               (87.4)          (75.0)           (165.2)        (157.6)
 Special items:
      Avon Refinery start-up costs                           (39.3)                           (39.3)
      Gain on sale of retail assets in
        non-core markets                                      40.5                             40.5
 Selling, general, and administrative
    expenses                                 (84.2)          (80.5)           (159.3)        (158.0)
 Interest expense                            (42.9)          (30.7)            (78.3)         (63.0)
 Interest income                               2.4             1.2               3.9            2.4
                                         -------------    ------------     ------------     ---------
 Income before income taxes and
    distributions on Trust
    Preferred Securities                     247.9           147.8             378.1          199.3
 Income taxes                               (100.4)          (60.7)           (153.1)         (81.7)
                                         -------------    ------------     ------------     ---------
 Income before distributions on
    Trust Preferred Securities               147.5            87.1             225.0          117.6
 Distributions on Trust Preferred
    Securities, net of income tax
    benefit of $1.7 (three month periods)
    and $3.5 (six month periods)              (2.5)           (2.5)             (5.1)         (5.1)
                                        -------------    ------------     ------------     ----------
 Net income                                 $145.0           $84.6            $219.9        $112.5
                                        =============    ============     ============     ==========

      BASIC EARNINGS PER SHARE

 Earnings used for computation of
    basic earnings per share                $145.0           $84.6            $219.9        $112.5
 Weighted average common shares
   outstanding                               144.5           152.5             144.4         152.4
                                        -------------    ------------     ------------     ----------
 Basic earnings per share                    $1.00           $0.56             $1.52         $0.74
                                        =============    ============     ============     ==========

      DILUTED EARNINGS PER SHARE

 Earnings used for computation of
   diluted earnings per share               $147.5           $87.1            $225.0         $117.6
                                        -------------    ------------     ------------     ----------
 Weighted average common shares
   outstanding                               144.5           152.5             144.4          152.4
 Assumed conversion of dilutive
   stock options                               2.5             3.5               2.2            3.4
 Assumed conversion of Trust
   Preferred Securities                        9.1             9.1               9.1            9.1
                                       -------------    ------------     ------------      ----------
 Weighted average common and common
   equivalent shares used for
   computation of diluted earnings
   per share                                 156.1           165.1             155.7          164.9
                                       -------------    ------------     ------------     -----------
 Diluted earnings per share                  $0.95           $0.53             $1.44          $0.71
                                       =============    ============     ============     ===========
      DIVIDENDS PER SHARE

 Dividends per share                         $0.07           $0.07             $0.14          $0.13
                                       =============    ============     ============     ===========

 The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

                                                           Six-Months Ended June 30,
                                                            2000            1999
                                                           ------------------------

 Cash flows from operating activities:
 Net income                                                 $219.9          $112.5
 Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                          165.2           157.6
      Provision for bad debts                                  4.9             6.3
      Gain on sale of retail assets in non-core markets                      (40.5)
      Deferred income provision (benefit)                      7.3           (41.6)
      Changes in operating assets and liabilities, net        18.0            27.9
 Other, net                                                    6.2            13.9
                                                           -------          ------

 Net cash provided by operating activities                   421.5           236.1
                                                           -------          ------

 Cash flows from investing activities:
 Net increase in marketable securities and deposits          (48.2)           3.2
 Purchase of property, plant, and equipment                 (270.8)        (211.5)
 Acquisition of ExxonMobil retail system                    (355.2)
 Acquisition of Wood River Refinery (Note 3)                (688.1)
 Proceeds on sale of property, plant, and equipment           14.0          140.3
 Deferred turnaround spending                                (51.3)         (67.7)
 Net (increase) decrease in deferred charges and
     other assets                                            (34.7)          32.1
 Other, net                                                    1.5           (7.5)
                                                           -------          ------

 Net cash used in investing activities                    (1,432.8)        (111.1)
                                                           -------          ------

 Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit
     facilities                                              109.0         (116.0)
 Proceeds from note and debenture offerings (Note 6)         900.0
 Payments under long-term debt agreements                     (0.6)          (0.4)
 Dividends paid on common stock                              (20.2)         (19.8)
 Other, net                                                    4.0            3.4
                                                           -------          ------

 Net cash provided by (used in) financing activities         992.2         (132.8)
                                                           -------          ------

 Net decrease in cash and cash equivalents                  (19.1)           (7.8)
 Cash and cash equivalents at beginning of period            28.3            31.3
                                                           -------          ------

 Cash and cash equivalents at end of period                  $9.2            $23.5
                                                           =======          ======

 The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2000
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

2.  Inventories

                                              June 30,        December 31,
     (Millions of Dollars)                      2000             1999
                                            -------------    -------------
     Refineries (LIFO):
       Raw materials                        $  648.4         $  419.7
       Intermediates                           260.6            231.9
       Finished products                       685.4            348.8
     Retail (FIFO):
       Merchandise                             128.0            125.3
       Gasoline and diesel                      54.8             47.3
       Other                                     0.2              0.4
                                            --------        ----------
                                            $1,777.4         $1,173.4
                                            ========        ==========

At June 30, 2000 and December 31, 1999, the excess of replacement cost (FIFO) over carrying value (LIFO) of the Company’s refinery inventories was $626.7 million and $304.7 million, respectively.

3.  Property, Plant, and Equipment

On June 1, 2000, the Company purchased the Wood River Refinery and Chemical Complex, both located in Roxana, Illinois, from Equilon Enterprises LLC (“Equilon”) (the “Wood River Acquisition”). The purchase price, including inventories, of $807.0 million consisted of cash and liabilities assumed. The purchase price allocation is currently in progress. The Wood River Refinery has a refining capacity of 295,000 barrels per day. As part of the Wood River Acquisition, the Company entered into a product off-take agreement with an affiliate of Equilon for a substantial portion of Wood River’s gasoline and diesel production. The initial term of this agreement is fifteen years with mutual options to extend thereafter.

4.  Accrued Expenses

Restructuring accrual activity for the six-month period ended June 30, 2000 is summarized below:

                                      Balance at                                            Balance at
                                      December 31,       Charges and     Utilization and    June 30,
(Millions of Dollars)                    1999           (Recoveries)       Spending          2000
                                      -------------    -------------    ----------------  ------------
San Francisco Area Refinery exit
    costs (a)                            $16.7           $(12.4)          $(2.9)           $  1.4
Lubricant manufacturing
    operations (b):
    Impairment of assets                                    4.6            (4.6)
    Exit costs                                              1.3                               1.3
    Employee termination costs                              2.7                               2.7
                                      -------------    -------------    -------------       ----------
                                         $16.7           $ (3.8)         $ (7.5)           $  5.4
                                      =============    =============    =============      ===========
(a)	During June 2000, management decided that certain restructuring activities associated with the San Francisco Area Refinery would not occur as originally contemplated (Note 9). Accordingly, restructuring cost accruals totaling $12.4 million were reversed to cost of sales in the 2000 second quarter.

(b)	During June 2000, the Company recorded a $8.6 million charge to cost of sales related to the restructuring of its lubricant manufacturing operations. The restructuring plan includes targeted employee downsizing, streamlined changes in operations, and re-distribution of some product channels.

5.  Revolving Credit Facility

                                                  June 30,    December 31,
     (Millions of Dollars)                          2000         1999
                                                ----------    ----------
     Cash borrowings outstanding                    $215.0        $106.0
     Letters of credit                               181.3          63.3
                                                ----------    ----------
     Total utilization                               396.3         169.3
     Availability                                    353.7         730.7
                                                ----------    ----------
     Total facility amount (Note 9)                 $750.0        $900.0
                                                ==========    ==========

On February 8, 2000, the Company amended and restated its Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility now provides the Company with a $750.0 million uncollateralized revolving credit facility that is available for working capital and general corporate purposes, including acquisitions (Note 9). Facility A (for $375.0 million) matures on February 8, 2005 and Facility B (for $375.0 million) matures on February 7, 2001. At the Company’s option and the lenders’ consent, Facility B may be renewed annually until February 7, 2005. At the Company’s option, any outstanding balance under Facility B can be converted into a two-year non-amortizing term note.

6.  Long-Term Debt

The Company issued, on February 15, 2000, $400.0 million of 8.125% Notes and on April 28, 2000, issued $200.0 million of 8.125% Notes, both due February 15, 2030 (collectively the “8.125% Notes”). Interest on the 8.125% Notes is payable each February 15 and August 15, commencing on August 15, 2000. The proceeds from the 8.125% Notes were used to finance a portion of the ExxonMobil and Wood River Acquisitions.

On May 16, 2000, the Company issued $150.0 million of Series A floating rate notes due November 16, 2001 (the “Series A Notes”) and $150.0 million of Series B floating rate notes due May 16, 2001 (the “Series B Notes”) (collectively the “Floating Rate Notes”). Interest on the Floating Rate Notes will be payable quarterly in arrears beginning on August 16, 2000. The Series A Notes are not redeemable prior to November 16, 2000. Subsequent to that date, the Series A Notes will be redeemable, in whole but not in part, at the Company’s option on each interest payment date at 100% of the principal amount plus accrued interest. The Series B Notes are not redeemable prior to maturity. The net proceeds from the Floating Rate Notes were used to finance a portion of the Wood River Acquisition.

7.  Commitments and Contingencies

There are various legal proceedings and claims pending against the Company that are common to its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that these suits will not result in monetary damages not covered by insurance that would be material to the business or operations of the Company.

Under the terms of the 76 Products Acquisition, Unocal could have received up to $250.0 million of contingent payments over the seven year period following the acquisition if retail market conditions and/or California Air Resources Board (“CARB”) gasoline margins increased above specified levels. In December 1999 and January 2000, Tosco paid Unocal $50.0 million in settlement of retail portion for prior and future periods. In addition, the remaining maximum contingent payment, related to improvements in CARB gasoline margins, was reduced to $100.0 million. The $50.0 million contingent payment was capitalized and is being depreciated and amortized over the remaining useful lives of the acquired assets.

Litigation between Unocal and certain petroleum refiners has contested the validity of patents held by Unocal covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by these refiners. The Company is not a party to the patent litigation. Under the terms of the 76 Products Acquisition, the Company has no liability to Unocal for any possible past infringement of the patents, including to the date of final resolution of the matter, which, considering appeals, is uncertain.

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

8.  Business Segments

The Company has two operating business segments: refining and marketing. The refining segment includes the acquisition of crude oil and other feedstocks, the production of petroleum products, and the distribution and sale of petroleum products to wholesale customers and the marketing segment. The marketing segment includes the sale of petroleum products and merchandise through company owned gasoline stations and convenience stores, and branded dealers and jobbers. The nonoperating segment consists of corporate activities and certain nonoperating subsidiaries.

Summarized financial information by segment for the three and six-month periods ended June 30, 2000 and 1999 is as follows:

Three Months Ended                            Operating Segments         Nonoperating      Consolidated
June 30, 2000 (Millions of Dollars)       Refining          Marketing       Segment            Total
                                       --------------    -------------  --------------    -------------
Total sales                            $     4,594.4     $     2,439.1  $         -       $     7,033.5
Intersegment sales                          (1,436.8)             (2.0)                        (1,438.8)
                                       -------------     -------------  --------------    -------------
Third party sales                      $     3,157.6     $     2,437.1  $        -        $     5,594.7
                                       =============     =============  ==============    =============

Operating contribution (a)             $       303.3     $       156.7  $         -       $       460.0
Depreciation and amortization                  (48.8)            (38.2)          (0.4)            (87.4)
Net interest (expense) income                  (22.4)            (19.0)           0.9             (40.5)
Income (loss) before income taxes and
  distributions on Trust Preferred
  Securities                                   211.3              40.5           (3.9)            247.9

Capital and Turnaround expenditures    $       107.4     $        61.8  $         -       $       169.2

Three Months Ended                             Operating Segments           Nonoperating      Consolidated
June 30, 1999 (Millions of Dollars)        Refining          Marketing         Segment            Total
                                        --------------    -------------    --------------    -------------
Total sales                             $     2,746.4     $     1,503.0    $         -       $     4,249.4
Intersegment sales                             (568.1)             (2.9)                            (571.0)
                                        -------------     -------------    --------------    -------------
Third party sales                       $     2,178.3     $     1,500.1    $        -        $     3,678.4
                                        =============     =============    ==============    =============

Operating contribution (a)              $       142.3     $       189.3    $         -       $       331.6
Depreciation and amortization                   (42.1)            (32.6)            (0.3)            (75.0)
Net interest (expense) income                   (17.9)            (11.9)             0.3             (29.5)
Income (loss) before income taxes and
  distributions on Trust Preferred
  Securities                                     24.7             127.7             (4.6)            147.8

Capital and Turnaround expenditures     $       106.3     $        73.0    $         -       $       179.3

Six Months Ended                               Operating Segments           Nonoperating      Consolidated
June 30, 2000 (Millions of Dollars)        Refining          Marketing         Segment            Total
                                        --------------    -------------    --------------    -------------
Total sales                             $     8,417.0     $     4,252.1    $         -       $    12,669.1
Intersegment sales                           (2,437.4)             (6.8)                          (2,444.2)
                                        -------------     -------------    --------------    -------------
Third party sales                       $     5,979.6     $     4,245.3    $        -        $    10,224.9
                                        =============     =============    ==============    =============

Operating contribution (a)              $       550.3     $       226.7    $         -       $       777.0
Depreciation and amortization                   (90.7)            (73.7)            (0.8)           (165.2)
Net interest (expense) income                   (41.5)            (34.7)             1.8             (74.4)
Income (loss) before income taxes
  and distributions on Trust Preferred
  Securities                                    372.9              12.7             (7.5)            378.1

Capital and Turnaround expenditures     $       206.9     $       115.2    $         -       $       322.1

Six Months Ended                              Operating Segments           Nonoperating      Consolidated
June 30, 1999 (Millions of Dollars)       Refining          Marketing         Segment            Total
                                       --------------    -------------    --------------    -------------
Total sales                            $     4,576.1     $     2,733.0    $         -       $     7,309.1
Intersegment sales                            (986.5)             (6.5)                            (993.0)
                                       -------------     -------------    --------------    -------------
Third party sales                      $     3,589.6     $     2,726.5    $        -        $     6,316.1
                                       =============     =============    ==============    =============

Operating contribution (a)             $       258.2     $       316.1    $         -       $       574.3
Depreciation and amortization                  (90.6)            (66.3)            (0.7)           (157.6)
Net interest (expense) income                  (37.2)            (24.3)             0.9             (60.6)
Income (loss) before income taxes
  and distributions on Trust Preferred
  Securitiea                                    52.7             154.6             (8.0)            199.3

Capital and Turnaround expenditures    $       155.0     $       124.2    $         -       $       279.2

     (a) Operating contribution is calculated as sales minus cost of sales.

Summarized total assets by segment as of June 30, 2000 and December 31, 1999 is as follows:

                                                Operating Segments          Nonoperating      Consolidated
     (Millions of Dollars)                 Refining          Marketing       Segment             Total
                                          -------------    -------------   -------------    -------------
     June 30, 2000                       $     5,116.1    $     2,856.3    $        89.7    $     8,062.1
     December 31, 1999                         3,677.3          2,442.2             92.9          6,212.4

9.  Subsequent Events

Avon Refinery Sale

On July 5, 2000, the Company announced that it had entered into an agreement to sell its Avon Refinery, located on San Francisco Bay, to Ultramar Diamond Shamrock Corporation of San Antonio, Texas (“UDS”) for $650.0 million cash at closing plus a contingent payment of up to $150.0 million over the next eight years (the "Avon Refinery Sale"). These contingent payments will be made in the event that refining margins exceed certain defined levels. In addition, UDS will purchase crude oil and hydrocarbon inventories associated with the refinery. The Board of Directors of both companies have approved the transaction. Completion of the Avon Refinery Sale is subject to the satisfaction of certain conditions, including regulatory approvals.

As a condition of the Avon Refinery Sale, the Company is required to defease its $200.0 million Series B First Mortgage Bonds due March 15, 2002 which are collateralized by the Avon Refinery by depositing the principal amount outstanding plus interest accrued to the maturity date with a trustee.

Alliance Refinery Acquisition

On July 13, 2000, the Company announced that it had entered into an agreement to buy the Alliance Refinery in Louisiana from BP Amoco. The purchase price is $660.0 million, plus hydrocarbon inventories. The refinery is a modern 250,000 barrels per day clean fuels and petrochemical complex. The Board of Directors of both companies have approved the transaction. Completion of the purchase is subject to the satisfaction of certain conditions, including regulatory approvals.

Revolving Credit Facility

On July 19, 2000, the Company entered into a $250.0 million Revolving Credit Facility (the “Incremental Revolving Credit Facility”). The Incremental Revolving will be used to increase both facilities of the Company’s existing Revolving Credit Facility on a pro rata basis (Note 4).

Irish National Petroleum Corporation Acquisition

On July 31, 2000, the Company announced that it had entered into an agreement to purchase substantially all of the assets of the Irish National Petroleum Corporation Limited. The principal assets to be acquired are a 75,000 per day refinery located in Cork, Ireland and a 8.5 million barrel deep water crude oil and oil products storage complex in Bantry Bay, Ireland. The purchase price is $100.0 million plus the value of crude oil and products inventory at closing. The purchase has been approved by Tosco’s Board of Directors. Completion of the purchase is subject to the satisfaction of certain conditions, including regulatory approvals.

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

TOSCO CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2000

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for the three and six-month periods ended June 30, 2000 should be read in conjunction with MD&A included in the Tosco Corporation (“Tosco”) 1999 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco’s results of operations and capitalization over the five year period 1995 through 1999. This MD&A updates that data.

On February 29, 2000, the Company began operating retail systems consisting of approximately 1,740 retail gasoline and convenience outlets acquired from Exxon Corporation and Mobil Oil Corporation (collectively “ExxonMobil”) for $860.0 million, plus transaction costs. Tosco also acquired certain undeveloped sites and distribution terminals, all of which ExxonMobil divested under a Federal Trade Commission consent decree (collectively the “ExxonMobil Acquisition”). The acquired outlets comprise the Exxon system from New York through Maine (the “Northeast Territory”) and the Mobil system from New Jersey through Virginia (the “Middle Atlantic Territory”). The outlets include approximately 685 owned or leased sites and 1,055 open dealer and branded distributor sites. Tosco has exclusive rights to the “Exxon” brand in the Northeast Territory and the “Mobil” brand in the Middle Atlantic Territory for ten years.

On June 1, 2000, the Company purchased the Wood River Refinery and Chemical Complex, both located in Roxana, Illinois, for $420 million, plus the cost of inventories from Equilon Enterprises LLC (the “Wood River Acquisition”). See Note 3 to the Consolidated Financial Statements.

Results of Operations

                                                       Three-Months Ended            Six-Months Ended
                                                          June 30,                       June 30,
                                                 ---------------------------   --------------------------
(Millions of Dollars, Except Per Share Data)         2000           1999          2000              1999
                                                 -----------    ----------     -------------   ----------
Sales                                            $   5,594.7    $  3,678.4       $  10,224.9    $ 6,316.1
Cost of sales                                       (5,134.7)     (3,346.8)         (9,447.9)     5,741.8
                                                 -----------    ----------     --------------  ----------
Operating contribution                                 460.0         331.6             777.0        574.3
Depreciation and amortization                          (87.4)        (75.0)           (165.2)      (157.6)
Special items:
     Avon Refinery start-up costs                                    (39.3)                         (39.3)
     Gain on sale of retail assets in non-core
     markets                                                          40.5                           40.5
Selling, general, and administrative expenses          (84.2)        (80.5)           (159.3)      (158.0)
Interest expense, net                                  (40.5)        (29.5)            (74.4)       (60.6)
                                                 -----------    ----------     --------------  ----------
Income before income taxes and distributions on
  Trust Preferred Securities                           247.9         147.8             378.1        199.3
Income taxes                                          (100.4)        (60.7)           (153.1)       (81.7)
                                                 -----------    ----------     --------------  ----------
Income before distributions on Trust Preferred
     Securities                                        147.5          87.1              225.0        117.6
Distributions on Trust Preferred Securities,
  net of income tax benefit                             (2.5)         (2.5)              (5.1)        (5.1)
                                                 -----------    ----------     ---------------  ----------
Net income                                       $     145.0    $     84.6       $      219.9    $   112.5
                                                 ===========    ==========     =============== ===========

Diluted earnings per share (a)                   $        0.95  $    0.53        $      1.44     $    0.71
                                                 =============  ==========      =============  ===========

(a)  Earnings per share throughout MD&A are expressed on a diluted basis.

Refining Data Summary (a)

                                                    Three-Months Ended               Six-Months Ended
                                                         June 30,                       June 30,
                                            ------------------------------     ------------------------
                                                  2000              1999            2000          1999
                                            -------------    -------------     -----------  -----------
Average charge barrels input per day (b):
     Crude oil                                    947,000          684,300         866,500      711,800
     Other feed and blending stocks                84,700           77,200          83,500       79,500
                                            -------------    -------------     -----------  -----------
                                                1,031,700          761,500         950,000      791,300
                                            =============    =============     ===========  ===========

Average production barrels produced per
     day (b):
     Clean products (c)                           870,800          633,700         800,400      667,500
     Other finished products                      155,700          125,600         146,800      120,600
                                            -------------    -------------     -----------  -----------
                                                1,026,500          759,300         947,200      788,100
                                            =============    =============     ===========  ===========

Operating margin per charge barrel (d)      $        5.92    $        4.93      $     5.91  $      4.60
                                            =============    =============     ===========  ===========

(a) The Refining Data Summary presents the operating results of the following refineries:

-	Bayway Refinery, located on the New York Harbor.

-	Ferndale Refinery, located on Washington's Puget Sound.

-	Los Angeles Refinery System, comprised of two refineries in Los Angeles.

-	San Francisco Area Refinery System, comprised of the Rodeo-Santa Maria complex and the Avon Refinery. (The Avon Refinery was shutdown in March 1999 for a safety review following a fire at a crude unit on February 23, 1999. All major processing units had been restarted by the end of July 1999.)

-	Trainer Refinery, located near Philadelphia.

-	Wood River Refinery, located near St. Louis (for the period beginning June 1, 2000)

(b)  A barrel is equal to 42 gallons.

(c) Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d) Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels.

Retail Data Summary

                                                          Three-Months Ended               Six-Months Ended
                                                               June 30,                       June 30,
                                                    ----------------------------   ---------------------------
                                                        2000              1999         2000            1999
                                                    -------------    -----------   -------------    ----------
Volume of fuel sold (millions of gallons)            1,688.4          1,099.3       2,948.2          2,184.5
Blended fuel margin (cents per gallon) (a)              11.1             16.7           9.0             14.0
Number of gasoline stations at period end              5,772            4,064         5,772            4,064

Merchandise sales (millions of dollars)             $  553.7        $   515.0      $1,056.4         $1,015.3
Merchandise margin (percentage of sales)                28.1%            28.5%         28.2%            29.4%
Number of merchandise stores at period end             2,152            2,040         2,152            2,040

Other retail gross profit (millions of dollars)     $   40.2        $    28.4      $   75.4            $56.5

(a) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

Three-Months Ended June 30, 2000 Compared to Three-Months Ended June 30, 1999

Tosco earned net income of $145 million ($0.95 per share) on sales of $5.59 billion during the second quarter of 2000 compared to earnings of $85 million ($0.53 per share) on sales of $3.68 billion in the corresponding period of 1999. The increase in sales of $1.91 billion was primarily due to higher petroleum product prices, increased production, and the ExxonMobil and Wood River Acquisitions. Production during the 1999 second quarter was reduced due to the turnaround of the Bayway Refinery cat cracker and the stand-down of the Avon Refinery for a safety review during the entire 1999 second quarter.

Tosco generated an operating contribution (sales less cost of sales) of $460 million for the second quarter of 2000, compared to $332 million in the corresponding period in 1999. The increase of $128 million was attributable to refining (increase of $161 million) and retail (reduction of $33 million) operations.

Refining operating contribution was $303 million for the 2000 second quarter, compared to $142 million in the 1999 second quarter. This increase of $161 million was primarily attributable to the Wood River Acquisition, improved East Coast (Bayway and Trainer Refineries) operating margin per charge barrel, and higher production volumes. These factors were partially offset by lower West Coast operating margins.

During June 2000, management decided that certain restructuring activities associated with the San Francisco Area Refinery would not occur as originally contemplated. Accordingly, restructuring cost accruals totaling $12.4 million were reversed in the 2000 second quarter. Also, during June 2000, the Company recorded a $8.6 million charge related to the restructuring of its lubricant manufacturing operations. The restructuring plan includes targeted employee downsizing, streamlined changes in operations, and re-distribution of some product channels. The net impact of these two items of $4 million ($2 million after-tax and $0.01 per diluted share) is included in cost of sales. See Notes 4 and 9 to the Consolidated Financial Statements.

Retail operating contribution was $157 million for the quarter ended June 30, 2000, compared to $190 million in the comparable period in 1999. The decline of $33 million was primarily attributable to reduced fuel sales margins (11.1 cents per gallon compared to 16.7 cents per gallon in 1999). This was partially offset by increased fuel volume primarily due to the ExxonMobil Acquisition. Fuel margins were very strong in April 2000 but weakened during May and further declined in June due to the lag in recovering rising wholesale prices.

Depreciation and amortization (“DD&A”) for the quarter ended June 30, 2000 was $87 million, compared to $75 million in the comparable 1999 period. This increase of $12 million is due to several factors. Refinery DD&A increased primarily due to the Wood River Acquisition as well as other capital and turnaround projects that were placed in service subsequent to June 30, 1999. Marketing DD&A increased due to the ExxonMobil Acquisition.

Selling, general, and administrative (“SG&A”) expenses for 2000 increased by $4 million compared to the corresponding period in 1999, principally due to the ExxonMobil Acquisition and, to a lesser degree, the Wood River Acquisition.

The increase in net interest expense of $11 million is primarily due to increased borrowings to finance the ExxonMobil and Wood River Acquisitions and higher interest rates under the Revolving Credit Facility.

Tosco reduced its effective income tax rate in 2000 to 40.5%, from 41.0% in 1999, based on an evaluation of projected state income taxes after factoring in the ExxonMobil Acquisition.

Six-Months Ended June 30, 2000 Compared to Six-Months Ended June 30, 1999

Tosco earned net income of $220 million ($1.44 per share) on sales of $10.22 billion during the six month period ended June 30, 2000, compared to net income of $112 million ($0.71 per share) on sales of $6.32 billion in the corresponding period of 1999. The increase in sales of $3.90 billion was primarily due to higher petroleum product prices, increased production, and the ExxonMobil and Wood River Acquisitions. Production during the first six months of 1999 was reduced due to the turnaround of the Bayway Refinery cat cracker and the stand-down of the Avon Refinery.

Tosco generated an operating contribution (sales less cost of sales) of $777 million for the first six months of 2000, compared to $574 million in the corresponding period in 1999. The increase of $203 million was attributable to refining (increase of $292 million) and retail (reduction of $89 million) operations.

Refining operating contribution was $550 million for the six-month period ended June 30, 2000 compared to $258 million in the comparable 1999 period. This increase of $292 million was primarily attributable to the Wood River Acquisition, improved East Coast (at the Bayway and Trainer Refineries) operating margin per charge barrel, and higher production volumes. These factors were partially offset by lower West Coast operating margins.

Retail operating contribution was $227 million for the first six months of 2000, compared to $316 million in the comparable period in 1999. The decline of $89 million was primarily attributable to reduced fuel sales margins (9.0 cents per gallon compared to 14.0 cents per gallon in 1999). This was partially offset by increased fuel volume primarily due to the ExxonMobil Acquisition.

DD&A for the six month period ended June 30, 2000 was $165 million, compared to $158 million in the comparable 1999 period. This increase of $7 million is primarily due to an increase in refinery DD&A primarily due to the Wood River Acquisition, as well as other capital and turnaround projects that were placed in service subsequent to June 30, 1999, and the ExxonMobil Acquisition. DD&A for 1999 includes amortization costs of $4 million due to the acceleration of the Bayway Refinery cat cracker turnaround.

The increase in net interest expense of $14 million is primarily due to increased borrowings for the ExxonMobil and Wood River Acquisitions and higher interest rates under the Revolving Credit Facility.

Outlook

Results of operations are primarily determined by the operating efficiency of the refineries, and by refining and retail fuel margins. All of Tosco’s refineries are expected to operate at or near capacity during the 2000 third quarter. Tosco is not able to predict the level of refinery and retail fuel operating margins for the balance of 2000 because of the uncertainties associated with oil markets. In view of uncertain operating margins and highly competitive markets, Tosco is committed to improving its results by improving efficiencies in all areas of operations without compromising safety, reliability, or environmental compliance.

On July 5, 2000, Tosco announced that it had entered into an agreement to sell its Avon Refinery, located on San Francisco Bay, to Ultramar Diamond Shamrock Corporation of San Antonio, Texas (the “Avon Refinery Sale”) for $650 million plus a contingent payment of up to $150 million, over the next eight years. These contingent payments, which will be recorded as additional profit upon receipt, will be earned if refining margins exceed certain defined levels. Tosco expects to record a modest profit on the sale of the refinery and inventories. See Note 9 to the Consolidated Financial Statements.

On July 13, 2000, Tosco announced that it had entered into an agreement to buy the Alliance Refinery in Louisiana from BP Amoco (the “Alliance Acquisition”). The purchase price is $660 million, plus hydrocarbon inventories. The refinery, one of the newest in the U.S., is a modern 250,000 barrels per day clean fuels and petrochemical complex. See Note 9 to the Consolidated Financial Statements.

On July 31, 2000, Tosco announced that it had entered into an agreement to purchase substantially all of the assets of the Irish National Petroleum Corporation Limited (the “Irish National Petroleum Acquisition”). The principal assets to be acquired are a 75,000 per day refinery located in Cork, Ireland and a 8.5 million barrel deep water crude oil and oil products storage complex in Bantry Bay, Ireland. See Note 9 to the Consolidated Financial Statements.

Tosco continues to review opportunities to acquire assets that are accretive to earnings.

Cash Flows

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $19 million during the six-month period ended June 30, 2000. Cash used in investing activities of $1.433 billion exceeded cash provided by operating activities of $421 million and financing activities of $992 million.

Net cash provided by operating activities of $421 million was due to cash earnings (net income plus depreciation, amortization, and other non-cash charges) of $397 million, a net decrease in operating assets and liabilities of $18 million, and other sources of $6 million.

Net cash used in investing activities totaled $1.433 billion due to the ExxonMobil Acquisition of $355 million, the Wood River Acquisition of $688 million, capital and turnaround expenditures of $271 million and $51 million, a net increase in commodity deposits of $48 million, and other uses of $20 million.

Net cash provided by financing activities totaled $992 million, due to net borrowings under the revolving credit facility of $109 million, proceeds from a public debt offering of $600 million (to fund a portion of the ExxonMobil and Wood River Acquisitions), proceeds from a $300 million private issuance of floating interest rate notes (to fund a portion of the Wood River Acquisition), and other sources of $3 million partially offset by dividend payments of $20 million.

Liquidity and Capital Resources

At June 30, 2000, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the Revolving Credit Facility) totaled $465 million, a $348 million decrease compared to the December 31, 1999 balance of $813 million. Cash and cash equivalents decreased by $19 million, marketable securities and deposits increased by $48 million (due to the Wood River Acquisition), and availability under the Revolving Credit Facility decreased by $377 million. The decrease in availability under the Revolving Credit Facility reflects Tosco’s election to amend and restate the Revolving Credit Facility to a $750 million facility from the $900 million facility existing at December 31, 1999, additional borrowings under the line in 2000 to finance a portion of Tosco’s acquisitions, and higher letter of credit requirements associated with the Wood River Refinery Acquisition.

At June 30, 2000, total shareholders’ equity was $2.317 billion, a $208 million increase compared to the December 31, 1999 balance. This increase was due to net income of $220 million and other sources of $8 million partially offset by dividend payments of $20 million. Debt (current and long-term debt and the Revolving Credit Facility) increased by $1.009 billion to $2.469 billion at June 30, 2000 due to net borrowings under the Revolving Credit Facility, the issuance of the $600 million of 8.125% public notes, and the issuance of $300 million of floating interest rate notes. These borrowings were used to finance increased working capital requirements, to fund a portion of the ExxonMobil and Wood River Acquisitions, and for general corporate purposes. Accordingly, the ratio of long-term debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, Trust Preferred Securities, and total shareholders’ equity) increased to 48% at June 30, 2000 compared to the December 31, 1999 ratio of 38%.

In January 1997, Tosco filed a shelf registration statement providing for the issuance of up to $1.5 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement. On February 15, 2000 and April 28, 2000, Tosco issued $400 million and $200 million, respectively, of 8.125% Notes due in 2030 in a public offering pursuant to the shelf registration statement. At July 31, 2000, Tosco has $179 million remaining and available pursuant to this shelf registration statement. Tosco plans to file a new shelf registration statement in 2000.

Tosco plans to finance the Alliance Acquisition from proceeds ultimately generated from the Avon Refinery Sale. As a condition of the Avon Refinery Sale, Tosco is required to defease its $200 million Series B First Mortgage Bonds due March 15, 2002 which are collateralized by the Avon Refinery, (the “Bonds”) by depositing the principal amount outstanding plus interest accrued to the maturity date with a trustee. Tosco plans to finance the $200 million defeasement and the Irish National Petroleum Acquisition with available cash and additional borrowings under its credit facilities.

The Revolving Credit Facilities, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months, including repayment of the $125 million notes on July 15, 2000.

Capital Expenditures

During the first six months of 2000, Tosco spent $322 million on capital and turnaround expenditures ($156 million for refining capital, $51 million for turnarounds, and $115 million for marketing capital), all of which were budgeted for 2000. Refining capital expenditures include $55 million for construction of a polypropylene plant at the Bayway Refinery. Turnaround expenditures were primarily for turnaround projects at the Ferndale Refinery and the Rodeo-Santa Maria Complex unicracker. Marketing capital expenditures were primarily for upgraded equipment at existing sites, including rebranding sites in the Northwest and Southeast. Tosco intends to finance its 2000 capital additions, including continued construction of the Bayway Refinery polypropylene plant, through cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

Tosco will invest $375 million over the next five years in its West Coast refineries to produce new clean fuels and increase the yields and efficiencies of its plants.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

A muncipality has filed a complaint against numerous defendants, including Tosco, alleging an additive in gasoline, methyl tertiary butyl ether, has contaminated water supplies. (city of Santa Monica v. Shell Oil Company, et al., Superior Court of California, County of San Francisco, Case No. 313004)

A private litigant, purportedly on behalf of a class of all persons with an interest in real estate that rely on well water, has filed a complaint against all major petroleum refiners, distributors, and retailers in New York, including Tosco, alleging an additive in gasoline, methyl tertiary butyl ether, may have contaminated water supplies. (Berisha, et al. v. Amerada Hess Corporation, et al., Supreme Court, New York County, New York, Index No. 100884/00). Tosco has filed an Answer.

In 1998 a trial court found in Tosco's favor on its claim against Koch Industries (Tosco Corporation v. Sun Company, Inc. (R&M), et al., U.S. District Court, Western District of Oklahoma, Case No. CIV 95 556M). Koch Industries filed an appeal to the 10th Circuit Court of Appeals seeking review of the trial court decision. On M2, 2000 the Court of Appeals affirmed the trial court's judgement. (1999 Form 10-K).

In a case filed by private litigants against all major petroleum refiners, distributors and retailers in California, including Tosco, alleging they have restrained trade and restricted the supply of a certain type of cleaner burning gasoline sold in California, Aguilar, et al. v. Atlantic Richfield Corporation, et al. (Superior Court of California, County of San Diego, Case No. 00700810), the lower court had granted the Defendants' Motions for Summary Judgment, but on reconsideration reveersed its decision granting a new trial. The California Court of Appeals reversed the grant of new trial and affirmed Summary Judgment in Tosco's favor. Plaintifs filed a Petition for Hearing with the California Supreme Court which is expected to be heard in the first half of 2001. (1999 Form 10-K)

A complaint has been filed by the State of California against Tosco alleging that petroleum coke was released into a creek. A civil settlement in principle has been reached. (People of the State of California v. Tosco Refining Company, Superior Court, San Luis Obispo County, Case No. 00-1500).

Item 4.  Submission of Matters to a Vote of Security Holders

On May 18, 2000, the Annual Meeting of Tosco Corporation Stockholders was held. The table below briefly describes the proposals and the results of the shareholder vote:

     I.  Election of Directors

                                                          Withhold
                                         Votes For        Authority
                                      -------------     -----------
         Jefferson F. Allen             127,323,669       378,312
         Patrick M. de Barros           127,339,707       362,274
         Wayne A. Budd                  127,322,492       379,489
         Houston I. Flournoy            127,305,426       396,555
         Edmund A. Hajim                127,336,980       365,001
         Charles J. Luellen             127,329,628       372,353
         Eija Malmivirta                127,325,162       376,819
         Mark R. Mulvoy                 127,315,988       385,993
         Kathryn L. Munro               127,315,939       386,042
         Thomas D. O'Malley             127,334,098       367,883

     II.  Approval of Tosco's 2000 Stock Incentive Plan

                                                                                            Broker
                                                   Votes For    Votes Against    Abstain    Non-Vote
                                                -------------   -------------  -----------  ---------
    To approve Tosco's 2000 Stock Incentive
    Plan                                          120,033,675       7,248,360    419,940        1

III.  Ratification of Independent Accountants

                                                                                             Broker
                                                   Votes For     Votes Against  Abstain      Non-Vote
                                                  ------------   -------------  -----------  ---------
     To ratify and approve the appointment
     of PricewaterhouseCoopers LLP as
     independent auditors of Tosco for the
     fiscal year ended December 31, 2000           127,244,827      102,184      354,969        1

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

     27 - Financial Data Schedule (filed electronically only)

b.  Reports on Form 8-K:

A Report on Form 8-K dated June 14, 2000 was filed pursuant to Item 2. related to the acquisition of the Wood River refinery and chemical complex, both located in Madison County, Illinois.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOSCO CORPORATION (Registrant) By: /s/ ROBERT I. SANTO (Robert I. Santo) Vice President and Chief Accounting Officer

Date: August 14, 2000