Form 10-Q
period 2000-09-30
TOSCO CORP
filed 2000-11-14
CIK 74091

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[×]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________________ to _____________________

Commission file number 1-7910

TOSCO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-1865716 (I.R.S. Employer Identification No.)

1700 East Putnam Road, Suite 500 Old Greenwich, Connecticut (Address of principal executive offices)	06870 (Zip Code)

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

  X   Yes          No

Registrant's Common Stock outstanding at October 31, 2000 was 144,694,491 shares.

TOSCO CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
For the Quarterly Period Ended September 30, 2000

Page(s)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	2

Consolidated Statements of Income for the three and nine-month periods ended September 30, 2000 and 1999	3

Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999	4

Notes to Consolidated Financial Statements	5 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine-month periods ended September 30, 2000	10-15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K:	16

Signature	17

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

                                                                        September 30,      December 31,
                                                                          2000                 1999
                                                                       --------------     --------------
                                                                       (Unaudited)

 ASSETS
 Current assets:
     Cash and cash equivalents                                             $18.4             $28.3
     Marketable securities and deposits                                     62.2              53.8
     Trade accounts receivable, less allowance for uncollectibles
      of $18.4 (2000) and $17.9 (1999)                                     967.8             273.5
     Inventories, net                                                    1,827.1           1,173.4
     Prepaid expenses and other current assets                             100.8             115.5
                                                                      --------------    --------------

          Total current assets                                           2,976.3           1,644.5

 Property, plant, and equipment, net                                     4,817.2           3,675.2
 Deferred turnarounds, net                                                 143.5             176.7
 Intangible assets (primarily tradenames), less
  accumulated amortization of $70.7 (2000) and $56.9 (1999)                586.5             582.3
 Other deferred charges and assets                                         177.8             133.7
                                                                      --------------    --------------

                                                                        $8,701.3          $6,212.4
                                                                      ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable, accrued expenses, and other
       current liabilities                                              $2,622.8          $1,531.3
     Current maturities of long-term debt                                  151.5               1.4
     Deferred income taxes                                                  84.2              74.4
                                                                      --------------    --------------

          Total current liabilities                                      2,858.5           1,607.1

 Revolving credit facility                                                 367.0             106.0
 Long-term debt                                                          1,777.4           1,352.9
 Accrued environmental costs                                               229.0             239.3
 Deferred income taxes                                                     265.6             283.6
 Other liabilities                                                         449.3             215.2
                                                                      --------------    --------------

          Total liabilities                                              5,946.8           3,804.1
                                                                      --------------    --------------

 Company-obligated, mandatorily redeemable,
  convertible preferred securities of
   Tosco Financing Trust, holding solely 5.75%
   convertible junior subordinated
   debentures of Tosco Corporation ("Trust
   Preferred Securities")                                                  300.0             300.0
                                                                      --------------    --------------

 Shareholders' equity:
     Common stock, $.75 par value, 250.0 shares authorized,
       177.8 shares issued                                                 133.6             133.6
      Additional paid-in capital                                         2,039.6           2,033.4
      Retained earnings                                                  1,060.3             725.2
      Treasury stock, at cost                                             (779.0)           (783.9)
                                                                      --------------    --------------

           Total shareholders' equity                                    2,454.5           2,108.3
                                                                      --------------    --------------

                                                                        $8,701.3          $6,212.4
                                                                      ==============    ==============

   The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

                                                      Three-Months Ended            Nine-Months Ended
                                                        September 30,                 September 30,
                                                  ------------------------     ----------------------------
                                                     2000         1999            2000            1999
                                                  ----------    ----------     -----------     ----------

Sales                                             $6,876.5       $3,860.3        $17,101.4      $10,176.4

Cost of sales                                     (6,415.7)      (3,483.5)       (15,863.6)      (9,225.3)
Depreciation and amortization                        (94.6)         (75.9)          (259.8)        (233.5)
Special items:
      Gain on sale of Avon Refinery                   20.0                            20.0
      Avon Refinery start-up costs                                   (3.8)                          (43.1)
      Gain on sale of retail assets in
         non-core markets                                                                            40.5
Selling, general, and administrative expenses        (93.6)         (71.5)          (252.9)        (229.5)
Interest expense                                     (45.5)         (29.5)          (123.8)         (92.4)
Interest income                                        1.9            1.3              5.8            3.7
                                                  ----------    ----------     -----------     ----------

Income before income taxes and distributions
    on Trust Preferred Securities                    249.0          197.4            627.1          396.8
Income taxes                                        (100.9)         (81.0)          (254.0)        (162.7)
                                                  ----------    ----------     -----------     ----------

Income before distributions on Trust
   Preferred Securities                              148.1          116.4            373.1          234.1
Distributions on Trust Preferred Securities           (4.3)          (4.3)           (12.9)         (12.9)
Income tax benefit                                     1.7            1.8              5.2            5.2
                                                  ----------    ----------     -----------     ----------

Net income                                          $145.5         $113.9           $365.4         $226.4
                                                  ==========    ==========     ===========     ==========

       BASIC EARNINGS PER SHARE
Earnings used for computation of basic
   earnings per share                               $145.5         $113.9           $365.4         $226.4
Weighted average common shares outstanding           144.6          146.8            144.5          150.5
                                                  ----------    ----------     -----------     ----------

Basic earnings per share                             $1.01          $0.78            $2.53          $1.50
                                                  ==========    ==========     ===========     ==========

      DILUTED EARNINGS PER SHARE
Earnings used for computation of diluted
   earnings per share                               $148.1         $116.4           $373.1         $234.1
                                                  ----------    ----------     -----------     ----------

Weighted average common shares outstanding           144.6          146.8            144.5          150.5
Assumed conversion of dilutive stock options           2.0            2.3              1.8            2.0
Assumed conversion of Trust Preferred
     Securities                                        9.1            9.1              9.1            9.1
                                                  ----------    ----------     -----------     ----------

Weighted average common and common
  equivalent shares used for computation
  of diluted earnings per share                      155.7          158.2           155.4           161.6
                                                  ----------    ----------     -----------     ----------

Diluted earnings per share                           $0.95          $0.74           $2.40           $1.45
                                                  ==========    ==========     ===========     ==========

    DIVIDENDS PER SHARE
Dividends per share                                  $0.07          $0.07           $0.21           $0.20
                                                  ==========    ==========     ===========     ==========

 The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

                                                                          Nine-Months Ended September 30,
                                                                      ----------------------------------------
                                                                             2000                  1999
                                                                      ------------------    ------------------

 Cash flows from operating activities:
 Net income                                                                 $365.4                $226.4
 Adjustments to reconcile net income to net cash provided
        by operating activities:
      Depreciation and amortization                                          259.8                 233.5
      Provision for bad debts                                                  7.0                   8.4
      Gain on sale of Avon Refinery (Note 7)                                 (20.0)
      Gain on sale of retail assets in non-core markets                                            (40.5)
      Deferred income tax benefit                                             (8.2)                (56.3)
      Change in operating assets and liabilities, net                        288.7                  97.5
 Other, net                                                                   13.3                   9.5
                                                                       ------------------    ------------------

 Net cash provided by operating activities                                   906.0                 478.5
                                                                       ------------------    ------------------

 Cash flows from investing activities:
 Net (increase) decrease in marketable securities and deposits               (8.4)                   6.7
 Purchase of property, plant, and equipment                                (438.8)               (348.9)
 Acquisition of ExxonMobil retail system                                   (369.8)
 Acquisition of Wood River Refinery                                        (688.1)
 Acquisition of Alliance Refinery (Note 3)                                 (938.6)
 Proceeds from sale of property, plant, and equipment                        23.3                 153.6
 Proceeds from sale of Avon Refinery (Note 7)                               797.5
 Deferred turnaround spending                                               (56.7)                (77.6)
 Net (increase) decrease in deferred charges and other assets               (42.6)                  29.7
 Other, net                                                                   7.5                 (1.3)
                                                                       ------------------    ------------------

 Net cash used in investing activities                                   (1,714.7)               (237.8)
                                                                       ------------------    ------------------

 Cash flows from financing activities:
 Net borrowings under revolving credit facilities                           261.0                  10.0
 Proceeds from issuance of 8.125% Notes on February 15, 2000
     and April 28, 2000                                                     600.0
 Proceeds from issuance of Floating Rate Notes on May 16, 2000              300.0
 Payments under long-term debt agreements                                  (125.7)                 (5.1)
 Payment for purchase / defeasement of First Mortgage Bonds (Note 6)       (211.3)
 Purchase of 8,899,862 shares of common stock                                                    (216.5)
 Dividends paid on common stock                                             (30.4)                (29.9)
 Other, net                                                                   5.2                   9.8
                                                                       ------------------    ------------------
Net cash provided by (used in) financing activities                         798.8               (231.7)
                                                                       ------------------    ------------------

 Net (decrease) increase in cash and cash equivalents                        (9.9)                  9.0
 Cash and cash equivalents at beginning of period                            28.3                  31.3
                                                                       ------------------    ------------------

 Cash and cash equivalents at end of period                                 $18.4                 $40.3
                                                                       ==================    ==================

   The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000
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

2. Inventories

                                           September 30,     December 31,
     (Millions of Dollars)                     2000              1999
                                           -------------    -------------
     Refineries (LIFO):
       Raw materials                       $       666.8    $       419.7
       Intermediates                               395.7            231.9
       Finished products                           588.6            348.8
     Retail (FIFO):
       Merchandise                                 119.2            125.3
       Gasoline and diesel                          56.7             47.3
       Other                                         0.1              0.4
                                           -------------    -------------
                                           $     1,827.1    $     1,173.4
                                           =============    =============

At September 30, 2000 and December 31, 1999, the excess of replacement cost (FIFO) over carrying value (LIFO) of the Company’s refinery inventories was $689.5 million and $304.7 million, respectively.

3. Property, Plant, and Equipment

On September 8, 2000, Tosco acquired the Alliance Refinery, located south of New Orleans from BP Amoco for $658.0 million, plus $280.6 for inventories and transaction costs (the “Alliance Acquisition”). The Alliance Refinery, one of the newest in the United States, is a 250,000 barrels per day clean fuels and petrochemical complex.

4. Accrued Expenses

           Activity related to the restructuring accrual is summarized below:

                                              December 31,      Charges      Utilization    September 30,
(Millions of Dollars)                             1999        (Recoveries)    and Spending      2000
                                             -------------   -------------   -----------    -------------
San Francisco Area Refinery exit costs        $     16.7     $   (12.4)      $  (4.3)   $         -
Lubricant manufacturing operations:
    Impairment of assets                                          4.6           (4.6)
    Exit costs                                                    1.3           (0.1)             1.2
    Employee termination costs                                    2.7           (2.4)             0.3
                                              ----------    ---------     -------------    -------------
                                              $     16.7     $    (3.8)    $   (11.4)   $         1.5
                                              ==========    =========     =============    =============

5. Revolving Credit Facility

                                         September 30,     December 31,
     (Millions of Dollars)                   2000              1999
                                         -------------    -------------
     Cash borrowings outstanding         $       367.0    $       106.0
     Letters of credit                            76.1             63.3
                                         -------------    -------------
     Total utilization                           443.1            169.3
     Availability                                556.9            730.7
                                         -------------    -------------
     Total facility amount               $     1,000.0    $       900.0
                                         =============    =============

On September 8, 2000, the Company amended and restated its Revolving Credit Facility to provide the Company with a $1.00 billion uncollateralized revolving credit facility available for working capital and general corporate purposes, including acquisitions. Facility A (for $500.0 million) matures on February 8, 2005 and Facility B (for $500.0 million) matures on February 7, 2001. At the Company’s option and the lenders’ consent, Facility B may be renewed annually until February 7, 2005. At the Company’s option, any outstanding balance under Facility B can be converted into a two-year non-amortizing term note.

6. Long-Term Debt

On July 17, 2000, the Company repaid the $125.0 million principal balance on its 7% Notes Payable from borrowings under the Revolving Credit Facility (Note 5).

On August 31, 2000, Tosco completed the purchase of $162.4 million of 9.625% first mortgage bonds due March 15, 2002 (the “First Mortgage Bonds”), plus accrued interest, pursuant to an offer to purchase dated August 15, 2000. First Mortgage Bonds not purchased of $37.6 million were defeased by the irrevocable deposit of governmental securities with a trustee sufficient to pay the principal at maturity, plus required interest payment. The loss of $11.3 million on this purchase / defeasement was included as a reduction of the gain on the sale of the Avon Refinery (Note 7). The First Mortgage Bonds were collateralized by the Avon Refinery.

7. Gain on Sale of Avon Refinery

On August 31, 2000, Tosco completed the sale of its Avon Refinery, located on the San Francisco Bay, to Ultramar Diamond Shamrock Corporation (“UDS”) for $650.0 million, plus $147.5 million for crude oil and other hydrocarbon inventories (the “Avon Sale”). Tosco recorded a gain on the Avon Sale of $20.0 million ($0.08 per diluted share). Tosco is entitled to contingent payments of up to $150.0 million during the next eight years in the event that refining margins exceed certain defined levels.

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

Under the terms of the 76 Products Acquisition, Unocal could have received up to $250.0 million of contingent payments over the seven year period following the acquisition if retail market conditions and/or California Air Resources Board (“CARB”) gasoline margins increased above specified levels. In December 1999 and January 2000, Tosco paid Unocal $50.0 million in settlement of the retail portion for prior and future periods. In addition, the remaining maximum contingent payment, related to improvements in CARB gasoline margins, was reduced to $100.0 million. The $50.0 million contingent payment was capitalized and is being depreciated and amortized over the remaining useful lives of the acquired assets.

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

On July 31, 2000, the Company announced that it had entered into an agreement to purchase substantially all of the assets of the Irish National Petroleum Corporation Limited. The principal assets to be acquired are a 75,000 barrel per day refinery located in Cork, Ireland and a 8.5 million barrel deep water crude oil and oil products storage complex in Bantry Bay, Ireland. The purchase price is $100.0 million plus the value of crude oil and products inventory at closing. Tosco’s Board of Directors has approved the purchase. Completion of the purchase is subject to the satisfaction of certain conditions, including regulatory approvals.

On August 8, 2000, the Company announced that it had entered into a contract with East Coast Power (“ECP”), a joint venture between Enron North America and El Paso Energy Corporation, in which ECP will build new facilities to supply electricity and additional steam to the Company’s Bayway Refinery. The new facilities will also supply electricity to New Jersey residents and businesses during peak demand hours.

9. Business Segments

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

Summarized financial information by segment for the three and nine-month periods ended September 30, 2000 and 1999 is as follows:

Three-Months Ended                            Operating Segments           Nonoperating      Consolidated
                                       ------------------------------
September 30, 2000
 (Millions of Dollars)                      Refining          Marketing         Segment            Total
                                       --------------    -------------    --------------    -------------
Total sales                            $     5,990.7     $     2,556.4    $         -       $     8,547.1
Intersegment sales                          (1,666.9)             (3.7)                          (1,670.6)
                                       -------------     -------------    --------------    -------------
Third party sales                      $     4,323.8     $     2,552.7    $        -        $     6,876.5
                                       =============     =============    ==============    =============

Operating contribution (a)             $       422.8     $        38.0    $         -       $       460.8
Depreciation and amortization                  (54.4)            (39.8)            (0.4)            (94.6)
Net interest (expense) income                  (26.9)            (17.9)             1.2             (43.6)
Income (loss) before income taxes and
  distributions on Trust Preferred
    Securities                                 328.2             (73.0)            (6.2)            249.0

Capital and Turnaround expenditures    $       111.0     $        59.9    $         2.5     $       173.4

Three-Months Ended                            Operating Segments           Nonoperating      Consolidated
                                       ------------------------------
September 30, 1999
(Millions of Dollars)                       Refining          Marketing         Segment            Total
                                       --------------    -------------    --------------    -------------
Total sales                            $     3,064.3     $     1,557.3    $         -       $     4,621.6
Intersegment sales                            (755.3)             (6.0)                            (761.3)
                                       -------------     -------------    --------------    -------------
Third party sales                      $     2,309.0     $     1,551.3    $        -        $     3,860.3
                                       =============     =============    ==============    =============

Operating contribution (a)             $       288.5     $        88.3    $         -       $       376.8
Depreciation and amortization                  (42.7)            (32.8)            (0.4)            (75.9)
Net interest (expense) income                  (17.9)            (11.8)             1.5             (28.2)
Income (loss) before income taxes
  and distributions on Trust
  Preferred Securities                         198.3               2.1             (3.0)            197.4

Capital and Turnaround expenditures    $        64.1     $        83.2    $         -       $       147.3

Nine-Months Ended                             Operating Segments           Nonoperating      Consolidated
                                       ------------------------------
September 30, 2000
 (Millions of Dollars)                     Refining          Marketing         Segment            Total
                                       --------------    -------------    --------------    -------------
Total sales                            $    14,407.8     $     6,808.8    $         -       $    21,216.6
Intersegment sales                          (4,104.4)            (10.8)                          (4,115.2)
                                       -------------     -------------    --------------    -------------
Third party sales                      $    10,303.4     $     6,798.0    $        -        $    17,101.4
                                       =============     =============    ==============    =============

Operating contribution (a)             $       973.1     $       264.7    $         -       $     1,237.8
Depreciation and amortization                 (145.1)           (113.5)            (1.2)           (259.8)
Net interest (expense) income                  (68.4)            (52.6)             3.0            (118.0)
Income (loss) before income taxes
  and distributions on Trust
    Preferred Securities                       701.1             (60.3)           (13.7)            627.1

Capital and Turnaround expenditures    $       317.9     $       175.1    $         2.5     $       495.5

Nine-Months Ended                             Operating Segments           Nonoperating      Consolidated
                                       ------------------------------
September 30, 1999
 (Millions of Dollars)                     Refining          Marketing         Segment            Total
                                       --------------    -------------    --------------    -------------
Total sales                            $     7,640.4     $     4,290.3    $         -       $    11,930.7
Intersegment sales                          (1,741.7)            (12.6)                          (1,754.3)
                                       -------------     -------------    --------------    -------------
Third party sales                      $     5,898.7     $     4,277.7    $        -        $    10,176.4
                                       =============     =============    ==============    =============

Operating contribution (a)             $       546.7     $       404.4    $         -       $       951.1
Depreciation and amortization                 (133.3)            (99.2)            (1.0)           (233.5)
Net interest (expense) income                  (55.0)            (36.1)             2.4             (88.7)
Income (loss) before income taxes
  and distributions on Trust
    Preferred Securities                       251.0             156.8            (11.0)            396.8

Capital and Turnaround expenditures    $       219.0     $       207.5    $         -       $       426.5

          (a) Operating contribution is calculated as sales minus cost of sales.

Summarized total assets by segment as of September 30, 2000 and December 31, 1999 is as follows:

                                   Operating Segments           Nonoperating      Consolidated
                            -------------------------------
(Millions of Dollars)          Refining          Marketing         Segment            Total
                            --------------    -------------    --------------    -------------
September 30, 2000          $      5,657.3    $     2,947.6    $         96.4    $     8,701.3
December 31, 1999                  3,677.3          2,442.2              92.9          6,212.4

10. New Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") as an amendment of SFAS No. 133. The Company plans to adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

The Company has substantially completed a review of its business activities in order to identify financial instruments and contractual arrangements that qualify as derivatives pursuant to SFAS No. 133. Although the Company generally utilizes derivatives to reduce its exposure to price fluctuations, the Company anticipates that the majority of these derivative instruments will be accounted for as speculative transactions rather than hedges, when SFAS No. 133 is adopted. Accordingly, the Company is evaluating various strategies to assess the impact of SFAS No. 133 on its future operating results.

TOSCO CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for the three and nine-month periods ended September 30, 2000 should be read in conjunction with MD&A included in the Tosco Corporation (“Tosco”) 1999 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco’s results of operations and capitalization over the five year period 1995 through 1999. This MD&A updates that data.

On February 29, 2000, the Company began operating retail systems consisting of approximately 1,740 retail gasoline and convenience outlets acquired from Exxon Corporation and Mobil Oil Corporation (collectively “ExxonMobil”) for $860.0 million, plus inventories and transaction costs. Tosco also acquired certain undeveloped sites and distribution terminals, all of which ExxonMobil divested under a Federal Trade Commission consent decree (collectively the “ExxonMobil Acquisition”). The acquired outlets comprise the Exxon system from New York through Maine (the “Northeast Territory”) and the Mobil system from New Jersey through Virginia (the “Middle Atlantic Territory”). The outlets include approximately 685 owned or leased sites and 1,055 open dealer and branded distributor sites. Tosco has exclusive rights to the “Exxon” brand in the Northeast Territory and the “Mobil” brand in the Middle Atlantic Territory for ten years.

On June 1, 2000, the Company purchased the Wood River Refinery and Chemical Complex, both located in Roxana, Illinois, for $688 million, including the cost of inventories from Equilon Enterprises LLC (the “Wood River Acquisition”).

On August 31, 2000, Tosco completed the sale of its Avon Refinery, located on the San Francisco Bay, to Ultramar Diamond Shamrock Corporation for $797 million, including crude oil and other hydrocarbon inventories (the “Avon Sale”). See Note 7 to the Consolidated Financial Statements.

On September 8, 2000, Tosco acquired the Alliance Refinery, located south of New Orleans, from BP Amoco for $939 million, including inventories and transaction costs (the “Alliance Acquisition”). See Note 3 to the Consolidated Financial Statements.

Results of Operations

                                                       Three-Months Ended              Nine-Months Ended
                                                          September 30,                  September 30,
                                                 ------------------------------     --------------------------
(Millions of Dollars, Except Per Share Data)         2000            1999           2000            1999
                                                 -------------    -----------     -----------    ----------
Sales                                            $   6,876.5    $   3,860.3     $  17,101.4    $ 10,176.4
Cost of sales                                       (6,415.7)      (3,483.5)      (15,863.6)     (9,225.3)
                                                 -----------    -----------     -----------    ----------
Operating contribution                                 460.8          376.8         1,237.8         951.1
Depreciation and amortization                          (94.6)         (75.9)         (259.8)       (233.5)
Special items:
     Gain on sale of Avon Refinery                      20.0                           20.0
     Avon Refinery start-up costs                                      (3.8)                        (43.1)
     Gain on sale of retail assets in
        non-core markets                                                                             40.5
Selling, general, and administrative expenses          (93.6)         (71.5)         (252.9)       (229.5)
Interest expense, net                                  (43.6)         (28.2)         (118.0)        (88.7)
                                                 -----------    -----------     -----------    ----------
Income before income taxes and distributions on
  Trust Preferred Securities                           249.0          197.4           627.1         396.8
Income taxes                                          (100.9)         (81.0)         (254.0)       (162.7)
                                                 -----------    -----------     -----------    ----------
Income before distributions on Trust
   Preferred Securities                                148.1          116.4           373.1         234.1
Distributions on Trust Preferred Securities, net        (2.6)          (2.5)           (7.7)         (7.7)
                                                 -----------    -----------     -----------    ----------
Net income                                       $     145.5    $     113.9     $     365.4    $    226.4
                                                 ===========    ===========     ===========    ==========

Diluted earnings per share (a)                   $      0.95    $      0.74     $      2.40    $     1.45
                                                 ===========    ===========     ===========    ==========

(a)     Earnings per share throughout MD&A are expressed on a diluted basis.

Refining Data Summary (a)

                                                      Three-Months Ended               Nine-Months Ended
                                                         September 30,                   September 30,
                                                ------------------------------     ------------------------------
                                                    2000           1999             2000           1999
                                                -------------    ----------     -------------    ----------
Average charge barrels input per day (b):
     Crude oil                                      1,161,900       824,300        965,800       749,700
     Other feed and blending stocks                    94,200       103,400         87,100        87,600
                                                -------------    ----------     ----------    ----------
                                                    1,256,100       927,700      1,052,900       837,300
                                                =============    ==========     ==========    ==========

Average production barrels produced
    per day (b):
     Clean products (c)                             1,037,700       755,600        880,100       697,200
     Other finished products                          207,500       160,000        167,200       133,700
                                                -------------    ----------     ----------    ----------
                                                    1,245,200       915,600      1,047,300       830,900
                                                =============    ==========     ==========    ==========

Operating margin per charge barrel (d)          $        6.28    $     5.87     $     6.06    $     5.14
                                                =============    ==========     ==========    ==========
(a)	The Refining Data Summary presents the operating results of the following refineries:

-	Alliance Refinery, located near New Orleans (for the period beginning September 8, 2000)
-	Bayway Refinery, located on the New York Harbor.
-	Ferndale Refinery, located on Washington's Puget Sound.
-	Los Angeles Refinery System, comprised of two refineries in Los Angeles.
-	San Francisco Area Refinery System, comprised of the Avon Refinery (for the period ended August 31, 2000) and the Rodeo-Santa Maria complex. The Avon Refinery was shutdown in March 1999 for a safety review following a fire at a crude unit on February 23, 1999. All major processing units had been restarted by the end of July 1999.
-	Trainer Refinery, located near Philadelphia.
-	Wood River Refinery, located near St. Louis (for the period beginning June 1, 2000).

(b)	A barrel is equal to 42 gallons.

(c)	Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d)	Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels.

Retail Data Summary

                                                         Three-Months Ended         Nine-Months Ended
                                                            September 30,             September 30,
                                                   ------------------------     ------------------------
                                                    2000           1999          2000           1999
                                                   ----------    ----------     ----------    ----------
Volume of fuel sold (millions of gallons)             1,711.1        1125.7        4,659.3       3,310.1
Blended fuel margin (cents per gallon) (a)                3.8           7.7            7.1          11.9
Number of gasoline stations at period end               5,701         4,082          5,701         4,082

Merchandise sales (millions of dollars)            $    556.1    $    516.8     $  1,612.5    $  1,532.2
Merchandise margin (percentage of sales)                28.6%         28.2%          28.3%         29.0%
Number of merchandise stores at period end              2,139         2,003          2,139         2,003

Other retail gross profit (millions of dollars)    $     40.3    $     29.6     $    115.7    $     86.1
(a)	Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

Three-Months Ended September 30, 2000 Compared to Three-Months Ended September 30, 1999

Tosco earned net income of $145 million ($0.95 per share) on sales of $6.87 billion during the third quarter of 2000 compared to earnings of $114 million ($0.74 per share) on sales of $3.86 billion in the corresponding period of 1999. The increase in sales of $3.01 billion was primarily due to higher petroleum product prices and the ExxonMobil, Wood River, and Alliance Acquisitions partially offset by the Avon Sale.

Tosco generated an operating contribution (sales less cost of sales) of $461 million for the third quarter of 2000, compared to $377 million in the corresponding period in 1999. The increase of $84 million was attributable to refining (increase of $134 million) and retail (reduction of $50 million) operations.

Refining operating contribution was $423 million for the 2000 third quarter, compared to $289 million in the 1999 third quarter. This increase of $134 million was primarily attributable to the Wood River and Alliance Acquisitions and improved operating margin per charge barrel. These factors were partially offset by reduced production on the West Coast due to the Avon Sale.

Retail operating contribution was $38 million for the quarter ended September 30, 2000, compared to $88 million in the comparable period in 1999. The decline of $50 million was primarily attributable to reduced fuel sales margins (3.8 cents per gallon compared to 7.7 cents per gallon in 1999). This was partially offset by increased fuel volume primarily due to the ExxonMobil Acquisition. Fuel margins during the 2000 third quarter were at very low levels. In Southern California and Arizona, the heart of Tosco’s retail system, street prices were below wholesale prices for most of the 2000 third quarter.

Depreciation and amortization (“DD&A”) for the quarter ended September 30, 2000 was $95 million, compared to $76 million in the comparable 1999 period. This increase of $19 million is due to several factors. Refinery DD&A increased primarily due to the Wood River Acquisition as well as other capital and turnaround projects placed in service subsequent to September 30, 1999. Marketing DD&A increased due to the ExxonMobil Acquisition.

In conjunction with the Avon Sale, Tosco recorded a net gain of $20 million ($11.9 million after tax and $0.08 per share) for the sale of fixed assets and inventories offset by a loss on the purchase / defeasement of Tosco’s $200 million mortgage bonds that were collateralized by the Avon Refinery. See Notes 6 and 7 to the Consolidated Financial Statements.

Selling, general, and administrative (“SG&A”) expenses for the 2000 third quarter increased by $22 million compared to the corresponding 1999 period. This increase is principally due to the 2000 acquisitions and higher incentive compensation accruals for Tosco’s refining division.

The increase in net interest expense of $15 million is primarily due to increased borrowings to finance the ExxonMobil and Wood River Acquisitions and higher short-term interest rates under the Revolving Credit Facility.

Tosco reduced its effective income tax rate in 2000 to 40.5% from 41.0% in 1999, based on an evaluation of projected state income taxes.

Nine-Months Ended September 30, 2000 Compared to Nine-Months Ended September 30, 1999

Tosco earned net income of $365 million ($2.40 per share) on sales of $17.10 billion during the nine month period ended September 30, 2000, compared to net income of $226 million ($1.45 per share) on sales of $10.18 billion in the corresponding period of 1999. The increase in sales of $6.92 billion was primarily due to higher petroleum product prices, increased production, and the ExxonMobil and Wood River Acquisitions. Production during the first nine months of 1999 was reduced due to the turnaround of the Bayway Refinery cat cracker and the stand-down of the Avon Refinery as a result of a fire on February 23, 1999.

Tosco generated an operating contribution of $1.24 billion for the first nine months of 2000, compared to $951 million in the corresponding period in 1999. The increase of $286 million was attributable to refining (increase of $426 million) and retail (reduction of $140 million) operations.

Refining operating contribution was $973 million for the nine-month period ended September 30, 2000 compared to $547 million in the comparable 1999 period. This increase of $426 million was primarily attributable to the Wood River Acquisition, improved East Coast (at the Bayway and Trainer Refineries) operating margin per charge barrel, and higher production volumes. These factors were partially offset by lower West Coast operating margins.

Retail operating contribution was $264 million for the first nine months of 2000, compared to $404 million in the comparable period in 1999. The decline of $140 million was primarily attributable to reduced fuel sales margins (7.1 cents per gallon compared to 11.9 cents per gallon in 1999). This was partially offset by increased fuel volume primarily due to the ExxonMobil Acquisition.

DD&A for the nine month period ended September 30, 2000 was $260 million, compared to $234 million in the comparable 1999 period. This increase of $26 million is primarily due to an increase in refinery DD&A primarily due to the Wood River Acquisition, as well as other capital and turnaround projects placed in service subsequent to September 30, 1999, and the ExxonMobil Acquisition. DD&A for 1999 includes amortization costs of $4 million due to the acceleration of the Bayway Refinery cat cracker turnaround.

The increase in net interest expense of $29 million is primarily due to increased borrowings for the ExxonMobil and Wood River Acquisitions and higher short-term interest rates under the Revolving Credit Facility.

Outlook

Results of operations are primarily determined by the operating efficiency of the refineries, and by refining and retail fuel margins. All of Tosco’s refineries, including the Alliance Refinery acquired on September 8, 2000, are expected to operate at or near normal levels during the 2000 fourth quarter. The strong refining margins of the 2000 third quarter continued into the early fourth quarter while retail margins have improved. Accordingly, Tosco presently expects to earn more in the fourth quarter than it did in the third quarter of 2000 given the increase in refining capacity and current margins. Tosco is also committed to improving its results by improving efficiencies in all areas of operations without compromising safety, reliability, or environmental compliance.

On July 31, 2000, Tosco announced that it had entered into an agreement to purchase substantially all of the assets of the Irish National Petroleum Corporation Limited (the “Irish National Petroleum Acquisition”). The principal assets to be acquired are a 75,000 barrel per day refinery located in Cork, Ireland and a 8.5 million barrel deep water crude oil and oil products storage complex in Bantry Bay, Ireland. See Note 8 to the Consolidated Financial Statements.

Tosco continues to review opportunities to acquire assets that are accretive to earnings.

Cash Flows

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $10 million during the nine-month period ended September 30, 2000. Cash used in investing activities of $1.715 billion exceeded cash provided by operating activities of $906 million and financing activities of $799 million.

Net cash provided by operating activities of $906 million was due to cash earnings (net income plus depreciation, amortization, and other non-cash items) of $604 million, a net decrease in operating assets and liabilities of $289 million, and other sources of $13 million.

Net cash used in investing activities totaled $1.715 billion due to the ExxonMobil Acquisition of $370 million, the Wood River Acquisition of $688 million, the Alliance Acquisition of $939 million, capital and turnaround expenditures of $495 million, and a net increase in deferred charges and other assets of $43 million partially offset by proceeds on the Avon Sale of $797 million and other sources of $23 million.

Net cash provided by financing activities totaled $799 million, due to net borrowings under the revolving credit facility of $261 million, proceeds from a public debt offering of $600 million (to fund a portion of the ExxonMobil and Wood River Acquisitions), proceeds from a $300 million private issuance of floating interest rate notes (to fund a portion of the Wood River Acquisition), and other sources of $5 million partially offset by long-term debt payments of $126 million, the tender and/or defeasement of Tosco’s First Mortgage Bonds of $211 million, and dividend payments of $30 million.

Liquidity and Capital Resources

At September 30, 2000, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the Revolving Credit Facility) totaled $638 million, a $175 million decrease compared to the December 31, 1999 balance of $813 million. Cash and cash equivalents decreased by $10 million, marketable securities and deposits increased by $8 million, and availability under the Revolving Credit Facility decreased by $173 million. The decrease in availability under the Revolving Credit Facility reflects the $100 million increase in availability effective September 8, 2000 less additional borrowings to finance the Wood River and Alliance Acquisitions and operating requirements. See Note 5 to the Consolidated Financial Statements.

At September 30, 2000, total shareholders’ equity was $2.454 billion, a $346 million increase compared to the December 31, 1999 balance. This increase was due to net income of $365 million and other sources of $11 million partially offset by dividend payments of $30 million. Debt (current and long-term debt and the Revolving Credit Facility) increased by $835 million to $2.296 billion at September 30, 2000 due to net borrowings under the Revolving Credit Facility of $261 million, the issuance of $900 million of long-term debt partially offset by long-term debt payments of $126 million and the purchase/defeasement of Tosco’s $200 million First Mortgage Bonds. Borrowings were used to finance increased working capital requirements, to fund a portion of the ExxonMobil and Wood River Acquisitions, and for general corporate purposes. Accordingly, the ratio of long-term debt (Revolving Credit Facility and total long-term debt) to total capitalization (Revolving Credit Facility, total long-term debt, Trust Preferred Securities, and total shareholders’ equity) increased to 45% at September 30, 2000 compared to the December 31, 1999 ratio of 38%.

In September 2000, Tosco filed a shelf registration statement providing for the issuance of up to $3.0 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement.

The Revolving Credit Facilities, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months, including repayment of $150 million Series A floating rate notes that management intends to redeem on November 16, 2000.

Capital Expenditures

During the first nine months of 2000, Tosco spent $495 million on capital and turnaround expenditures ($261 million for refining capital, $57 million for turnarounds, $175 million for marketing capital, and $2 million for non-operating segment capital), all of which were budgeted for 2000. Refining capital expenditures include $127 million for construction of a polypropylene plant at the Bayway Refinery. Turnaround expenditures were primarily for turnaround projects at the Ferndale Refinery and the Rodeo Refinery unicracker. Marketing capital expenditures were primarily for upgraded equipment at existing sites, including rebranding sites in the Northwest and Southeast. Tosco intends to finance its 2000 capital additions, including continued construction of the Bayway Refinery polypropylene plant, through cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

On August 3, 2000, Tosco announced that it would invest approximately $375 million over the next five years in its West Coast refineries to produce new clean fuels and increase the yields and efficiencies of its plants. Spending for Tosco’s East Coast and Mid-Continent systems is being evaluated and will be announced at a later date.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") as an amendment of SFAS No. 133. The Company plans to adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

Tosco has substantially completed a review of its business activities in order to identify financial instruments and contractual arrangements that qualify as derivatives pursuant to SFAS No. 133. Although Tosco generally utilizes derivatives to reduce its exposure to price fluctuations, Tosco anticipates that the majority of these derivative instruments will be accounted for as speculative transactions rather than hedges, when SFAS No. 133 is adopted. Accordingly, Tosco is evaluating various strategies to assess the impact of SFAS No. 133 on its future operating results.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Tosco has settled a case in which it was alleged that petroleum coke was released into a creek. (People of the State of California v. Tosco Refining Company, Superior Court, San Luis Obispo County, Case No. 00-1500). (Second Quarter 2000 Form 10-Q).

In September 2000, Tosco received a Notice of Violation from the U.S. Environmental Protection Agency (EPA) alleging that certain batches of gasoline did not meet the standards for reformulated gasoline or was not produced in accordance with specific methods. Tosco is negotiating with the EPA to settle the matter.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

27 - Financial Data Schedule (filed electronically only)

b.	Reports on Form 8-K:

On September 15, 2000, a Report on Form 8-K was filed pursuant to Item 2 related to the sale of the Avon Refinery, located in Contra Costa County, California.

On September 21, 2000, a Report on Form 8-K was filed pursuant to Item 2 related to the acquisition of the Alliance Refinery, located in Belle Chase, Louisiana.

On October 25, 2000, a Report on Form 8-K was filed pursuant to Item 5 to announce a teleconference for that day to discuss Tosco's 2000 third quarter results.

On October 25, 2000, a Report on Form 8-K was filed pursuant to Item 9 to clarify certain information discussed in Tosco's 2000 third quarter earnings teleconference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000	TOSCO CORPORATION (Registrant) By: /s/ ROBERT I. SANTO (Robert I. Santo) Vice President and Chief Accounting Officer