Form 10-K
period 2000-12-31
TOSCO CORP
filed 2001-03-30
CIK 74091

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
For the transition period from_________________to____________________

Commission file number 1-7910

TOSCO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-1865716 (I.R.S. Employer Identification No.)

1700 East Putnam Avenue Suite 500 Old Greenwich, Connecticut (Address of principal executive offices)	06870 (Zip Code)

Registrant's telephone number, including area code: (203) 698-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.75 par value	Name of each exchange on which registered { New York Stock Exchange { Pacific Stock Exchange

9 5/8% Series B First Mortgage Bonds due March 15, 2002	New York Stock Exchange

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

   X    Yes   ___ No

           The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2001 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $6,168,258,017.

           Registrant's Common Stock outstanding at February 28, 2001 was 154,013,933 shares.

          Portions of registrant’s definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III, as set forth herein.

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

TOSCO CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K

Items 1 and 2.	Business and Properties	1

Introduction Merger Petroleum Refining, Supply, Distribution, and Marketing Other Activities Office Properties Employees	1 1 1 10 10 10

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	14

Item 6.	Selected Financial Data	14

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 8.	Financial Statements and Supplementary Data	24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 10.	Directors and Executive Officers of the Registrant	24

Item 11.	Executive Compensation	24

Item 12.	Security Ownership of Certain Beneficial Owners and Management	24

Item 13.	Certain Relationships and Related Transactions	24

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K Index to Consolidated Financial Statements and Financial Statement Schedules	24 F-1

PART I

Items 1 and 2. Business and Properties

INTRODUCTION

           Tosco Corporation ("Tosco") is one of the largest independent refiners and marketers of petroleum products in the United States. Tosco operates nine refineries with the capacity to process approximately 1,350,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products. During 2000, Tosco expanded into the mid-Continent of the U.S. through its acquisition of the Wood River Refinery and Chemical Complex, located in Roxana, Illinois, from Equilon Enterprises LLC ("Equilon") on June 1, 2000, and the Alliance Refinery, located south of New Orleans, Louisiana, from certain BP Amoco affiliates ("BP Amoco") on September 8, 2000. On August 31, 2001, Tosco sold its Avon Refinery, located in the San Francisco Bay area, to Ultramar Diamond Shamrock Corporation ("UDS"). Through its retail distribution network, Tosco sells approximately 6.7 billion gallons of fuel annually. Tosco has owned the "76" products terminal and pipeline distribution system since 1997, expanding upon Tosco's 1996 purchase of The Circle K Corporation ("Circle K"), by which Tosco became one of the nation's largest operators of company-controlled convenience stores. In February 2000, Tosco acquired 1,740 gasoline and convenience outlets from ExxonMobil Corporation and Mobil Oil Corporation (together, "ExxonMobil"), expanding Tosco's retail distribution network. Tosco also engages in related commercial activities throughout the U. S. and internationally. Tosco's refining and marketing business is managed and operated through two divisions, Tosco Refining Company, based in Linden, New Jersey, and Tosco Marketing Company, based in Tempe, Arizona.

           Tosco was incorporated under the laws of the State of Nevada in 1955. Its principal executive offices are located at 1700 East Putnam Avenue, Old Greenwich, Connecticut 06870 and its telephone number is (203) 698-7500.

THE MERGER

           On February 4, 2001, Tosco entered into an agreement and plan of merger with Phillips Petroleum Company ("Phillips"), in which Tosco will become a wholly owned subsidiary of Phillips. Tosco shareholders will receive 0.8 of a share of Phillips Common Stock for each share of Tosco Common Stock they own. The transaction is expected to close by the end of third quarter of 2001. The closing of the transaction is subject to shareholder and governmental approvals, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

PETROLEUM REFINING, SUPPLY, DISTRIBUTION, AND MARKETING

Refining

           Tosco, through seven major facilities consisting of nine refineries, processed in 2000 approximately 1,127,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products, chiefly light transportation fuels (gasoline, diesel, and jet fuel) and heating oil. Tosco's refining facilities are located on both the East and West Coasts and in the mid-Continent of the United States.

           Bayway Refinery ("Bayway"), located in Linden, New Jersey, on the New York Harbor and Trainer Refinery ("Trainer"), located in Trainer, Pennsylvania, near Philadelphia, are operated in coordination with each other. Bayway can process in excess of 275,000 barrels per day of crude oil and other feedstocks. Bayway's facilities include hydrodesulfurization units and the largest fluid catalytic cracking unit in the world. Bayway produces transportation fuels and is a principal supplier of heating oil to the U.S. East Coast. In addition, Bayway currently produces approximately 4.7 million barrels per year of light petroleum products, including propylene used in the manufacture of polypropylene. In late 1999, Tosco began the construction of a 775 million pound per year polypropylene plant at Bayway. Polypropylene is used to make a wide range of film, fiber, and molded consumer and industrial products. The new plant is scheduled to be operational in 2001.

           In August 2000, Tosco entered into a contract with East Coast Power LLC to build new facilities to supply electricity and additional steam to Bayway. See Note 19 to the Consolidated Financial Statements. The new facilities will also supply electricity to New Jersey residences and businesses during peak demand hours.

           Trainer, started up by Tosco in May 1997 after an approximately $100 million modernization and upgrading program, can process in excess of 180,000 barrels per day of crude oil. Trainer's fluid catalytic cracking unit, hydrocracking unit, and hydrodesulfurization units enable it to produce a high percentage of light refined petroleum products. Bayway and Trainer, Tosco's two East Coast refineries, have ready access to marine, rail, and truck transportation and product distribution pipelines, giving them considerable flexibility to change their raw material input and product output to respond to changing market conditions.

           Wood River Refinery and Chemical Complex ("Wood River"), purchased on June 1, 2000, has approximately 295,000 barrels a day of refining capacity. Wood River is a complex facility with catalytic cracking, hydrocracking, and hydrodesulfurizing units. It produces a broad range of transportation fuels, asphalt, chemical feedstocks and residual fuel. Wood River has access to crude and product pipeline systems, marine, rail and truck transportation.

           Alliance Refinery ("Alliance"), purchased on September 8, 2000, is one of the newest refineries in the U. S. and processes approximately 250,000 barrels per day of clean fuels and petrochemicals. It is technologically complex with coking, catalytic cracking and hydrodesulfurization units. Alliance is capable of producing a high percentage of light refined products, primarily transportation fuels. Its pipeline and marine facilities connect the refinery to the crude oil and refined product distribution systems in the U.S. Gulf Coast.

           Rodeo Refinery ("Rodeo"), located in the San Francisco Bay area, and Santa Maria Refinery ("Santa Maria"), located on the mid-California coast (the San Francisco Area Refinery ("SFAR") System), are operated on an integrated basis. Rodeo and Santa Maria together have approximately 120,000 barrels per day of crude oil distillation capacity. SFAR is technologically complex with coking, hydrocracking, and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. Coke calcining plants are located near Rodeo and Santa Maria and are operated as part of SFAR. The calcining facilities process green petroleum coke for use in the production of aluminum and other industrial applications. Through August 31, 2000, when Tosco sold the Avon Refinery to UDS, Tosco operated Avon, also located in the San Francisco Bay area, as part of the SFAR System. Avon had approximately 140,000 barrels per day of crude oil processing capacity.

           The Los Angeles Refinery ("LAR") System, consisting of two linked refineries located in Carson and Wilmington, California, has approximately 140,000 barrels per day of crude oil and other feedstock processing capacity. LAR is a technologically complex facility with coking, catalytic cracking, hydrocracking, and hydrodesulfurizing units to accommodate comparatively lower gravity crude oils. It is capable of processing a broad range of crude oils and other feedstocks into a high percentage of light refined petroleum products, consisting chiefly of transportation fuels. Pipelines and marine facilities link the LAR System to various crude supply and product distribution systems in the large southern California market area.

           In the Northwest, Ferndale Refinery ("Ferndale") is located on Puget Sound, 100 miles north of Seattle. It is connected by pipeline to its major retail markets, has crude oil distillation capacity of approximately 95,000 barrels per day, and is equipped with thermal catalytic cracking and hydrodesulfurization units, as well as modern marine facilities.

           In July 2000, Tosco announced its intention to purchase substantially all of the assets of the Irish National Petroleum Corporation Limited. See Note 19 to the Consolidated Financial Statements. Completion of the purchase is subject to negotiation of definitive agreements and the satisfaction of certain conditions, including regulatory approvals.

           The following table sets forth certain significant refining operating data for the years ended December 31, 2000, 1999, and 1998. A barrel is equal to 42 gallons.

REFINING DATA SUMMARY (a):

                                                               For the Year Ended December 31,
                                                            ----------------------------------
                                                              2000      1999 (b)       1998
                                                            ----------  ---------    ---------
Average charge barrels input per day:
     Crude oil                                               1,038,700      762,600    837,200
     Other feed and blending stocks                             88,100       88,300    107,600
                                                             ---------    ---------   --------
                                                             1,126,800      850,900    944,800
                                                             =========    =========   ========
Average barrels of petroleum products produced per day:
     Gasoline                                                  588,800      456,800    507,200
     Distillates                                               253,100      186,900    217,100
     Jet fuel                                                  104,500       68,500     62,600
     Residuals                                                 107,100       82,800     93,200
     Propane                                                    30,500       17,800     20,800
     Petroleum coke                                             27,900       24,900     29,800
     Other finished products                                    10,600        7,900     11,600
                                                             ---------    ---------   --------
                                                             1,122,500      845,600    942,300
                                                             =========    =========   ========
(a)	The Refining Data Summary presents the operating results of the following refineries:
-	Alliance Refinery, located near New Orleans (for the period beginning September 8, 2000).
-	Bayway Refinery, located on the New York Harbor.
-	Ferndale Refinery, located on Washington's Puget Sound.
-	Los Angeles Refinery System, comprised of two refineries in Los Angeles.
-	San Francisco Area Refinery System, comprised of the Avon Refinery (for the period ended August 31, 2000) and the Rodeo-Santa Maria complex.
-	Trainer Refinery, located near Philadelphia.
-	Wood River Refinery, located near St. Louis (for the period beginning June 1, 2000).
(b)	The Avon Refinery was shutdown in March 1999 for a safety review following a fire at a crude unit on February 23, 1999. All major processing units had been restarted by the end of July 1999.

Raw Material Supply

           During 2000, Tosco's crude oil, feedstock, and blendstock requirements of approximately 1,127,000 barrels per day were supplied by third parties. Tosco's current East Coast requirements of approximately 469,000 barrels per day are met from foreign imports. Approximately 15% of Tosco's current East Coast supply requirements are met by a long-term contract with Statoil (Norway). Approximately 74% of Tosco's current mid-Continent requirements are supplied by long-term contracts with suppliers such as BP Oil Supply Company ("BP Oil"), Equiva Trading Company ("Equiva"), Saudi Petroleum, Chevron U.S.A. ("Chevron"), and the Williams Companies. Tosco's mid-Continent requirements are met with foreign and domestic feedstocks delivered by marine vessel and pipeline. Tosco's current West Coast requirements are supplied through domestic production, mainly Californian and Alaskan crudes, and to a lesser extent foreign imports. Approximately 72% of Tosco's current West Coast requirements are met by long-term contracts, with suppliers such as BP Oil, Phillips, Chevron, ExxonMobil, Equiva, and Occidental Petroleum Company ("Occidental"). These barrels are delivered to Tosco's West Coast refineries primarily through the major crude oil pipelines in California. To the extent these pipelines are not available, Tosco's future operating results may be adversely affected. The balance of Tosco's 2000 West and East Coast crude oil and feedstock requirements were purchased on the spot market. During 2000, Tosco resold approximately 12% of its raw material purchases.

           In connection with the two East Coast and the two mid-Continent refineries' reliance on European, Middle East and West African sources as their primary suppliers of crude oil, Tosco's U.K. subsidiary (established in 1994 for the purpose of obtaining better information and access to the European markets) continues to act as a resource. In late December 2000 and January 2001, subsidiaries of Tosco entered into certain agreements for the purpose of entering into long-term chartering of five crude oil tankers. These agreements will supplement Tosco's twelve-year agreement, through a subsidiary, entered into in 1994 with Neptune Orient Lines, Ltd. of Singapore ("NOL") for the charter of four 100,000 deadweight ton ("DWT") crude oil tankers. The double hulled tankers were built to maximize the use of Bayway's dock receiving facilities as well as to meet the requirements of the U.S. Oil Pollution Act of 1990. The four NOL tankers are being utilized to move crude oil to Bayway and Trainer, or other locations, from the Nova Scotia storage location and for direct shipments from suppliers. The five additional tankers will maximize the use of the facilities of Tosco's East Coast and mid-Continent refineries. Similarly, Tosco maintains its lease agreement with Statia Terminals for 3,600,000 barrels of crude oil storage in Nova Scotia, Canada, originally entered into in 1994.

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

           The cost to Tosco of crude oil and other feedstocks depends on many factors, including the terms of purchase, credit, and delivery. In general, heavy crude oils are less expensive than lighter crude oils. Thus, if Tosco's West Coast refineries' supply of San Joaquin Valley heavy crude oil is reduced or curtailed, or if its price relative to lighter crude oils increases, Tosco's operations could be adversely affected. With respect to Tosco's East Coast and mid-Continent refineries, if their foreign sources of crude oil or the marine system for delivering crude oil (including required marine insurance for possible marine environmental liabilities) were curtailed, Tosco's operations could be adversely affected. In addition, the loss, or an adverse change in the terms, of the crude oil supply contracts or the loss of other sources or means of delivery of crude oil could have a material adverse effect on Tosco's operating results. The volatility of prices and quantities of crude oil that may be purchased on the spot market or pursuant to long- and short-term contracts could materially adversely affect Tosco's operating results.

Wholesale Marketing and Distribution

           Tosco sells unbranded refined petroleum products to wholesale purchasers. Tosco's wholesale sales of gasoline and distillates are made to large end users, retailers, independent marketers, and jobbers who serve unbranded markets, including the retail, industrial, commercial, agricultural, and governmental classes of trade. Sales are also made to other refiners and resellers, both major and independent. Tosco generally sells its other industrial petroleum products directly to the end users and resellers of such industrial products. Tosco's costs associated with meeting the federal and state environmental requirements, particularly the CARB Phase II and III requirements in California, continue to be significant. Tosco cannot be certain that its costs will be fully recovered. Tosco's ability to sell its products on economical terms is dependent, in part, on the competitive position of its customers in changing and often turbulent markets. During 2000 and 1999, wholesale gasoline products (including product transfers to retail marketing) accounted for approximately 55% of Tosco's wholesale petroleum revenues, while distillates (including product transfers to retail marketing) accounted for approximately 29% and 25%, respectively, of Tosco's wholesale petroleum revenues in both 2000 and 1999. During the fourth quarter, Tosco's average inventory of gasoline and distillates was approximately 10 to 15 days of wholesale sales.

           As part of the Wood River acquisition, Tosco entered into a product off-take agreement with Equiva for a substantial portion of Wood River's gasoline and diesel production. The initial term of this agreement is fifteen years. There were no long-term sales contracts (i.e., in excess of one year) that accounted for more than 10% of Tosco's consolidated revenues.

           During 2000 and 1999, Tosco purchased for resale an average of approximately 370,000 and 340,000 barrels per day, respectively, of petroleum products from third parties.

           In 2000, Tosco distributed refined petroleum products in the Eastern and Western United States, as well as the mid-Continent, through an extensive distribution network comprised of 202 proprietary and third-party terminal locations in 34 states and by means of pipelines, rail tank cars, trucks, ocean-going tankers, and barges. See Note 17 to the Consolidated Financial Statements. Tosco's proprietary petroleum trucking operations, located primarily on the East and West Coasts, currently deliver approximately 6,800,000 gallons per day of products.

           Tosco also engages in commercial activities related to its petroleum refining, distribution, and marketing businesses throughout the United States and internationally. These commercial operations are based in Tempe, Arizona.

Retail Marketing

           At December 31, 2000, Tosco's retail system included approximately 6,308 retail marketing locations operating under the BP, ExxonMobil, 76, and Circle K tradenames. Of these, approximately 2,126 are company-controlled and operated, approximately 2,112 are company-controlled and dealer-operated, approximately 1,770 are owned and operated by third parties, and approximately 300 are franchise locations. Approximately 340 of the company-controlled and operated sites do not sell gasoline.

           Tosco's U.S. retail marketing business grew significantly during the last five years. Prior to 1996, Tosco's retail system consisted of approximately 1,000 independently owned retail gasoline stations and approximately 115 company-operated convenience outlets. With the acquisition of Circle K in May 1996, Tosco's total retail marketing system grew to nearly 4,000 convenience and gasoline outlets in 36 states and its company-operated sites grew to nearly 2,400. Tosco's marketing system was further expanded with the March 1997 acquisition of Unocal Corporation's ("Unocal") West Coast retail gasoline system which added approximately 1,800 gasoline and convenience store locations. During 1999, Tosco acquired approximately 230 gasoline service station and convenience stores in major Southeastern urban areas and Pittsburgh, Pennsylvania, from BPAmoco p.l.c. and Boardman Petroleum, Inc. By April 2001, Tosco's license to use the BP trade name will have ended. On February 29, 2000, Tosco acquired and began operating an additional 1,740 retail marketing locations from ExxonMobil in the Eastern United States of which approximately 685 are company-controlled and 1,055 are owned and operated by third parties. This system of former ExxonMobil marketing assets consists of Mobil-branded stations from Virginia through New Jersey and Exxon-branded stations from New York through Maine. In addition to associated supply arrangements and undeveloped properties, Tosco also acquired the exclusive right to use the Exxon and Mobil brands in each of the respective states for at least 10 years.

           As of December 31, 2000, approximately 2,900 of Tosco's gasoline stations were 76-branded. The land, buildings, and/or equipment at approximately 2,750 of Tosco's company-controlled (company-operated and dealer-operated) gasoline station and convenience locations are being leased from third parties pursuant to long-term leases. Additionally, approximately 2,070 of Tosco's gasoline stations are operated by third parties pursuant to contracts which expire at varying terms over the next 13 years. Since 1999, Tosco has been the largest operator of company-controlled convenience stores.

           The following table sets forth certain significant retail operating data for the years ended December 31, 2000, 1999, and 1998.

RETAIL DATA SUMMARY:

                                                           For the Year Ended December 31,
                                                      ---------------------------------------
                                                        2000 (a)        1999           1998
                                                      ------------ -------------  -----------
Volume of fuel sold (millions of gallons)               6,320.7       4,451.6       4,490.4
Blended fuel margin (cents per gallon) (b)                  7.8          11.4          12.1
Number of gasoline stations at year end                   5,668         4,143         4,476

Merchandise sales (millions of dollars)              $  2,121.6    $  2,039.7    $  2,097.8
Merchandise margin (percentage of sales)                   28.4%         28.7%         29.6%
Number of merchandise stores at year end                  2,126         2,070         2,313

Other retail gross profit (millions of dollars)      $    157.4    $    115.9    $    112.9
(a) (b)	The Retail Data Summary includes the operations of gasoline and convenience store outlets acquired in the ExxonMobil Acquisition (for the period beginning February 29, 2000).

Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

Gasoline Distribution and Supply

           In 2000, the retail operations of Tosco sold over 6.3 billion gallons of gasoline including the operations of the convenience store system. The convenience stores provide an important advantage in the sale of gasoline in the competitive retail gasoline markets, as do the presence of such amenities as car washes. All Tosco gasoline stations accept major credit cards.

Merchandising

           In 2000, the retail operations of Tosco, including Circle K and 76 products, had over $2.1 billion of merchandise sales. Offering gasoline is an important competitive advantage in the convenience store retailing industry. The convenience stores benefit not only from the sale of gasoline but also from increased customer traffic in the stores occasioned by gasoline purchases.

Lubricants

           Tosco's 76 Lubricants Company division markets lubricating oils, gear lubricants, and greases domestically and internationally. Tosco entered the lubricants market with its acquisition of a lubricants manufacturing, distribution, and marketing business from Unocal in 1997. Tosco's three lubricant blending and packaging facilities are located in Los Angeles, California, Portland, Oregon, and Savannah, Georgia. Tosco's fourth facility, in Richmond, California, was closed in June 2000. In 2000, almost 62 million gallons of automotive and commercial motor oils, industrial oils, gear oils, and greases were sold from these plants directly to large end users, retail discount chains, and to over 200 petroleum jobbers in the United States and in 50 countries internationally. In 2000, jobbers accounted for approximately 85% of all sales.

           On January 10, 2001, 76 Lubricants Company entered into an agreement to purchase Sunoco, Inc.'s lubricants business, including all rights to Kendall motor oil brand on a worldwide basis. As part of this agreement, Tosco will receive the customer list, product formulations and other related assets of both the Sunoco brand in the U.S. and the Kendall brand worldwide. The Sunoco trademark is not part of the purchase. The acquisition of the Sunoco and Kendall lubricants business will make Tosco's 76 Lubricants Company one of the larger marketers of lubricants in the U.S. with sales expected to exceed 100 million gallons of branded lubricants annually. The Kendall brand will also be a valuable addition to Tosco's other trademark properties. This acquisition will provide 76 Lubricants Company with a significant presence in the East Coast lubricants market.

           Tosco has long-term supply agreements with base stock refiners to ensure a supply of the high quality base stocks needed for its lubricants operations. Tosco does not anticipate difficulty obtaining necessary supplies in the event these suppliers could not meet their commitments.

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

           Environmental compliance for Tosco's refining and marketing business has required, and will continue to require, capital expenditures. Tosco had capital expenditures of approximately $39 million in 2000 and $54 million in 1999, of which $35 million and $27 million related to the refining division for 2000 and 1999, respectively. Tosco currently estimates that capital expenditures for environmental compliance for the refining division may approximate $68 million and $73 million for 2001 and 2002, respectively. Such amounts do not include amounts that may be necessary to produce gasoline to meet changing "clean fuels" specifications.

           Environmental capital expenditures for Tosco's retail division, including those relating to upgrading or replacing USTs, were approximately $4 million in 2000 and $27 million in 1999. Tosco's current estimates for 2001 and 2002 retail division capital expenditures are approximately $7 million and $13 million, respectively.

           Because anticipated remedial actions are subject to negotiation with governmental agencies, the amount and timing of actual cash expenditures are uncertain. In addition, further investigative work and negotiations with governmental agencies may result in different or additional remedial actions that Tosco cannot presently predict.

           Tosco is also advocating three important initiatives for clean fuels that are believed to be beneficial to the environment. First, Tosco believes that MTBE, which poses a potential for water pollution, should be reduced or eliminated as an additive in gasoline. Secondly, Tosco vigorously supports a dramatic reduction in the amount of sulfur allowed in gasoline - from the current national average of approximately 350 ppm down to 30 ppm. Automobile manufacturers have indicated that a nationwide low-sulfur, clean fuel specification is important for the design of new cars to achieve the low tailpipe emission levels mandated in 2004. Thirdly, Tosco fully supports the U.S. Environmental Protection Agency's ("EPA") action to reduce on-road diesel fuel sulfur content to 15 ppm by mid-2006.

           Governmental regulations are complex and subject to different interpretations. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions, or increased capital expenditures and operating costs that Tosco cannot presently assess with certainty. See Note 10 to the Consolidated Financial Statements.

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

           Tosco must purchase all of its crude oil and substantially all of its feedstock supplies from others, while some of its competitors have proprietary sources of crude oil available for their own refineries. Tosco has agreements with BP Oil, Statoil, Equiva, Occidental, and others to provide Tosco certain amounts of crude oil. Under present market conditions, Tosco does not anticipate difficulty in obtaining necessary crude oil supplies. See "Petroleum Refining, Supply, Distribution, and Marketing - Raw Material Supply."

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

           Tosco faces similarly strong competition in the sale of petroleum lubricants. Recent large consolidations through mergers and acquisitions in the previously fragmented lubricants market are making this market even more competitive. Major integrated oil company brands are the main competitors in the engine oil segment. These same companies as well as specialty oil marketers are active in the industrial oil market. Tosco must purchase all of its lubricants base stock from its competitors. See "Retail Marketing - Lubricants."

Operating Properties

           Tosco, itself or through its wholly owned subsidiaries, owns the sites at which its refineries are located (1,500-acre site at Alliance, 1,300-acre site at Bayway, 850-acre site at Ferndale, 650-acre site at LAR, 1,210-acre site at Rodeo, 1,790-acre site at Santa Maria, 500-acre site at Trainer, and 2,000-acre site at Wood River) and the buildings, tanks, pipelines, and related facilities. With the Avon Refinery sale, Tosco's 2,300-acre site at Avon was transferred in September 2000 to UDS.

           Tosco had available at December 31, 2000, through ownership, lease agreement, exchange, or other appropriate arrangement, the use of storage tanks, loading racks, wharves, and other related assets at approximately 202 terminal distribution locations in 34 states. Tosco believes its refinery-related properties are well-maintained and are suitable and adequate for their present purposes.

           At December 31, 2000, Tosco or its wholly owned subsidiaries owned or controlled by lease over 3,900 retail service stations located in 24 states. In addition to marketing transportation fuels (gasoline and diesel), many of the stations have convenience store, car wash, and/or automotive repair facilities.

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

OFFICE PROPERTIES

           At December 31, 2000, Tosco occupied a total of approximately 1,007,000 square feet of office space principally in Linden, New Jersey, Tempe, Arizona, and Old Greenwich, Connecticut, and at various office locations for the refining and retail systems. The office space occupied by Tosco is generally suitable and adequate for its purposes.

EMPLOYEES

           At December 3l, 2000, Tosco had approximately 25,500 employees at various locations, including approximately 18,400 store personnel, of which approximately 4,200 are part-time. Approximately 10% of Tosco's employees, primarily those employed at the refining facilities, are represented by labor organizations. Tosco believes that its labor relations with its employees are good.

Item 3. Legal Proceedings

           A refinery in Duncan, Oklahoma, formerly owned by Tosco, is subject to investigation by the Oklahoma Department of Environmental Quality ("ODEQ"). The ODEQ requested that Tosco participate with the former owner, Sun Company, Inc. (R&M) ("Sun"), from whom Tosco purchased the site, and the subsequent owners, including those to whom Tosco sold the site, in the investigation and potential remediation of alleged environmental contamination. On September 29, 1995, Tosco entered into a Consent Agreement and Final Order with ODEQ to investigate the extent of contamination at the refinery, conduct certain interim remedial actions, and prepare a remedial action plan. On April 10, 1995, Tosco filed a complaint for declaratory relief against Sun (Tosco Corporation v. Sun Company, Inc. (R&M) (U.S. District Court, Western District of Oklahoma, Case No. Civ. 95 556M)) to recover the costs of complying with the ODEQ order, and seeking an order determining Tosco's and Sun's rights and legal relations under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and the Oil Pollution Act ("OPA"), and under the Purchase Agreement through which Tosco purchased the Duncan Refinery, relating to the costs of environmental investigation and potential remediation at the site. The complaint was subsequently amended to name Koch Industries, Inc. ("Koch"), another former owner, as another defendant. On February 14, 1996, Tosco obtained default judgments against some of the current owners of the refinery. In January 1998, Tosco entered into a Settlement Agreement with Sun, pursuant to which Sun agreed to pay $7 million in exchange for a release from liability with respect to the site. In early 1998, a trial was held on Tosco's claim against Koch. The court ruled in Tosco's favor that Koch was responsible for effectively 15% of past and future investigation and remediation costs at the site. On May 2, 2000, the 10th Circuit Court of Appeals affirmed this decision of the trial court in favor of Tosco.

           In a case filed in 1996 by private litigants against all major petroleum refiners, distributors, and retailers in California, including Tosco, alleging that the defendants restrained trade and restricted the supply of a certain type of cleaner burning gasoline sold in California, Aguilar, et al. v. Atlantic Richfield Corporation, et al. (Superior Court of California, County of San Diego, Case No. 00700810), the court granted the Defendants' Motions for Summary Judgment in October 1997. In late January 2000, the California Court of Appeals affirmed the lower court's summary judgment in favor of the defendants, including Tosco (reversing the lower court's January 29, 1998, ruling in which the lower court had reversed itself and ordered a new trial). On May 17, 2000, the California Supreme Court granted plaintiff's petition for a hearing to review the Court of Appeals decision. On January 28, 1998, a plaintiff allegedly representing a class of all wholesale purchasers of gasoline in the State of California sued nine petroleum refineries, including Tosco, making essentially the same allegations as those made in the Aguilar case, Gilley v. Atlantic Richfield Corp., et al. (U.S. District Court, Southern District of California, Case No. 93-CVU132BTM). The court has stayed all proceedings in this matter pending the outcome of the appellate proceedings in the Aguilar case.

           On October 22, 1998, a complaint was filed by a private litigant, purportedly on behalf of a class of all direct or indirect purchasers of California diesel fuel between March 19, 1996 and December 31, 1997, against all California refiners of California diesel fuel (Cal-Tex Citrus Juice, et al. v. Atlantic Richfield Company, et al. (Superior Court of California, County of Sacramento, Case No. 98AS05227)). The complaint alleges violations of various state statutes by the defendants' alleged conspiracy to fix prices of California diesel fuel. Tosco has filed an Answer. This case has been stayed pending the outcome of the appellate proceedings in the Aguilar case.

           In October 1998, a complaint was filed against gasoline refiners and wholesalers in Hawaii, including Tosco, by the State of Hawaii alleging that defendants fixed the price of gasoline and allocated market share and seeking damages and injunctive relief (Bronster v. Chevron Corporation, et al. (U.S. District Court, District of Hawaii, Case No. CV9800792SPK)). Tosco filed a Motion to Dismiss. In 1999, in response to Tosco's Motion to Dismiss, which was granted in part and denied in part, the State amended its complaint to make essentially the same allegations.

           In seven cases, complaints were filed by private litigants, a water company, and two municipalities against numerous defendants, including Tosco, alleging violation of state product liability laws in the production and sale of gasoline which included an additive, methyl tertiary butyl ether, (Kubas, et al. v. Unocal Corporation, et al. (Superior Court of California, County of Los Angeles, Case No. BC191876); Communities for a Better Environment v. Unocal Corporation, et al. (Superior Court of California, County of San Francisco, Case No. 997013); South Tahoe Public Utility District v. Atlantic Richfield Company, et al. (U.S. District Court, District of Delaware, Civil Action No. 98-336); The City of Dinuba v. Unocal Corporation, et al. (Superior Court of California, County of San Francisco, Case No. 305450); Hixson, et al. v. Unocal Corporation, et al. (Superior Court of California, County of Los Angeles, Case No. BC195295); City of Santa Monica v. Shell Oil Company, et al. (Superior Court of California, County of San Francisco, Case No. 313004); Berisha, et al. v. Amerada Hess Corporation, et al. (U.S. District Court, Southern District of New York, Case No. 00 Civ. 1898 (SAS), MDL No. 1358)). It is alleged that the additive contaminated water supplies. Tosco has filed Answers in all cases.

           The costs of remedial actions in environmental cases are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative cleanup technologies. However, Tosco presently believes that any cost in excess of the amounts already provided for in the financial statements should not have a materially adverse effect upon Tosco's operations or financial condition. Tosco further believes that a portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations. See Notes 10 and 19 to the Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

           None

Executive Officers of the Registrant

Name	Age	Served as an Officer Since	Principal Occupation and Positions Held

Thomas D. O'Malley	59	1989	Chairman of the Board and Chief Executive Officer of Tosco since January 1990; President of Tosco from May 1993 to May 1997 and from October 1989 to May 1, 1990.

Jefferson F. Allen	55	1990	President of Tosco since May 1997 and Chief Financial Officer since June 1990; Executive Vice President from June 1990 to May 1997; Treasurer of Tosco from June 1990 to October 1995; various positions, including Chairman and CEO, with Comfed Bancorp, Inc., and related entities from November 1988 to June 1990.

Robert J. Lavinia	54	1993	Executive Vice President of Tosco and President of Tosco Marketing Company (a division of Tosco) since February 1996; Senior Vice President of Tosco from May 1994 to February 1996; Vice President of Tosco from 1993 to May 1994; President, Tosco Energy Corporation during 1992; prior to 1992, various positions with Phibro Energy for a period in excess of five years.

Dwight L. Wiggins	60	1993	Executive Vice President of Tosco and President of Tosco Refining Company (a division of Tosco) since February 1996; Senior Vice President of Tosco from May 1994 to February 1996; Vice President of Tosco from January 1993 to May 1994; President of Bayway Refining Company since January 1993; New Jersey Area Manager for Exxon Company U.S.A. 1990 to 1993.

Wilkes McClave III	53	1989	Executive Vice President of Tosco since March 2001 and General Counsel of Tosco since May 1990; Senior Vice President of Tosco from May 1996 to March 2001; Vice President of Tosco from May 1990 to May 1996; Secretary of Tosco since August 1989; Assistant General Counsel of Tosco from January 1986 to May 1990.

Peter A. Sutton	55	1992	Senior Vice President of Tosco since August 1998; Vice President of Tosco from January 1992 to August 1998; Senior Vice President of Tosco Refining Company since May 1990; various other positions with Tosco for a period in excess of five years.

Duane B. Bordvick	55	1997	Senior Vice President of Tosco for safety, health, and the environment since February 2000; Vice President of Tosco for environmental and external affairs from February 1997 to February 2000; Vice President of Tosco Refining Company for a period in excess of five years.

Craig R. Deasy	56	1995	Vice President and Treasurer of Tosco since October 1995; Vice President and Treasurer of Bayway Refining Company since April 1993; various other positions with Tosco for a period in excess of five years.

William E. Hantke	53	1999	Vice President of Tosco for development since May 1999; various other positions with Tosco since 1990; various finance and accounting positions in oil and other commodity industries since 1975.

Ann Farner Miller	49	1996	Vice President of Tosco for governmental relations since May 1996; director of governmental relations of Tosco Refining Company for a period in excess of five years.

Richard W. Reinken	44	1994	Vice President and Chief Information Officer of Tosco since November 1994; Senior Vice President of Tosco Marketing Company since June 1996; Consultant, Andersen Consulting from 1985 to 1994.

Robert I. Santo	57	1992	Vice President of Tosco since January 1998; Chief Accounting Officer of Tosco since January 1992; various other positions with Tosco for a period in excess of five years.

Wanda Williams	54	1996	Vice President of Tosco for human resources since May 1996; Vice President of Tosco Marketing Company since May 1996; Vice President of Circle K for human resources from June 1993 to May 1996; various other positions with Circle K from July 1992 to May 1996; various human resources positions in the oil industry and convenience store industry from 1971 to 1992.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

           Tosco's Common Stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. Set forth below are the high and low sales prices as reported on the NYSE Composite Tape.

Price Range of Common Stock

  2000         High      Low    Dividend      1999        High      Low     Dividend
-----------  --------   ------  --------    -----------   -----    -----    --------
1st Quarter   $31.44    $24.50    $0.07     1st Quarter   $26.31   $19.31    $0.06
2nd Quarter       33     28.25    $0.07     2nd Quarter       28       23    $0.07
3rd Quarter    32.96     26.19    $0.07     3rd Quarter    28.81    24.63    $0.07
4th Quarter    34.06     27.44    $0.08     4th Quarter    30.31    23.94    $0.07

           The number of Tosco shareholders of record on February 28, 2001 was 7,958.

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

Item 6. Selected Financial Data

           The following Selected Financial Data are qualified in their entirety by the more detailed Consolidated Financial Statements and related Notes at the end of this report. The Selected Financial Data for each of the five years ended December 31, 2000, are derived from the Consolidated Financial Statements of Tosco audited by PricewaterhouseCoopers LLP, independent accountants.

TOSCO CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Millions of Dollars, Except Per Share and Ratio Data)

                                                                       Year Ended December 31,
                                            ------------------------------------------------------------------------
   Statement of Income Information            2000 (a)        1999            1998          1997 (b)      1996 (c)
                                            ----------     ----------      ----------      ----------     ----------
 Sales                                      $ 24,545.2     $ 14,362.1      $ 12,021.5      $ 13,281.6     $ 9,922.6

 Operating contribution (d)                  $ 1,747.7     $  1,258.8       $ 1,215.7       $ 1,168.1       $ 725.6
 Depreciation and amortization                  (354.2)        (308.4)         (313.9)         (303.5)       (184.5)
 Special items:
     Gain on disposition of Avon Refinery         20.0
     Inventory recovery (writedown)                             240.0          (240.0)          (53.0)
     Restructuring recovery (charge), net                         2.1           (40.0)                        (13.5)
     Avon Refinery start-up costs                               (43.1)
     Gain on sale of retail assets in
       non-core markets                                          40.5
 Interest expense, net                          (155.1)        (118.8)         (122.7)         (134.5)        (83.4)

 Net income                                    $ 529.4        $ 441.7         $ 106.2         $ 212.7       $ 146.3

 Diluted earnings per share                     $ 3.47         $ 2.83          $ 0.67          $ 1.37        $ 1.16
 Cash dividends per common share                  0.29           0.27            0.24            0.24          0.22

                                                                            December 31,
                                            --------------------------------------------------------------------------
          Balance Sheet Information           2000            1999            1998           1997          1996
                                            ----------      ----------      ----------     ----------     ----------
 Total assets                                $ 9,003.8      $ 6,212.4       $ 5,842.8       $ 5,974.9     $ 3,554.8
                                            ==========     ==========      ==========      ==========     ==========
 Revolving credit facility                     $ 116.0        $ 106.0         $ 196.0         $ 166.0           $ -
 Long-term debt                                1,776.6        1,352.9         1,358.6         1,415.3         826.8
                                            ----------     ----------      ----------      ----------     ----------
 Debt                                          1,892.6        1,458.9         1,554.6         1,581.3         826.8
 Trust Preferred Securities (e)                  300.0          300.0           300.0           300.0         300.0
 Shareholders' equity                          2,609.7        2,108.3         1,913.0         1,944.1       1,070.3
                                            ----------     ----------      ----------      ----------     ----------
 Total capitalization                        $ 4,802.3      $ 3,867.2       $ 3,767.6       $ 3,825.4     $ 2,197.1
                                            ==========     ==========      ==========      ==========     ==========
 Debt to total capitalization ratio               0.39           0.38            0.41            0.41          0.38

 Book value per common share                   $ 18.01        $ 14.65         $ 12.57         $ 12.44        $ 8.17
(a)	Includes the operations of the ExxonMobil retail systems for the period commencing February 29, 2000 (date acquired), the Wood River Refinery for the period commencing June 1, 2000 (date acquired), and the Alliance Refinery for the period commencing September 8, 2000 (date acquired) and excludes the operations of the Avon Refinery subsequent to its disposition on August 31, 2000.

(b)	Includes the operations of 76 Products for the period commencing March 31, 1997 (date acquired).

(c)	Includes the operations of The Circle K Corporation for the period commencing May 30, 1996 (date acquired).

(d)	Operating contribution is calculated as sales minus cost of sales.

(e)	Trust Preferred Securities consist of company-obligated, mandatorily redeemable, convertible preferred securities of Tosco Financing Trust, holding solely 5.75% convertible junior subordinated debentures of Tosco. On February 15, 2001, all but 1,185 shares of the Trust Preferred Securities were converted into approximately 9,112,098 shares of Tosco Common Stock. (See Note 22 to the Consolidated Financial Statements.)

Note: In 1997, the Company declared and distributed a 3-for-1 Common Stock split, in the form of a 200 percent stock dividend. The number of shares, per share prices, and earnings per share for all periods reflect this 3-for-1 stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          Year 2000 was an exceptional year for Tosco. The Company closed four major transactions that substantially increased and geographically broadened its refining and marketing systems. Tosco’s earnings from operations, excluding special items, for the fourth quarter and year 2000 were the highest in its history and its debt to capitalization ratio was 39% at December 31, 2000.

           The four major transactions completed in 2000 were:

1.	The acquisition of approximately 1,740 retail gasoline and convenience store outlets and certain other assets from Exxon Corporation and Mobil Oil Corporation (collectively “ExxonMobil”) on February 29, 2000 (the “ExxonMobil Acquisition”);
2.	The purchase of the Wood River Refinery on June 1, 2000 (the "Wood River Acquisition");
3.	The acquisition of the Alliance Refinery on September 8, 2000 (the "Alliance Acquisition") (collectively, including the ExxonMobil and Wood River Acquisitions, the "2000 Acquisitions"); and
4.	The disposition of the Avon Refinery on August 31, 2000 (the "Avon Disposition").

           See Notes 3 and 15 to the Consolidated Financial Statements.

          On February 4, 2001, Tosco announced that it had entered into an agreement and plan of merger whereby Tosco will become a wholly owned subsidiary of Phillips Petroleum Company (“Phillips”). See Note 22 to the Consolidated Financial Statements.

Results of Operations

                                                                              For the Year Ended December 31,
                                                                       ---------------------------------------------
(Millions of Dollars, Except Per Share Data)                            2000 (a)           1999               1998
                                                                       -------------     -----------       ----------
Sales                                                                  $  24,545.2       $ 14,362.1        $ 12,021.5
Cost of sales                                                            (22,797.5)       (13,103.3)        (10,805.8)
                                                                       -------------     -----------       ----------
Operating contribution                                                     1,747.7          1,258.8           1,215.7
Depreciation and amortization                                               (354.2)          (308.4)           (313.9)
Special items:
     Gain on disposition of Avon Refinery                                     20.0
     Inventory recovery (writedown)                                                           240.0            (240.0)
     Restructuring recovery (charge)                                                            2.1             (40.0)
     Avon Refinery start-up costs                                                             (43.1)
     Gain on sale of retail assets in non-core markets                                         40.5
Selling, general, and administrative expenses                               (351.4)          (305.2)           (300.3)
Interest expense, net                                                       (155.1)          (118.8)           (122.7)
                                                                       -------------     -----------       ----------
Income before income taxes and distributions on Trust Preferred
  Securities                                                                 907.0            765.9             198.8
Income taxes                                                                (367.3)          (314.0)            (82.5)
                                                                       -------------     -----------       ----------
Income before distributions on Trust Preferred Securities                    539.7            451.9             116.3
Distributions on Trust Preferred Securities, net of income tax benefit       (10.3)           (10.2)            (10.1)
                                                                       -------------     -----------       ----------
Net income                                                             $     529.4       $    441.7        $    106.2
                                                                       =============     ===========       ==========
Earnings per share (b)                                                 $      3.47       $     2.83        $     0.67
                                                                       =============     ===========       ==========
(a)	Results of operations include the results of operations of the 2000 Acquisitions from their respective acquisition dates and exclude the Avon Refinery subsequent to its disposition.

(b)	Earnings per share throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are expressed on a diluted basis.

Refining Data Summary (a):

                                                                          For the Year Ended December 31,
                                                                     -----------------------------------------
                                                                      2000              1999 (b)           1998
                                                                     ---------       ------------        ---------
Average charge barrels input per day (c):
     Crude oil                                                       1,038,700           762,600          837,200
     Other feed and blending stocks                                     88,100            88,300          107,600
                                                                     ---------       ------------        ---------
                                                                     1,126,800           850,900          944,800
                                                                     =========       ============        =========
Average barrels of petroleum products produced per day (c):
     Clean products (d)                                                946,400           712,200          786,900
     Other finished products                                           176,100           133,400          155,400
                                                                     ---------       ------------        ---------
                                                                     1,122,500           845,600          942,300
                                                                     =========       ============        =========
Operating margin per charge barrel (e)                               $    5.88       $      5.11         $   4.61
                                                                     =========       ============        =========

(a)      The Refining Data Summary presents the operating results of the following refining facilities:

-	Alliance Refinery, located near New Orleans (for the period beginning September 8, 2000).
-	Bayway Refinery, located on the New York Harbor.
-	Ferndale Refinery, located on Washington's Puget Sound.
-	Los Angeles Refinery System, comprised of two refineries in Los Angeles.
-	San Francisco Area Refinery System, comprised of the Avon Refinery (for the period ended August 31, 2000) and the Rodeo-Santa Maria complex.
-	Trainer Refinery, located near Philadelphia.
-	Wood River Refinery, located near St. Louis (for the period beginning June 1, 2000).

(b)	The Avon Refinery was shutdown in March 1999 for a safety review following a fire at a crude unit on February 23, 1999. All major processing units had been restarted by the end of July 1999.

(c)	A barrel is equal to 42 gallons.

(d)	Clean products are defined as clean transportation fuels (gasoline, diesel, and jet fuel) and heating oil.

(e)	Operating margin per charge barrel is calculated as operating contribution, excluding refinery operating costs, divided by total refinery charge barrels. Operating contribution includes insurance recoveries.

Retail Data Summary:

                                                                  For the Year Ended December 31,
                                                            -------------------------------------------
                                                              2000 (a)           1999           1998
                                                            ------------      ----------     ----------
Volume of fuel sold (millions of gallons)                     6,320.7           4,451.6       4,490.4
Blended fuel margin (cents per gallon) (b)                        7.8              11.4          12.1
Number of gasoline stations at year end                         5,668             4,143         4,476

Merchandise sales (millions of dollars)                    $  2,121.6        $  2,039.7     $ 2,097.8
Merchandise margin (percentage of sales)                         28.4%             28.7%         29.6%
Number of merchandise stores at year end                        2,126             2,070         2,313

Other retail gross profit (millions of dollars)            $    157.4        $    115.9     $   112.9
(a)	The Retail Data Summary includes the operations of gasoline and convenience store outlets acquired in the ExxonMobil Acquisition (for the period beginning February 29, 2000).

(b) Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

2000 Compared to 1999

          Tosco earned net income of $529 million ($3.47 per share) for 2000 compared to $442 million ($2.83 per share) in 1999. Results of operations for 2000 include a $20 million ($12 million after-tax, $0.08 per share) gain on the disposition of the Avon Refinery. Results of operations for 1999 include a $240 million ($142 million after-tax and $0.89 per share) write-up of LIFO inventories previously written-down to their net realizable value, a $40 million ($24 million after-tax and $0.15 per share) gain on the sale of 372 retail sites in non-core markets, an $8 million ($5 million after-tax and $0.03 per share) LIFO inventory liquidation gain, and non-recurring costs of $43 million ($25 million after-tax and $0.16 per share) related to the restart of the Avon Refinery following its stand-down for a safety review. Net income before special items for 2000 was $518 million, an increase of $221 million over net income before special items of $297 million for 1999.

          Sales in 2000 increased by $10.2 billion to $24.5 billion due to increased product prices and increased volumes from the 2000 Acquisitions less volumes lost from the Avon Disposition.

          Operating contribution of $1.7 billion increased by $489 million compared to 1999. The increase was from refining ($616 million) partially offset by a decrease from marketing ($127 million).

          Refining operating contribution of $1.3 billion for 2000 increased by $616 million over 1999. This increase was primarily due to higher operating margins per charge barrel ($5.88 in 2000 compared to $5.11 in 1999) and increased production rates (1,126,800 barrels per day (“B/D”) in 2000 compared to 850,900 B/D in 1999) partially offset by higher cash operating expenses. The improvement in consolidated operating margins was due to strong margins throughout Tosco’s refining system for most of the year reflecting the better balance in worldwide and U.S. supply and demand. The better margins of 2000 also resulted from the strong demand for distillates because of the cold weather in the East Coast during the first and fourth quarters as well as the timely acquisition of the Wood River and Alliance Refineries during a period of historically strong refining margins. West Coast margins in 2000 were good but lower than in 1999 (margins were very strong in 1999 due in part to tighter supplies of product because of industry production problems).

          During June 2000, management decided that certain restructuring activities associated with the San Francisco Area Refinery would not occur as originally contemplated. Accordingly, restructuring cost accruals totaling $12 million were reversed in the 2000 second quarter. Also, during June 2000, the Company recorded a $8 million charge related to the restructuring of its lubricant manufacturing operations. The restructuring plan includes targeted employee downsizing, streamlined changes in operations, and re-distribution of some product channels. The net impact of these two items of $4 million ($2 million after-tax and $0.01 per diluted share) is included in cost of sales. See Note 7 to the Consolidated Financial Statements.

          Marketing operating contribution declined by $127 million to $405 million for 2000 as lower retail margins in 2000 more than offset the additional contribution from the ExxonMobil Acquisition. Blended fuel margins for 2000, including ExxonMobil, were 7.8 cents per gallon compared to 11.4 cents per gallon in 1999. The lower margins were attributable to the lag in recovering crude cost increases in highly competitive markets. During the first and third quarters in Southern California and Arizona, the heart of the Company’s retail system, street prices never rose enough to cover the wholesale price increase and these losses overwhelmed otherwise acceptable retail margins in the remainder of the retail system. In the fourth quarter, crude prices declined and retail margins returned to acceptable levels. Fuel volumes and merchandise sales for 2000 were higher than 1999 because of the increased store counts from the ExxonMobil Acquisition.

          Depreciation and amortization (“DD&A”) for 2000 was $354 million compared to $308 million in 1999. The increase of $46 million was due to several factors. Refinery DD&A increased primarily due to the Wood River and Alliance Acquisition as well as capital projects placed in service in 2000. This was partially offset by reduced DD&A due to the Avon Disposition. Marketing DD&A increased due to the ExxonMobil Acquisition and other capital additions made during 2000.

           Selling, general, and administrative expenses were $351 million in 2000 compared to $305 million in 1999. The increase of $46 million was primarily due to the 2000 Acquisitions and higher incentive compensation accruals.

          Net interest expense during 2000 was $36 million higher than 1999 due to increased borrowings related to the ExxonMobil and Wood River Acquisitions and higher short-term interest rates under the Revolving Credit Facility. Proceeds from the Avon Disposition were used to finance the Alliance Acquisition.

          Income taxes, including the benefit associated with the distributions on company-obligated, mandatorily redeemable, convertible preferred securities (“Trust Preferred Securities”), were $360 million for 2000 compared to $307 million in 1999. The increase was due to higher taxable income in 2000. During 2000, Tosco reduced its effective income tax rate to 40.5% from the 41.0% used in 1999 based on an evaluation of its current mix of profits by state.

1999 Compared to 1998

          Tosco earned net income before special items of $297 million ($1.92 per share) during 1999. These results represent a 10% increase in net income before special items of $270 million ($1.66 per share) for 1998. Special items for 1999 include the $240 million write-up of LIFO inventories, the $40 million gain on the sale of 372 retail sites, the $8 million LIFO inventory liquidation gain, and non-recurring costs of $43 million related to the restart of the Avon Refinery. After special items, Tosco earned net income of $442 million ($2.83 per share) in 1999 compared to $106 million ($0.67 per share) in 1998. Results of operations for 1998 included a $240 million ($140 million after-tax, $0.88 per share) inventory writedown and a $40 million ($23 million after tax, $0.15 per share) restructuring charge.

          Sales in 1999 were $14.4 billion compared to $12.0 billion in 1998. This increase of $2.4 billion was attributable to increased product prices partially offset by lower refinery production and retail merchandise sales. Production declines were primarily due to the stand-down of the Avon Refinery and the turnaround of the Bayway Refinery cat cracker in March and April 1999.

          On February 23, 1999, a fire occurred at a crude unit at the San Francisco Area Refinery, Avon facility. The fire was quickly isolated and extinguished with no offsite effects or health risks to the community. In March, the Avon Refinery was shutdown while a thorough safety review and extensive employee safety training were conducted. In May, Tosco began the process of restarting the refinery and all major processing units were restarted by the end of July. Results of operations include insurance recoveries of $42 million ($25 million after-tax and $0.16 per share) received in 1999 that replaced otherwise lost operational profit. The Company is pursuing additional insurance recoveries. See Note 19 to the Consolidated Financial Statements.

          Operating contribution of $1.3 billion for 1999 increased by $43 million compared to 1998. The increase was from refining ($45 million) partially offset by a decrease from marketing ($2 million).

          Refining operating contribution of $727 million increased by $45 million over 1999. This increase was primarily due to increased operating margins per charge barrel ($5.11 in 1999 compared to $4.61 in 1998). This was partially offset by lower production rates in 1999 (850,900 B/D in 1999 compared to 944,800 B/D in 1998). The improvement in consolidated operating margins during 1999 were the result of improved West Coast margins, due to increased demand coupled with reduced production, partially offset by lower East Coast margins. West Coast throughputs were reduced at several California refineries, including Tosco’s Avon Refinery, during 1999 due to unscheduled outages of major processing units. East Coast operating margins were among the lowest in recent history.

          Marketing operating contribution for 1999 was $531 million compared to $533 million in 1998. The decrease of $2 million was primarily due to lower blended fuel margins for 1999. As a result of reduced store counts, fuel volumes and merchandise sales for 1999 were lower than 1998, but both amounts increased in 1999 compared to 1998 on a per store basis.

          DD&A for 1999 was $308 million compared to $314 million in 1998. The decrease of $6 million was due to a $24 million reduction in depreciation attributable to Tosco’s January 1, 1999 extension of the useful lives of its refinery and distribution assets. This was partially offset by 1999 depreciation on assets placed in service throughout 1999. See Note 6 to the Consolidated Financial Statements.

          In December 1999, Tosco reversed (based on December 31, 1999-price levels) the $240 million write-down of its raw material and product inventories recorded in 1998. The 1998 write-down was the result of the steep market decline in crude oil and product prices in 1998 that lowered the value of inventories acquired in connection with Tosco’s acquisitions since 1993.

          During 1999, non-recurring expenses of $43 million related primarily to the restart of the Avon Refinery were incurred. These start-up costs did not include any normal recurring expenses for maintaining the refinery or training employees during the stand-down period.

          During 1998, Tosco recorded a $40 million charge primarily related to the restructuring of its San Francisco Area Refinery System. In April 1999, management announced that layoffs and consolidation of functions planned for 1999 would not occur as originally contemplated. Accordingly, remaining employee termination cost accruals totaling $2 million were reversed in 1999.

          Tosco completed its program of divestiture of convenience stores in non-core markets in 1999. In 1999, Tosco realized a gain of $40 million from the sale of 372 convenience stores. Operations from these convenience stores did not significantly impact operating contribution during 1999.

          Net interest expense during 1999 was $4 million less than 1998 due primarily to lower levels of borrowings partially offset by increases in interest rates under the Revolving Credit Facility.

          Income taxes, including the benefit associated with the distributions on Trust Preferred Securities, were $307 million for 1999 compared to $75 million in 1998. The increase was due to higher taxable income in 1999. During 1999, Tosco reduced its effective income tax rate to 41.0% from 41.5% used in 1998 based on an evaluation of its current mix of profits by state.

Outlook

          Results of operations are primarily determined by the operating efficiency of the refineries and by refining and retail fuel margins. Tosco expects, given reasonable margins, that refinery production will be higher in 2001 due to its expanded refinery system despite a higher Turnaround schedule. While no one is able to predict the level of operating margins for 2001 because of the uncertainties associated with oil markets and the U.S. economy, Tosco believes that the good refining margins of 2000 will continue for an extended period because of the absence of refinery expansion in the U.S. specifically and the world in general. In addition, we expect that the low fuel marketing margins experienced in 2000 in Southern California and Arizona will return to more normal levels in 2001. The full year of operations of the 2000 Acquisitions, the Irish National Petroleum Corporation transaction expected to be consummated in 2001, and the Bayway Polypropylene Plant scheduled to come online in the third quarter of 2001, should also add to 2001 earnings. Tosco remains committed to improving its results by becoming more efficient in all areas of operation without compromising safety, reliability, or environmental compliance.

          As a condition of the Avon Disposition, Tosco is entitled to contingent payments of up to $150 million during the next eight years in the event that West Coast refining margins exceed certain defined levels. If West Coast refining margins achieved in the last four months of 2000 continue at their current level through the first quarter of 2001, the full $150 million participation payment will be earned, subject to reversal during the remaining balance of the annual calculation period.

Cash Flows

          As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $5 million during 2000. Cash used in investing activities of $1.970 billion exceeded cash provided by operating activities of $1.579 billion and financing activities of $386 million.

          Net cash provided by operating activities of $1.579 billion was from cash earnings (net income plus depreciation and amortization, and other non-cash operating gains and losses) of $1.027 billion, a net increase in operating assets and liabilities (primarily working capital) of $542 million, and other items of $10 million.

          Net cash used in investing activities totaled $1.970 billion due to capital additions of $654 million, spending for turnarounds of $81 million, acquisitions of the ExxonMobil retail system of $368 million, Wood River Refinery of $747 million, and Alliance Refinery of $908 million, and a net increase in marketable securities, deposits, deferred charges, and other assets of $42 million less proceeds on the disposition of the Avon Refinery of $798 million and other asset sales of $32 million.

          Net cash provided by financing activities totaled $386 million due to net borrowings under the Revolving Credit Facility totaling $10 million, proceeds from the issuance of debt of $900 million, and other items of $6 million less payments under debt agreements of $277 million, the purchase/defeasement of the First Mortgage Bonds of $211 million, and dividend payments of $42 million.

          There were no repurchases of Tosco Common Stock under the $300 million authorized stock buyback program. On January 12, 2001, Tosco called for redemption on February 15, 2001 of all of its outstanding 5.75% convertible junior subordinated debentures due 2026. As a result, Tosco Financing Trust called for redemption of its Trust Preferred Securities. On February 15, 2001, all but 1,185 shares of the Trust Preferred Securities were converted into 9,112,089 shares of Tosco Common Stock. See Notes 11 and 22 to the Consolidated Financial Statements.

Liquidity and Capital Resources

          Liquidity (as measured by cash, cash equivalents, marketable securities, deposits, and availability under the Revolving Credit Facility) totaled $801 million at December 31, 2000, a $12 million decrease from the December 31, 1999 balance of $813 million. Cash and cash equivalents, marketable securities, and deposits increased by $16 million, and availability under the Revolving Credit Facility decreased by $27 million. The decrease in availability under the Revolving Credit Facility reflects higher borrowings and letters of credit at December 31, 2000 to fund Tosco’s expanded operations.

          Effective with the fourth quarter of 2000, Tosco increased its quarterly dividend on its Common Stock by 14% from $0.07 to $0.08 per share. The increase in dividend payments was based on the current strong financial position of the Company and its optimism for future growth.

          At December 31, 2000, total shareholders’ equity was $2.6 billion; a $501 million increase compared to the December 31, 1999 balance. This increase was due to net income of $529 million and other items of $14 million exceeding dividends of $42 million. Debt (current and long-term debt and the Revolving Credit Facility) increased by $434 million to $1.9 billion at December 31, 2000 due primarily to increased borrowings related to the ExxonMobil and Wood River Acquisitions. The ratio of debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, Trust Preferred Securities, and Shareholders’ Equity) returned to under 40% (39% at December 31, 2000 and 38% at December 31, 1999) after rising to the mid 40s earlier in the year because of the 2000 Acquisitions.

          In September 2000, Tosco filed a shelf registration statement providing for the issuance of up to $3.0 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement.

          On January 25, 2001, Facility B of the Revolving Credit Facility was renewed through February 5, 2002. The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months, including repayment of $150 million Series B floating rate notes due on May 16, 2001. See Notes 8, 9, and 22 to the Consolidated Financial Statements.

Capital Expenditures

          During 2000, Tosco completed three major acquisitions. Additionally, $735 million was spent on budgeted capital and turnaround expenditures ($387 million for refining capital, $81 million for turnarounds, $264 million for marketing capital, and $3 million for non-operating capital). Refining capital expenditures include $142 million for on-going construction of the polypropylene plant at the Bayway Refinery. Turnaround expenditures were primarily for turnaround projects at the Ferndale Refinery, Los Angeles area refineries, and the Rodeo Refinery unicracker. Marketing capital expenditures were primarily for point-of-sale and back-office systems and upgraded equipment at existing sites, including rebranding sites in the Northwest and Southeast.

          On August 3, 2000, Tosco announced that it would invest approximately $375 million over the next five years in its West Coast refineries to produce new clean fuels and increase the yields and efficiencies of its plants. Approximately $220 million will be invested at the Ferndale Refinery, most of which will be for the installation of a new state-of-the-art Fluid Catalytic Cracker Unit that will improve gasoline production and reduce operating costs. Additional capital will be used to produce the new low sulfur gasoline mandated by the Environmental Protection Agency (“EPA”) and the ultra low sulfur diesel fuel the EPA recently announced. In addition, over $150 million will be spent on projects at the Rodeo and Los Angeles Refineries that will increase clean product production by a total of about 10,000 B/D. The projects will also enable Tosco to meet the CARB Phase 3 gasoline regulations as well as to produce ultra low sulfur diesel fuel (15 ppm) at its Rodeo and Los Angeles Refineries by 2003, well in advance of the EPA’s proposed deadline of 2007.

          Refining net capital spending for 2001, including a higher Turnaround spending program than in 2000 and completion of the polypropylene plant, is expected to approximate $560 million (subject to change depending upon cash flow generated in 2001). Marketing capital spending for 2001 is expected to be at the same level as previous years. Capital spending will be financed from cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

Risk Management

          A variety of strategies are used to reduce commodity price, interest, and operational risks. Tosco, at times and when able, uses futures and forward contracts to lock in what it believes to be favorable margins on a varying portion of refinery production by taking offsetting long (obligation to buy at a certain price) positions in crude oil and short (obligation to deliver at a certain price) positions in gasoline and heating oil. This strategy is intended to reduce Tosco’s exposure to fluctuations in refining margins and therefore should tend to reduce the volatility of operating results. In addition, Tosco enters into swap contracts with counterparties to reduce exposure to sales price volatility of residual fuels production. To a lesser extent, future and forward contracts may also be used to protect against price volatility of inventories stored for future sale and to protect against adverse price movements between the cost of domestic and foreign crude oil.

          Tosco uses a value-at-risk (“VAR”) model to assess the market risk of its derivative instruments. VAR represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. Tosco estimates VAR across its derivative instruments using a model with historical volatilities and correlations calculated using a one-day interval. Tosco’s measured VAR, using a VAR model with a 95% confidence level and assuming normal market conditions at December 31, 2000 and 1999, was not material.

          Tosco’s calculated VAR exposure represents an estimate of reasonably possible net losses assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur. The calculated VAR does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in Tosco’s holdings of derivative instruments during the year.

          Tosco manages its interest rate risk by maintaining a mix of fixed rate and floating rate debt. Floating rate debt, primarily borrowings under the Amended Revolving Credit Facility that currently provides up to $1 billion of uncollateralized revolving credit availability, is used to finance Tosco’s working capital requirements. The balance of Tosco’s debt is at acceptable fixed rates. See Notes 8 and 9 to the Consolidated Financial Statements.

          Tosco carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While Tosco believes that it is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future costs, if any, incurred under such circumstances would have to be paid out of general corporate funds, if available. See Note 18 to the Consolidated Financial Statements for a discussion of Tosco’s strategy to reduce credit risk.

Impact of Inflation

          The impact of inflation has been less significant during recent years because of the relatively low rates experienced in the United States. Raw material, energy, and labor are important components of Tosco’s costs. Any or all of these components could be increased by inflation, with a possible adverse effect on profitability, especially in high inflation periods when raw material and energy cost increases generally lead finished product prices. The crude cost increases experienced in 2000 had an adverse impact on the operating results of Tosco’s retail operations. In addition, the dramatic increases in natural gas prices resulted in higher refinery energy costs especially in California where Tosco has substantial refining operations. Tosco is continuing its on-going programs to improve its efficiency in energy use.

New Accounting Standard

SFAS No. 133

           Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") (collectively "SFAS No. 133") was adopted by Tosco effective January 1, 2001. SFAS No. 133 requires that all derivatives be recognized at fair value as either assets or liabilities. Changes in the fair value of derivatives are to be recorded in current earnings or other comprehensive income, depending on whether the derivative is part of a hedge transaction and, if it is, on the type of hedge transaction. To qualify as a hedge, SFAS No. 133 requires that the derivative be formally documented and designated, and the effectiveness of the hedge assessed on a regular basis.

          The Company utilizes commodity-based derivative instruments, at times and when able, to reduce a portion of its exposure to price volatility. Commodity futures are used to lock in what the Company considers to be acceptable margins between the sales value of refined products produced and the cost of raw materials purchased on a varying percentage of production, generally for periods not exceeding one year. In addition, the Company enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to reduce exposure to sales price volatility of residual fuels production. Futures and forward contracts are also used to protect against price volatility of inventories stored for future sale, to protect against adverse price movements of crude oils, and as a means to obtain physical volumes for its mid-continent refineries. In accordance with SFAS No. 133 all derivatives will be recognized on the balance sheet at their fair value at January 1, 2001. On the date a derivative contract is entered into, the Company will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) a derivative instrument that does not qualify for hedge accounting. For fair-value hedges, the change in fair value of the effective portion of the hedge will be recorded in current-period earnings along with the loss or gain on the hedged asset or liability. For cash-flow hedges, the change in fair value of the effective portion will be recorded in other comprehensive income. Changes in the fair value of derivatives not qualifying for hedge accounting and the ineffective portion of all fair-value and cash-flow hedges will be recognized in current-period earnings. Accordingly, the adoption of SFAS No. 133 could increase volatility in the Company's earnings.

          The cumulative effect of this accounting change on January 1, 2001 is not material. The effect of SFAS No. 133 in future results of operations will depend upon the number and type of derivative positions and the volatility of crude and product prices.

SFAS No. 140

          In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). The collateral recognition and disclosure provisions in SFAS No. 140, effective for fiscal years ending after December 15, 2000, were adopted in 2000. The Company anticipates that the adoption of the remaining provisions of SFAS No. 140, effective March 31, 2001, will not have a material impact on the Company’s results of operations.

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

Item 8. Financial Statements and Supplementary Data

           The financial statements and supplementary data required by Part II, Item 8, are included in Part IV, as indexed at Item 14(a) (1) and (a)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None

PART III

Item 10. Directors and Executive Officers of the Registrant

           There is hereby incorporated by reference the information appearing under the caption "Nominees for Election" in Tosco's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission. See also the information appearing under the caption "Executive Officers of the Registrant" in Part I.

          Tosco is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until the next Annual Meeting of the Board of Directors.

Item 11. Executive Compensation

           There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

           There is hereby incorporated by reference the information appearing under the caption "Stock Ownership of Officers and Directors" and "Other Matters - Certain Security Holdings" in Tosco's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

           There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in Tosco's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

           (a)(3). Exhibits

3(a)	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3(b)	By-laws of Registrant as currently in effect. Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(a)	Form of Indenture between Registrant and IBJ Schroder and Trust Company, as Trustee, relating to 9% Series A First Mortgage Bonds due March 15, 1997, and 9 5/8% Series B First Mortgage Bonds due March 15, 2002. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated March 4, 1992.

4(b)	Form of Indenture among Registrant, Bayway Refining Company, and the First National Bank of Boston, as Trustee, relating to 8 1/4% First Mortgage Bonds due 2003. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-4 dated April 29, 1993.

4(c)	Form of Indenture dated as of July 7, 1995, between Registrant and The First National Bank of Boston, as Trustee, relating to 7% Notes due 2000. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated May 18, 1995 (No. 33-59423).

4(d)	Form of Indenture dated as of May 1, 1996, between Registrant and State Street Bank and Trust Company. Incorporated by reference to Exhibit 4.1 to Registration Statement filed by Registrant on Form S-3 dated April 15, 1996 (No. 333-521).

4(e)	Rights agreement dated as of November 19, 1998, between Registrant and Bank of Boston, N.A., as Rights Agent. Incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated November 30, 1998.

10(a)	Fifth Amended and Restated Credit Agreement dated as of February 8, 2000, among Tosco Corporation, as Borrower, and the Banks named therein, as Banks, and BankBoston, N.A., Administrative Agent, Royal Bank of Canada, as Syndication Agent, and PNC Bank, National Association, as Documentation Agent. Incorporated by reference to Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10(b)	Severance Agreement dated January 26, 2000, between Registrant and Thomas D. O’Malley, including schedule identifying similar agreements between Registrant and two of its employees. Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10(c)	Indemnification Agreement dated September 30, 1987, between Registrant and Thomas D. O’Malley, including schedule identifying similar agreements between Registrant and its Directors and/or officers, together with related Trust Agreement. Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10(d)	1996 Long Term Incentive Plan, as amended.

10(e)	Tosco Corporation Senior Executive Retirement Plan of 1990, as amended and restated as of May 15, 1996. Incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10(f)	Tosco Corporation Senior Executive Retirement Plan of 1990, as amended and restated as of September 23, 1993. Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10(g)	Severance Agreement dated March 1, 1992, between Registrant and Robert J. Lavinia and Severance Agreement dated January 1, 1993 between Registrant and Dwight L. Wiggins. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10(h)	Agreement of Purchase, Sale and Assignment of Marketing Assets between Exxon Corporation and Tosco Corporation, dated as of December 1, 1999. Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10(i)	Agreement of Purchase, Sale and Assignment of Marketing Assets between Mobil Oil Corporation and Tosco Corporation, dated as of December 1, 1999. Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10(j)	Asset Purchase and Sale Agreement dated as of June 1, 2000 by and between Toscopetro Corporation and Equilon Enterprises LLC. Incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K reporting on an event which occurred June 1, 2000.

10(k)	Agreement dated as of July 1, 2000 by and between Tosco Corporation and Wilkes McClave III.

10(l)	Asset Purchase Agreement dated as of July 12, 2000 by and among Tosco Corporation, BP Exploration & Oil Inc. and BP Oil Pipeline Company. Incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K reporting on an event which occurred September 8, 2000.

10(m)	Asset Purchase and Sale Agreement dated as of August 4, 2000 by and between Tosco Corporation and Ultramar Diamond Shamrock Corporation, as amended. Incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K reporting on an event which occurred August 31, 2000.

10(n)	Agreement and Plan of Merger dated as of February 4, 2001 by and among Phillips Petroleum Company, Ping Acquisition Corp. and Tosco Corporation. Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K reporting on an event which occurred February 4, 2001.

10(o)	Letter Agreement dated as of February 4, 2001 between Phillips Petroleum Company and Thomas D. O’Malley. Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K reporting on an event which occurred February 4, 2001.

21.	A list of all subsidiaries of the Registrant.

23.	Consent of PricewaterhouseCoopers LLP.

99.	Condensed Consolidating Financial Information and Report of Independent Accountants.

          (b). Reports on Form 8-K

          Registrant filed two reports on Form 8-K, each dated October 25, 2000, reporting on Items 5 and 9.

          (c). Financial Statement schedules required by Regulation S-X are excluded from the Annual Report to Shareholders by Rule 14a-3(b)(1). See Schedule II to the Financial Statements, as required by Item 8, and appearing under Item 14 hereof.

TOSCO CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT
SCHEDULE AND FINANCIAL EXHIBITS FILED WITH THE COMPANY'S ANNUAL
REPORT TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

Page(s)

Report of Independent Accounts	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999	F-3

Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998	F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998	F-6

Notes to Consolidated Financial Statements	F-7 - F-27

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998(a)	F-28

Financial Exhibits:

Exhibit 23 - Consent of Independent Accountants	F-29

Exhibit 99 - Condensed Consolidating Financial Information (b):

Report of Independent Accountants on Exhibit 99	F-30

Condensed Consolidating Financial Information as of December 31, 2000 and for the year then ended	F-31

Condensed Consolidating Financial Information as of December 31, 1999 and for the year then ended	F-32

Condensed Consolidating Financial Information for the year ended December 31, 1998	F-33

(a)

Financial statement schedules, other than Schedule II, have been omitted since they are either not required or applicable, or the required information is presented in the consolidated financial statements and related notes.

(b)

The condensed consolidating financial information presents the financial position, operating results, and cash flows of Tosco Corporation ("Tosco"), Bayway Refining Company ("Bayway"), and Tosco's Nonguaranteeing Subsidiaries. This information is provided to meet the reporting and informational requirements of Bayway as guarantor of the 8.25% Bayway Bonds. See Note 9 to the Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Tosco Corporation

             In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Tosco Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement scheduled listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Phoenix, Arizona
March 9, 2001

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

                                                                                                December 31,
                                                                                         --------------------------
                                                                                             2000           1999
                                                                                          ---------         -------
 ASSETS
 Current assets:
      Cash and cash equivalents                                                              $ 23.8         $ 28.3
      Marketable securities and deposits                                                       74.0           53.8
      Trade accounts receivable, less allowance for uncollectibles
          of $18.0 (2000) and $17.9 (1999)                                                    976.6          273.5
      Inventories                                                                           1,902.7        1,173.4
      Prepaid expenses and other current assets                                               109.4          115.5
                                                                                          ---------      ----------

           Total current assets                                                             3,086.5        1,644.5

 Property, plant, and equipment, net                                                        4,994.8        3,675.2
 Deferred turnarounds, net                                                                    154.9          176.7
 Intangible assets (primarily tradenames), less accumulated
     amortization of $74.7 (2000) and $56.9 (1999)                                            596.6          582.3
 Other deferred charges and assets                                                            171.0          133.7
                                                                                          ---------      ----------
                                                                                          $ 9,003.8      $ 6,212.4
                                                                                          =========      ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                                    $ 2,023.4        $ 857.7
      Accrued expenses and other current liabilities                                          906.0          673.6
      Current maturities of long-term debt                                                      1.4            1.4
      Deferred income taxes                                                                    97.6           74.4
                                                                                          ---------       ---------
           Total current liabilities                                                        3,028.4        1,607.1

 Revolving credit facility                                                                    116.0          106.0
 Long-term debt                                                                             1,776.6        1,352.9
 Accrued environmental costs                                                                  251.2          239.3
 Deferred income taxes                                                                        417.7          283.6
 Deferred revenue                                                                             278.8           38.7
 Other liabilities                                                                            225.4          176.5
                                                                                          ---------       ---------
           Total liabilities                                                                6,094.1        3,804.1
                                                                                          ---------       ---------
 Company-obligated, mandatorily redeemable, convertible preferred securities of
   Tosco Financing Trust, holding solely 5.75% convertible junior subordinated
   debentures of Tosco Corporation ("Trust Preferred Securities")                             300.0          300.0
                                                                                          ---------       ---------
 Shareholders' equity:
      Common stock, $.75 par value, 250.0 shares authorized, 177.8 shares issued              133.6          133.6
      Additional paid-in capital                                                            2,041.4        2,033.4
      Retained earnings                                                                     1,212.7          725.2
      Treasury stock, at cost                                                                (778.0)        (783.9)
                                                                                          ---------      ----------
           Total shareholders' equity                                                       2,609.7        2,108.3
                                                                                          ---------      ----------
                                                                                          $ 9,003.8      $ 6,212.4
                                                                                          =========      ==========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Share Data)

                                                                                Year Ended December 31,
                                                                      -----------------------------------------------
                                                                        2000              1999              1998
                                                                      -----------       -----------       ------------
 Sales                                                                $ 24,545.2        $ 14,362.1        $ 12,021.5

 Cost of sales                                                         (22,797.5)        (13,103.3)        (10,805.8)
 Depreciation and amortization                                            (354.2)           (308.4)           (313.9)
 Special items:
      Gain on disposition of Avon Refinery, net                             20.0
      Inventory recovery (writedown)                                                         240.0            (240.0)
      Restructuring recovery (charge)                                                          2.1             (40.0)
      Avon Refinery start-up costs                                                           (43.1)
      Gain on sale of retail assets in non-core markets                                       40.5
 Selling, general, and administrative expenses                            (351.4)           (305.2)           (300.3)
 Interest expense                                                         (164.7)           (123.8)           (127.0)
 Interest income                                                             9.6               5.0               4.3
                                                                      -----------       -----------       ------------
 Income before income taxes and distributions on Trust Preferred
   Securities                                                              907.0             765.9             198.8
 Income taxes                                                             (367.3)           (314.0)            (82.5)
                                                                      -----------       -----------       ------------
 Income before distributions on Trust Preferred Securities                 539.7             451.9             116.3
 Distributions on Trust Preferred Securities, net of income
   tax benefit of $7.0 (2000), $7.1 (1999), and $7.2 (1998)                (10.3)            (10.2)            (10.1)
                                                                      -----------       -----------       ------------
 Net income                                                              $ 529.4           $ 441.7           $ 106.2
                                                                      ===========       ===========       ============

                        BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings per share               $ 529.4           $ 441.7           $ 106.2
 Weighted average common shares outstanding                                144.5             148.9             155.0
                                                                      -----------       -----------       ------------
 Basic earnings per share                                                 $ 3.66            $ 2.97            $ 0.69
                                                                      ===========       ===========       ============
                       DILUTED EARNINGS PER SHARE
 Earnings used for computation of diluted earnings per share (a)         $ 539.7           $ 451.9           $ 106.2
                                                                      -----------       -----------       ------------
 Weighted average common shares outstanding                                144.5             148.9             155.0
 Assumed conversion of dilutive stock options                                1.8               1.9               4.1
 Assumed conversion of Trust Preferred Securities (a)                        9.1               9.1
                                                                      -----------       -----------       ------------
 Weighted average common and common equivalent shares used for
   computation of diluted earnings per share                               155.4             159.9             159.1
                                                                      -----------       -----------       ------------
 Diluted earnings per share                                               $ 3.47            $ 2.83            $ 0.67
                                                                      ===========       ===========       ============
(a)	Conversion of the Trust Preferred Securities was not assumed in 1998 due to the anti-dilutive impact of the conversion.

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Millions)

                                        Common Stock       Additional      Retained     Treasury Stock
                                      Shares   Amount    Paid-in Capital   Earnings     Shares   Amount       Total
                                      -------  -------   ---------------   ---------   -------   -------    ---------

 Balance, December 31, 1997           177.7   $ 133.5      $ 2,029.0       $ 254.4       21.4   $ (472.8)   $ 1,944.1
 Net income                                                                  106.2                              106.2
 Dividends - common stock                                                    (37.1)                             (37.1)
 Exercise of stock options              0.1       0.1            1.0                                 0.4          1.5
 Repurchase of common stock (Note 12)                                                     4.3     (101.1)      (101.1)
 Other                                                                                              (0.6)        (0.6)
                                      -------  -------   ---------------   ---------   -------   -------    ---------

 Balance, December 31, 1998           177.8     133.6        2,030.0         323.5       25.7     (574.1)     1,913.0
 Net income                                                                  441.7                              441.7
 Dividends - common stock                                                    (40.0)                             (40.0)
 Exercise of stock options                                      (0.1)                    (0.7)       6.7          6.6
 Repurchase of common stock (Note 12)                                                     8.9     (216.5)      (216.5)
 Other                                                           3.5                                              3.5
                                      -------  -------   ---------------   ---------   -------   -------    ---------
 Balance, December 31, 1999           177.8     133.6        2,033.4         725.2       33.9     (783.9)     2,108.3
 Net income                                                                  529.4                              529.4
 Dividends - common stock                                                    (41.9)                             (41.9)
 Exercise of stock options                                                               (1.0)       5.9          5.9
 Other                                                           8.0                                              8.0
                                      -------  -------   -------------    ----------   -------   -------    ---------
 Balance, December 31, 2000           177.8   $ 133.6      $ 2,041.4      $ 1,212.7      32.9   $ (778.0)   $ 2,609.7
                                      ======= ========   =============    ==========   =======  =========   =========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

                                                                                   Year Ended December 31,
                                                                            ---------------------------------------------
                                                                               2000             1999             1998
                                                                             ---------       ---------         ----------
 Cash flows from operating activities:
 Net income                                                                  $ 529.4          $ 441.7          $ 106.2
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property, plant, and equipment          263.4            217.2            228.5
      Amortization of deferred turnarounds, intangible assets, and other
        deferred charges                                                        90.8             91.2             85.4
      Provision for bad debts                                                   10.1              9.3             10.4
      Gain on disposition of Avon Refinery, net                                (20.0)               -                -
      Inventory (recovery) write-down                                              -           (240.0)           240.0
      Restructuring (recovery) charge, net                                      (3.8)            (2.1)            40.0
      Gain on sale of retail assets in non-core markets                            -            (40.5)               -
      Deferred income taxes                                                    157.3            155.3            125.4
      Changes in operating assets and liabilities, net of
       acquisitions and disposals:
           Trade accounts receivable                                          (717.5)           (17.4)            40.3
           Inventories                                                        (290.4)           150.5            (63.0)
           Prepaid expenses and other current assets                            20.3            (15.6)            30.2
           Accounts payable, accrued expenses, and other current liabilities 1,312.4            106.8           (191.2)
           Deferred revenue                                                    195.3             38.7                -
           Accrued environmental costs and other liabilities                    21.6            (87.5)            32.7
      Other, net                                                                10.4              8.1            (12.7)
                                                                             ---------       ---------         ----------
 Net cash provided by operating activities                                   1,579.3            815.7            672.2
                                                                             ---------       ---------         ----------

 Cash flows from investing activities:
 Net increase in marketable securities and deposits                            (20.2)            (4.2)            (5.9)
 Purchase of property, plant, and equipment                                   (654.2)          (451.0)          (458.5)
 Acquisition of ExxonMobil retail systems                                     (367.9)               -                -
 Acquisition of retail systems, net of cash acquired                               -           (118.1)               -
 Acquisition of Wood River Refinery                                           (746.7)               -                -
 Acquisition of Alliance Refinery                                             (908.2)               -                -
 Proceeds on sale of property, plant, and equipment                             32.7            156.2             65.2
 Proceeds on sale of Avon Refinery                                             797.5                -                -
 Deferred turnaround spending                                                  (81.1)           (85.1)           (95.2)
 Decrease (increase) in deferred charges and other assets, net                 (21.5)            34.3              9.0
 Other, net                                                                     (0.3)            (4.7)             0.2
                                                                             ---------       ---------         ----------
 Net cash used in investing activities                                      (1,969.9)          (472.6)          (485.2)
                                                                             ---------       ---------         ----------

 Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit facilities                  10.0            (90.0)            30.0
 Issuance of 8.125% Notes                                                      600.0                -                -
 Issuance of Floating Rate Notes                                               300.0                -                -
 Payments under long-term debt agreements                                     (276.7)            (6.0)           (79.0)
 Retirement / defeasement of First Mortgage Bonds                             (211.3)               -                -
 Repurchase of common stock                                                        -           (216.5)          (101.1)
 Dividends paid on common stock                                                (41.9)           (40.0)           (37.1)
 Other, net                                                                      6.0              6.4             (3.0)
                                                                             ---------       ---------         ----------
 Net cash provided by (used in) financing activities                           386.1           (346.1)          (190.2)
                                                                             ---------       ---------         ----------
 Net decrease in cash and cash equivalents                                      (4.5)            (3.0)            (3.2)
 Cash and cash equivalents at beginning of year                                 28.3             31.3             34.5
                                                                             ---------       ---------         ----------
 Cash and cash equivalents at end of year                                     $ 23.8           $ 28.3           $ 31.3
                                                                             =========       =========         ==========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

1.   Nature of Business

          Tosco Corporation (“Tosco”) is one of the nation’s largest independent refiners and marketers of petroleum products. Tosco is also one of the largest operators of company-controlled convenience stores in the United States.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Tosco and its wholly-owned subsidiaries and affiliates (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities, the reported results of operations, and the disclosure of contingent assets and liabilities.

Cash, Cash Equivalents, Marketable Securities, and Deposits

          Cash in excess of operating requirements is used to pay down cash borrowings under the Company’s Revolving Credit Facility or invested in highly liquid cash equivalents. Margin deposits, based on a percentage of the value of the futures contracts, are maintained with commodity brokers in accordance with the requirements of commodity exchanges. Margin deposits are included in marketable securities and deposits on the balance sheet.

          At December 31, 2000 and 1999, the Company had approximately $17.5 million of director and officer liability insurance coverage with a subsidiary (amounts approximately equal to the fair value of marketable securities held in trust by the subsidiary). The subsidiary’s trust assets are restricted to payment of directors’ and officers’ liability defense costs and claims. Marketable securities held by the subsidiary, classified as available for sale, consist of highly liquid debt and equity securities. Their cost approximates fair value. Accordingly, unrealized gains and losses are not significant. Debt securities with original maturities of three months or less at the date of purchase are classified as cash equivalents, while debt securities with maturities of twelve months or less from the balance sheet date are included in marketable securities and deposits on the balance sheet.

Inventories

          Inventories are stated at the lower of cost or market. The cost of refinery inventories is determined on the last-in, first-out (“LIFO”) basis. The cost of retail fuel inventories is determined on the first-in, first-out (“FIFO”) basis. The cost of retail merchandise inventories is determined under the retail method.

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

Deferred Turnarounds

          Refinery processing units are periodically shut down for major scheduled maintenance (“Turnarounds”). Turnaround costs are deferred and amortized on a straight-line basis over the expected period of benefit, which generally ranges from 24 to 48 months.

Intangible Assets (Primarily Tradenames)

          The "76" and "Circle K" tradenames are amortized on a straight-line basis over 40 years. Other tradenames and intangible assets are amortized on a straight-line basis predominantly over 15 years.

Asset Impairments

          The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Any impairment charge recorded is measured by the difference between the carrying value and the estimated fair value of the assets. The Company estimates fair values based on market prices for comparable assets or discounted future cash flows.

Other Deferred Charges and Assets

          Financing costs related to the acquisition or refinancing of debt are deferred and amortized over the term of the related debt using the effective interest method. Production costs of media advertising are deferred until the advertising occurs. Advertising expense for 2000, 1999, and 1998 was $72.0 million, $51.3 million, and $48.3 million, respectively.

Self-Insurance

          The Company is self-insured up to certain limits for workers’ compensation (in certain states), property damage, and general liability claims. Accruals for loss incidences are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Actual losses could differ from accrued amounts.

Environmental Costs

          Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology, and applying current regulations, as well as the Company’s own internal environmental policies. Estimated reimbursements of remediation costs of petroleum releases from underground storage tanks are recorded as assets when reimbursements from state trust fund programs are probable.

Advances

          Advances received in connection with long-term supplier marketing or display allowances are amortized to income over the terms of the respective arrangements based on purchase levels.

Revenue Recognition

          Revenue is recognized upon transfer of title to products sold, based on the terms of delivery.

Excise Taxes

          Excise taxes collected on behalf of governmental agencies are excluded from sales, cost of sales, and other expenses. Excise taxes totaled $3.557 billion, $2.628 billion, and $2.316 billion for 2000, 1999, and 1998, respectively.

Derivatives

          In the normal course of business, the Company, to reduce its exposure to fluctuations in the price of crude oil and other petroleum products, is party to commodity-based derivative financial instruments with off-balance sheet risk (Notes 18 and 23). Such contracts, which are designated as hedges, are recorded using hedge accounting. Gains and losses on these financial instruments are deferred until the underlying physical transaction occurs. The gains and losses are then recognized and reported as a component of the related transaction. Any cash flow recognition resulting from holding these financial instruments is treated in the same manner as the underlying physical transaction.

Reclassification Entries

          Certain reclassifications, primarily the separate disclosure of deferred revenue, have been made to the 1999 financial statements to conform to the presentation in the 2000 financial statements.

3. Acquisitions

Alliance Refinery

          On September 8, 2000, the Company completed the acquisition of the Alliance Refinery, located south of New Orleans from BP Amoco for $658.0 million plus $248.9 million for inventories and transaction costs (the “Alliance Acquisition”). The Alliance Refinery, one of the newest in the United States, is a 250,000 barrels per day clean fuels and petrochemical complex. The acquisition price was paid in cash from a combination of the proceeds from the disposition of the Avon Refinery, available cash, and borrowings under the Revolving Credit Facilities (Note 8).

          The Alliance Acquisition has been accounted for as a purchase for book purposes and a like-kind exchange for tax purposes. Accordingly, the acquisition price was allocated to the fair market values of the assets and liabilities acquired based upon appraisals and other studies as follows:

           (Millions of Dollars)
           Inventories                                  $ 248.9
           Prepaid expenses and other current assets        8.7
           Property, plant, and equipment                   8.7
           Current liabilities                             (3.0)
           Noncurrent liabilities                         (14.0)
                                                        --------
                                                        $ 908.2
                                                        =======

Wood River Refinery

          On June 1, 2000, the Company purchased the Wood River Refinery, located in Roxana, Illinois, from Equilon Enterprises LLC (“Equilon”) for $420.0 million plus $339.8 million for inventories and transaction costs (the “Wood River Acquisition”). The Wood River Refinery has a refining capacity of 295,000 barrels per day. As part of the Wood River Acquisition, the Company entered into a product off-take agreement with an affiliate of Equilon for a substantial portion of Wood River’s gasoline and diesel production. The initial term of this agreement is fifteen years with mutual options to extend thereafter. The purchase price was paid from a combination of available cash, borrowings under the Revolving Credit Facilities (Note 8), and proceeds from the issuance of long-term debt (Note 9).

          The Wood River Acquisition has been accounted for as a purchase. Accordingly, the purchase price was allocated to the fair market values of assets and liabilities acquired based upon appraisals and other studies as follows:

          (Millions of Dollars)
          Inventories                                 $  339.8
          Prepaid expenses and other current assets        9.1
          Property, plant, and equipment                 457.2
          Intangible assets                                8.6)
          Current liabilities                            (36.9)
          Noncurrent liabilities                         (31.1
                                                      --------
                                                      $  746.7
                                                      ========

Pro-forma information

          Consolidated operating results include the operations of the Wood River Refinery for the period commencing June 1, 2000 and the Alliance Refinery for the period commencing September 8, 2000. Pro-forma results of operations are not presented for the Alliance and Wood River Acquisitions as these refineries were operated as part of larger refinery, chemical, and pipeline systems and meaningful historical information is not available for the refineries. In addition, historical financial information even if available would not be meaningful due to fundamental differences in regard to refinery operations, personnel, marketing, management, and commercial activities.

ExxonMobil Service Stations and Distribution Terminals

          On February 29, 2000, the Company acquired approximately 1,740 retail gasoline and convenience outlets from Exxon Corporation and Mobil Oil Corporation (collectively “ExxonMobil”). Tosco also acquired certain undeveloped sites and distribution terminals that ExxonMobil divested under a Federal Trade Commission consent decree (collectively the “ExxonMobil Acquisition”). The acquired outlets comprise the Exxon system from New York through Maine (the “Northeast Territory”) and the Mobil system from New Jersey through Virginia (the “Middle Atlantic Territory”). The outlets include approximately 685 owned or leased sites and 1,055 open dealer and branded distributor sites. Tosco has exclusive rights to the “Exxon” brand in the Northeast Territory and the “Mobil” brand in the Middle Atlantic Territory for ten years. The purchase price was paid in cash from a combination of available cash, borrowings under the Revolving Credit Facilities (Note 8), and proceeds from the issuance of long-term debt (Note 9).

          The ExxonMobil Acquisition has been accounted for as a purchase. Accordingly, the purchase price was allocated to the fair market values of the assets and liabilities acquired based upon appraisals and other studies as follows:

          (Millions of Dollars)
          Inventories                                 $    4.2
          Prepaid expenses and other current assets        4.4
          Property, plant, and equipment                 327.7
          Intangible assets                                6.5
          Other deferred charges and assets               27.1
          Current liabilities                             (2.0)
                                                      --------
                                                      $  367.9
                                                      ========

          In addition, certain retail gasoline and convenience outlets were purchased directly from ExxonMobil for $600 million by a special purpose entity, which leased the outlets to the Company pursuant to a long-term operating lease (Note 17).

4.   Accounts Receivable

          The Company has agreements with financial institutions to sell on a revolving basis up to $500.0 million of an undivided percentage ownership interest in a designated pool of accounts receivable (the “Receivable Transfer Agreement”) and up to $100.0 million of an undivided percentage ownership interest in a designated pool of credit card accounts receivable (the “Credit Card Receivable Transfer Agreement”). Under the Receivable Transfer Agreement and Credit Card Receivable Transfer Agreement, the Company retains substantially the same risk of credit loss as if the receivables had not been sold. The Company also retains collection and administrative responsibilities on the participating interest sold as agent for the financial institution. At December 31, 2000 and 1999, accounts receivable were reduced by $600.0 million and $485.0 million, respectively, for receivables sold under these programs. The costs associated with the sale of receivables were $33.3 million, $21.2 million, and $17.8 million in 2000, 1999, and 1998, respectively.

5.   Inventories

     (Millions of Dollars)                             2000           1999
                                                    -----------     ---------
     Refinery inventory (LIFO):
         Raw materials                              $   768.7       $   419.7
         Intermediates                                  307.9           231.9
         Finished products                              657.5           348.8
     Retail inventory (FIFO):
         Merchandise                                    114.8           125.3
         Gasoline and diesel                             53.8            47.3
         Other                                            -               0.4
                                                    -----------     ---------
                                                    $ 1,902.7       $ 1,173.4
                                                    ===========     =========

          At December 31, 2000 and 1999, the excess of replacement cost (FIFO) over the carrying value (LIFO) of refinery inventories was $369.0 and $304.7 million, respectively. Cost of sales for 1999 was reduced by $8.0 million due to the liquidation of LIFO inventories.

6.   Property, Plant, and Equipment

                                                                                         Straight-Line
     (Millions of Dollars)                                        2000          1999      Annual Rate
                                                               ----------    ----------  ---------------
     Land                                                      $ 1,045.7     $   910.6
     Refineries and related assets                               2,436.9       2,114.9      4% to 15%
     Retail marketing and related assets                         1,341.9         954.2      5% to 20%
     Furniture, fixtures, and improvements                         163.3         155.1      3% to 33%
     Transportation equipment                                      171.4         138.5      4% to 33%
     Natural gas properties                                          5.6           5.6
                                                               ----------    -----------
                                                                 5,164.8       4,278.9
     Less accumulated depreciation and amortization (a)            829.6       1,061.7
                                                               ----------    ----------
                                                                 4,335.2       3,217.2
     Construction in progress                                      659.6         458.0
                                                               ----------    ----------
                                                               $ 4,994.8     $ 3,675.2
                                                               ==========    ==========
(a)	Includes accumulated amortization related to assets under capital leases of $7.6 million and $6.8 million at December 31, 2000 and 1999, respectively.

           Effective January 1, 1999, the Company prospectively extended the useful lives of its refinery and distribution assets. This change was made to better represent the remaining useful lives of the assets, as determined by a third party appraisal. This change in accounting estimate increased net income in 1999 by $24.1 million ($14.2 million after-tax and $0.09 per diluted share).

           Expenditures for maintenance and repairs (excluding the amortization of Turnarounds) during 2000, 1999, and 1998 were $298.4 million, $271.9 million, and $257.8 million, respectively.

7.   Accrued Expenses and Other Current Liabilities

     (Millions of Dollars)                                2000             1999
                                                      -----------     -----------
     Accrued taxes, other than income taxes             $  284.1        $  222.2
     Accrued compensation and related benefits             161.7           113.9
     Restructuring accrual                                   1.1            16.7
     Dividends payable                                      12.4            10.8
     Other                                                 446.7           310.0
                                                      -----------     -----------
                                                       $   906.0        $  673.6
                                                      ===========     ===========

         Activity related to the restructuring accrual is summarized below:

                                                        December 31,     Charges         Utilization      December 31,
     (Millions of Dollars)                                  1999         (Recoveries)    and Spending        2000
                                                        ------------   --------------    ------------     ------------
     San Francisco Area Refinery exit costs (a)        $    16.7       $   (12.4)        $  (4.3)         $     -
     Lubricant manufacturing operations (b):
         Impairment of assets                                                4.6            (4.6)               -
         Exit costs                                                          1.3            (0.3)             1.0
         Employee termination costs                                          2.7            (2.6)             0.1
                                                       -------------   --------------    ------------    ------------
                                                       $    16.7       $    (3.8)        $ (11.8)        $    1.1
                                                       =============   ==============    ============    ============
(a)	Restructuring cost accruals totaling $12.4 million were reversed to cost of sales in June 2000 based on a management decision that certain restructuring activities would not occur as originally contemplated.

(b)	An $8.6 million charge to cost of sales related to the restructuring of the lubricant manufacturing operations was recorded in June 2000. The restructuring plan includes targeted employee downsizing, streamlined changes in operations, and redistribution of some product channels.

8.   Revolving Credit Facility

          The Company has a revolving credit agreement that provides a $1.0 billion uncollateralized revolving credit facility that is available for working capital and general corporate purposes, including acquisitions (the “Revolving Credit Facility”). Facility A (for $500.0 million) matures on February 8, 2005 and Facility B (for $500.0 million) matures on February 7, 2001. At the Company’s option and the lenders’ consent, Facility B may be renewed annually until February 7, 2005. At the Company’s option, any outstanding balance under Facility B can be converted into a two-year non-amortizing term note. The Revolving Credit Facility bears interest at the option of the Company at one of three alternative rates (a federal funds rate, a Eurodollar rate, or a base rate related to prime) plus an incremental margin for both the federal funds rate and the Eurodollar rate options. A commitment fee on the unused portion of the facility is also due. The incremental margin and commitment fee are dependent on the Company’s debt rating.

          Utilization of the Revolving Credit Facility as of December 31, 2000 and 1999 was as follows:

     (Millions of Dollars)                    2000            1999
                                           ---------       --------
     Cash borrowings                       $   116.0       $  106.0
     Letters of credit                         180.6           63.3
                                           ---------       --------
     Total utilization                         296.6          169.3
     Availability                              703.4          730.7
                                           ---------       --------
                                           $ 1,000.0       $  900.0
                                           =========       ========

           On January 25, 2001, the Company renewed Facility B to February 5, 2002.

9.   Long-Term Debt

     (Millions of Dollars)                    2000            1999
                                           ----------      --------
     Collateralized debt:
         First Mortgage Bonds (a)          $      -       $   200.0
         Bayway Bonds (b)                      150.0          150.0
         Other                                   2.7            3.1
     Uncollateralized debt:
         7% Notes (c)                             -           125.0
         7.625% Notes (d)                      240.0          240.0
         Notes and Debentures (e)              600.0          600.0
         8.125% Notes (f)                      600.0             -
         Floating Rate Notes (g)               150.0             -
     Capital leases (h)                         35.3           36.2
                                           ---------       --------
                                             1,778.0        1,354.3
     Less current installments                   1.4            1.4
                                           ---------       --------
                                           $ 1,776.6      $ 1,352.9
                                           =========      =========
(a)	9.625% first mortgage bonds due March 15, 2002 (the “First Mortgage Bonds”) were collateralized by the Avon Refinery. On August 31, 2000, Tosco completed the purchase of $162.4 million of First Mortgage Bonds, plus accrued interest, pursuant to an offer to purchase dated August 15, 2000. First Mortgage Bonds not purchased of $37.6 million were defeased by the irrevocable deposit of governmental securities with a trustee sufficient to pay the principal at maturity, plus interest. The loss of $11.3 million on this purchase/defeasement was recorded as a reduction of the gain on the disposition of the Avon Refinery (Note 15).

(b)	In connection with the April 1993 acquisition of the Bayway Refinery, the Company issued $150.0 million of 8.25% mortgage bonds (the “Bayway Bonds”) due May 15, 2003. The Bayway Bonds are guaranteed by Bayway Refining Company (“Bayway”), a wholly owned subsidiary of Tosco. Interest is payable semi-annually on May 15 and November 15. The Bayway guarantee is collateralized by the Bayway Refinery and related assets and a guarantee of Tosco.

(c)	On July 17, 2000, the Company repaid the $125.0 million principal balance on its 7% Notes Payable from borrowings under the Revolving Credit Facility (Note 8).

(d)	In May 1996, the Company issued $240.0 million of 7.625% uncollateralized notes due May 15, 2006 (the “7.625% Notes”) in connection with the acquisition of Circle K. Semi-annual interest payments on the 7.625% Notes began November 15, 1996.

(e)	On January 14, 1997, the Company issued $200.0 million of 7.25% Notes due on January 1, 2007, $300.0 million of 7.8% Debentures due on January 1, 2027, and $100.0 million of 7.9% Debentures due on January 1, 2047 (collectively the “Notes and Debentures”). The Notes and Debentures with interest payable each January 1 and July 1, were issued in connection with the purchase of assets from Union Oil Company of California (“Unocal”). The Notes and Debentures are non-redeemable and uncollateralized.

(f)	The Company issued, on February 15, 2000, $400.0 million of 8.125% Notes and on April 28, 2000, issued $200.0 million of 8.125% Notes, both due on February 15, 2030 (the “8.125% Notes”). Interest on the 8.125% Notes is payable each February 15 and August 15, commencing on August 15, 2000. The proceeds from the 8.125% Notes were used to finance a portion of the ExxonMobil and Wood River Acquisitions.

(g)	On May 16, 2000, the Company issued $150.0 million of Series A floating rate notes due November 16, 2001 (the “Series A Notes”) and $150.0 million of Series B floating rate notes due May 16, 2001 (the “Series B Notes”) (collectively the “Floating Rate Notes”). Interest on the Floating Rate Notes is payable quarterly on August 16, November 16, February 16, and May 16. The net proceeds from the Floating Rate Notes were used to finance a portion of the Wood River Acquisition. The Series A Notes were redeemed on November 16, 2000. The Series B Notes are not redeemable prior to maturity.

(h)	Capital lease obligations are collateralized primarily by retail marketing and related assets and mature at varying dates through 2021. The carrying value of the assets under capital lease arrangements approximates the capital lease obligation.

          At December 31, 2000 future maturities relating to long-term debt were as follows:

                                                                  Capital
     (Millions of Dollars)                        Debt            Leases             Total
                                             -----------        ----------      ------------
     2001 (a)                                     150.8              4.2             155.0
     2002                                           0.8              4.1               4.9
     2003                                         150.8              4.1             154.9
     2004                                           0.8              3.9               4.7
     2005                                           -                3.8               3.8
     Thereafter                                 1,439.5             54.3           1,493.8
                                             -----------        ----------      ------------
     Total future maturities                    1,742.7             74.4           1,817.1
     Less imputed interest                                          39.1              39.1
                                             -----------        ----------      ------------
     Present value of future maturities      $  1,742.7          $  35.3         $ 1,778.0
                                             ===========        ==========      ============
(a)	The Series B Notes are classified as noncurrent at December 31, 2000 as they are expected to be repaid in May 2001 from borrowings under the Revolving Credit Facility. Current maturities of long-term obligations, excluding imputed interest on capital leases, are $1.4 million at December 31, 2000.

          The debt agreements, including the Revolving Credit Facility (Note 8), contain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, acquire its own equity securities, make investments in certain subsidiaries, and make discretionary capital expenditures. They also require the maintenance of minimum financial ratios and net worth levels. At December 31, 2000, the Company was in compliance with all debt covenants.

10. Accrued Environmental Costs

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

          Under an agreement that settled outstanding litigation, the predecessor owners of the Avon Refinery agreed to pay up to $18.0 million for one-half of the costs that may be incurred for compliance with certain environmental orders and to provide the Company with a $6.0 million credit for past expenses (which the Company uses to reduce its one-half share of costs) (the “Settlement Agreement”). After the $36.0 million shared cost maximum is expended, the parties may elect to continue the Settlement Agreement or to reinstate litigation. The Company and the former owners have established a committee to review and approve environmental investigative and remediation plans and expenditures. Through December 31, 2000, the committee has spent $7.4 million on such matters. The obligations of the Company and the predecessor owners were not affected by the disposition of the Avon Refinery (Note 15).

          Beginning with its acquisition of the Bayway Refinery in 1993 and except for the Alliance Acquisition (Note 3), Tosco has negotiated as part of its acquisitions, environmental indemnification for periods prior to the respective acquisition dates from the former owners. Some of the environmental indemnifications are subject to caps and time limits.

          As part of the Company’s acquisition of Unocal’s West Coast petroleum refining, marketing, and related supply and transportation assets in March 1997 (the “76 Products Acquisition”), Unocal retains responsibility for all environmental liabilities at the acquired sites arising out of or relating to the period prior to closing, except that the Company will pay the first $7.0 million of such environmental liabilities each year, plus 40% of any amount in excess of $7.0 million per year, with Unocal paying the remaining 60% each year. The Company’s aggregate maximum obligation for 25 years is $200.0 million. During 2000, 1999, and 1998 environmental costs at the acquired sites were incurred as follows:

     (Millions of Dollars)                           2000        1999       1998
                                                   --------    --------   --------
     Total costs incurred                          $  16.5     $  19.2     $ 18.0
     Less costs reimbursed by Unocal                   5.7         8.9        5.1
                                                   --------    --------   --------
     Costs charged to the environmental accrual    $  10.8     $  10.3     $ 12.9
                                                   ========    ========   ========

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

11.   Company-Obligated, Mandatorily Redeemable, Convertible Preferred Securities

          Tosco Financing Trust (the “Trust”), a Delaware business trust whose common securities are owned by Tosco, issued in a private placement 6,000,000 shares of 5.75% company-obligated, mandatorily redeemable, convertible preferred securities (the “Trust Preferred Securities”). The net proceeds were used to purchase an equal amount of 5.75% convertible junior subordinated debentures of Tosco due on December 15, 2026 (the “Convertible Debentures”). The sole assets of the Trust are the Convertible Debentures, guaranteed by Tosco. The Trust Preferred Securities represent preferred undivided interests in the Trust’s assets, with a liquidation preference of $50 per security, for a total liquidation preference of $300.0 million.

          Distributions on the Trust Preferred Securities, cumulative and payable quarterly in arrears at the annual rate of 5.75% of the liquidation amount, commenced on March 15, 1997. The Trust Preferred Securities are convertible at the option of the holder into 1.51899 shares of Tosco common stock (“Common Stock”), equivalent to a conversion price of approximately $32.92 per share of Common Stock, subject to adjustment in certain events. The Trust Preferred Securities do not have a stated maturity date although they are mandatorily redeemable upon the repayment of the Convertible Debentures. The redemption price decreases from 103.45% in 2000 to 100% of the liquidation preference in 2006 and thereafter.

          On January 12, 2001, Tosco Financing Trust called for redemption of all of the outstanding Trust Preferred Securities (Note 22).

12.   Capital Stock

          The Company is authorized to issue 12,000,000 shares of preferred stock (“Preferred Stock”) and 250,000,000 shares of Common Stock. No shares of Preferred Stock are issued or outstanding.

          In September 2000, Tosco filed a shelf registration statement providing for the issuance of up to $3.0 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement.

          On August 5, 1999, the Company announced the completion of its previously authorized Common Stock repurchase program. Pursuant to this program, the Company repurchased 13,157,862 shares of Common Stock for $317.6 million (8,899,862 shares in 1999 for $216.5 million and 4,258,000 shares in 1998 for $101.1 million). On September 10, 1999, an additional $300,000,000 for the repurchase of Tosco Common Stock was authorized. Through December 31, 2000, no shares had been repurchased pursuant to this program.

          Under the terms of a Shareholders’ Rights Plan, adopted in 1998, shareholders received rights to purchase shares of a new preferred stock. The rights expire on December 6, 2008 and are exercisable if a person or group acquires or commences a tender or exchange offer for more than 15% of Common Stock, or if an adverse person (as defined by Tosco’s Board of Directors) acquires beneficial ownership of 10% or more of Common Stock (Note 22).

          A regular quarterly cash dividend on Common Stock has been paid since the third quarter of 1989. Effective with the fourth quarter of 2000, the quarterly cash dividend was increased from $0.07 per share to $0.08 per share.

13.   Stock Option Plans

          The Company has four stock option plans, the 2000 Stock Incentive Plan (the “2000 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”), the 1992 Stock Incentive Plan (the “1992 Plan”), and the 1989 Stock Incentive Plan (the “1989 Plan”), that reserve Common Stock for issuance to key employees, consultants, and non-employee directors. The 2000 Plan, 1998 Plan, 1992 Plan, and 1989 Plan (collectively the “Option Plans”) provide for the grant of a maximum of 2.0 million, 1.5 million, 6.6 million, and 3.8 million shares of Common Stock, respectively, in the form of stock options, restricted stock awards, and/or stock appreciation rights. Stock options may be granted as “Incentive Stock Options” (as defined by the Internal Revenue Code) or as nonqualified options. Options may be exercised as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) but in no event after ten years from the date of grant. The exercise price of stock options is determined by the Compensation Committee. Awards under the 2000 Plan, 1998 Plan and 1992 Plan may be granted until March 16, 2010, March 18, 2009 and March 13, 2002, respectively. Awards under the 1989 Plan may no longer be granted. Subject to change of control provisions and severance agreements with certain employees (Notes 19 and 22), options may be exercised at any time after vesting, currently one to five years.

          Information regarding the Option Plans as of December 31, 2000, 1999, and 1998 is as follows:

                                                 2000                    1999                   1998
                                           -------------------     ------------------      -----------------
     (Millions of Shares)                  Shares    Price (a)     Shares    Price (a)     Shares   Price (a)
                                           -------  ----------     -------- ----------     -------  ---------
     Options outstanding, beginning
       of year                               7.5    $  15.09        7.6     $ 13.93         7.2    $  12.31
     Granted - 1992 Plan (b)                 0.2       32.59                                0.2       33.72
     Granted - 1998 Plan (b)                 0.5       28.92        0.7       23.72         0.4       33.11
     Granted - 2000 Plan (b)                 0.1       29.92
     Exercised                              (1.0)       8.41       (0.7)       9.50        (0.2)       9.51
     Expired or canceled                    (0.1)      29.47       (0.1)      29.93                   24.34
                                            -----                  -----                   -----
     Options outstanding, end of year        7.2       17.55        7.5       15.09         7.6       13.93
                                            =====                  =====                   =====
     Options exercisable, end of year        5.4    $  14.05        6.0     $ 12.00         6.1    $  10.50
                                            =====                  =====                   =====
     Shares available for future grant       1.9                    0.6                     1.3
                                            =====                  =====                   =====
(a) (b)	Weighted average price per share. All options granted had exercise prices equal to the average market price of Common Stock on the grant date.

          Additional information regarding the Option Plans as of December 31, 2000 is as follows:

                                                        Options Outstanding               Options Exercisable
                                                    ------------------------------       ---------------------
     (Millions of Shares)                           Shares    Price (a)    Life (b)      Shares      Price (a)
                                                    ------   ----------   ---------      --------  -----------
     Exercise price range:
         $7.23 per share to $10.00 per share        2.5      $  8.65      23 months       2.5      $  8.65
         $10.01 per share to $15.00 per share       1.5        11.31      53 months       1.5        11.31
         $15.01 per share to $33.94 per share       3.2        27.75      90 months       1.4        26.58
                                                   ------                                --------
                                                    7.2        17.55      59 months       5.4        14.05
                                                   ======                                ========
(a) (b)	Weighted average price per share. Weighted average remaining contractual life.

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Had the Company elected to adopt the recognition provisions of SFAS No. 123, net income and earnings per share would have been reduced by $2.9 million ($0.02 per share), $3.4 million ($0.02 per share), and $3.6 million, ($0.02 per share) for 2000, 1999, and 1998, respectively.

           The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           2000             1999          1998
                                         ----------       ---------    ----------
     Assumed risk-free interest rate       6.52%            5.25%         5.60%
     Expected life                       6.3 years         5.9 years    5.7 years
     Expected volatility                  31.71%           30.99%        30.60%
     Assumed dividend yield                1.09%            1.12%         0.80%

          The Company adopted the Tosco Corporation 1996 Long-Term Incentive Plan (the “LTIP”) to replace the granting of incentive awards under the Option Plans to participants in the LTIP. Under the LTIP, the Compensation Committee grants performance units to participants, the payment of which is contingent on the meeting of performance goals and continued employment. Under certain circumstances, payments in a calendar year may not exceed 400% of the participant’s total annual compensation for the year of the award. The participants received $14.0 million on January 4, 2001, $17.3 million during 2000, and $30.5 million during 1999. In addition, the participants are scheduled to receive $7.6 million on various dates through March 2004, subject to acceleration under certain circumstances, based on performance goals achieved to date. If a participant voluntarily terminates employment or retires prior to age 65, unpaid amounts are forfeited under certain circumstances. The Company accrues for such amounts on a ratable basis over the required service period.

14. Employee Benefit, Savings, and Incentive Compensation Plans

Pension Plans

          The Company has non-contributory, defined benefit pension plans covering most of its employees located at its refinery and distribution sites (the “Refinery Pension Plan”) and retail store employees (the “Marketing Pension Plan”) meeting minimum service periods (collectively, the “Pension Plans”). Benefits under the Refinery Pension Plan are generally based on the employee’s years of service and average earnings for the three highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Benefits are payable at the normal retirement age of 65, with reduced benefits for early retirement (as defined). Benefits under the Marketing Pension Plan are generally based upon a percentage of the employee’s covered earnings for each year of service and interest credits on these amounts. Benefits are payable at the normal retirement age of 65, or upon earlier termination of employment after five years of service. Contributions to the Pension Plans are at least sufficient to meet the minimum funding requirements of applicable laws and regulations but no more than the amount deductible for federal income tax purposes. The assets of the Pension Plans are held by a major financial institution and invested in a stock index fund, a Treasury bond index fund, short-term investment funds, and a real estate equity fund. The change in benefit obligation, plan assets, and funded status, using end of year actuarial assumptions, consist of the following at December 31, 2000 and 1999:

     (Millions of Dollars)                                    2000          1999
                                                         ----------      ---------
     Benefit obligation at beginning of year             $   178.4       $  164.2
     Service cost (without load for expenses)                 15.4           16.9
     Interest cost                                            14.4           12.4
     Actuarial (gain) loss                                    13.5          (10.8)
     Benefits paid                                            (4.7)          (4.3)
     Acquisition (a)                                          25.1             -
     Curtailment gain (b)                                    (14.2)            -
                                                         ----------      ---------
     Benefit obligation at end of year                       227.9          178.4
                                                         ----------      ---------
     Fair value of plan assets at beginning of year          178.4          144.4
     Actual return on plan assets (c)                         (6.2)          22.7
     Employer contributions                                   16.2           15.9
     Benefits paid                                            (4.7)          (4.3)
     Administrative expenses                                  (0.5)          (0.3)
                                                         ----------      ---------
     Fair value of plan assets at end of year                183.2          178.4
                                                         ----------      ---------
     Funded status at end of year                            (44.7)            -
     Unrecognized transition obligation                        0.3            0.6
     Unrecognized loss (gain) (c)                              6.1          (30.5)
     Unrecognized prior service cost                           6.1            6.9
                                                         ----------      ---------
     Accrued benefit liability at end of year            $   (32.2)      $  (23.0)
                                                         ==========      =========
(a)	The acquisition benefit obligation resulted from the Wood River Acquisition (Note 3).
(b)	The 2000 curtailment gain resulted from the disposition of the Avon Refinery (Note 15).
(c)	Only a portion of the investment loss (gain) on plan assets is available to reduce the accrued benefit liability.

          Net pension cost, using beginning of year actuarial assumptions, for the years ended December 31, 2000, 1999, and 1998 consists of the following:

     (Millions of Dollars)                          2000       1999         1998
                                                 --------    --------     -------
     Service cost                                $   15.9    $   17.3     $ 15.5
     Interest cost                                   14.4        12.4        9.9
     Expected return on plan assets                 (15.6)      (12.7)      (8.4)
     Amortization of transition obligation            0.3         0.3        0.3
     Recognized net actuarial gain                   (1.2)        -          -
     Amortization of prior service cost               0.7         0.7        0.7
                                                 --------    --------     ------
                                                 $   14.5    $   18.0     $ 18.0
                                                 ========    ========     ======

           Major assumptions used to calculate pension obligations and pension costs for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                     2000        1999       1998
                                                   --------    --------   --------
     Assumed discount rate                           7.25%       7.75%      6.75%
     Assumed rate of future compensation increase    5.00%       5.00%      5.00%
     Expected rate of return on plan assets          8.50%       8.50%      7.50%

          The Company has a Senior Executive Retirement Plan (“SERP”) that provides retirement benefits to selected senior executives. SERP provisions of $1.7 million, $1.9 million, and $2.2 million are included in selling, general, and administrative expenses in 2000, 1999, and 1998, respectively.

Employee and Retiree Benefit Plans

          The Company provides health care and life insurance benefits for its employees. The Company also provides postretirement health care and life insurance benefits for certain employees (primarily employees located at its refinery and distribution sites). Health care benefits for eligible employees and retirees are provided through insurance companies and health maintenance organizations whose premiums are based on the benefits paid during the year. The health care plans are contributory (with employee/retiree contributions adjusted periodically) and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plans are noncontributory.

          The change in benefit obligation, plan assets, and funded status, using end of year actuarial assumptions, consists of the following at December 31, 2000 and 1999:

     (Millions of Dollars)                               2000            1999
                                                       --------        ---------
     Benefit obligation at beginning of year           $  33.9         $   33.8
     Service cost                                          1.5              1.5
     Interest cost                                         3.0              2.2
     Amendment                                             5.3              1.5
     Acquisitions (a)                                     12.4              -
     Settlement (b)                                       (2.9)             -
     Curtailment                                           0.3              -
     Actuarial loss (gain)                                 3.8             (3.9)
     Benefits paid                                        (1.5)            (1.2)
                                                       --------        ---------
     Benefit obligation at end of year                    55.8             33.9
                                                       --------        ---------
     Fair value of plan assets at beginning of year        4.5              4.8
     Actual return on plan assets                          0.1              0.1
     Benefits paid                                        (0.4)            (0.4)
                                                       --------        ---------
     Fair value of plan assets at end of year              4.2              4.5
                                                       --------        ---------
     Funded status at end of year                        (51.6)           (29.4)
     Unrecognized transition obligation (b)                -               11.2
     Unrecognized net actuarial gain                      (0.5)            (7.2)
     Unrecognized prior service cost                      11.8              7.4
                                                       --------        ---------
     Accrued benefit liability at end of year          $ (40.3)        $  (18.0)
                                                       ========        =========
(a)	The acquisition benefit obligation resulted from the Wood River and Alliance Acquisitions (Note 3).
(b)	The changes resulted from the disposition of the Avon Refinery (Note 15).

          Net postretirement benefit cost, using beginning of year actuarial assumptions, for the years ended December 31, 2000, 1999, and 1998 consists of the following:

     (Millions of Dollars)                                 2000     1999       1998
                                                           ------   ------    -------
     Service cost                                          $ 1.5    $ 1.5     $ 1.2
     Interest cost                                           3.0      2.2       1.9
     Expected return on plan assets                         (0.3)    (0.3)     (0.3)
     Amortization of transition obligation over 20 years     0.6      0.9       0.9
     Net amortization and deferral                           0.1     (0.2)     (0.7)
                                                           ------   ------    ------
                                                           $ 4.9    $ 4.1     $ 3.0
                                                           ======   ======    ======

          Major assumptions used to calculate the benefit obligation and net postretirement benefit cost for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                           2000      1999      1998
                                                           --------  ------   --------
     Assumed discount rate                                  7.50%    7.75%     6.75%
     Current year health care cost trend rate              12.00%    9.00%     9.00%
     Ultimate health care cost trend rate                   5.75%    5.75%     4.75%
     Year ultimate trend rate is achieved                   2009     2007      2008
     Expected rate of return on plan assets                 7.00%    7.00%     7.00%

          A 1% change in the health care cost trend rates would have had the following effect on benefit obligations and aggregate of service and interest costs:

     (Millions of Dollars)                               1% Increase     1% Decrease
                                                         -----------    ------------
     Benefit obligation at December 31, 2000              $   1.7       $ (1.9)
     Benefit obligation at December 31, 1999                  1.8         (2.1)
     Aggregate interest and service cost for 2000             0.2         (0.2)
     Aggregate interest and service cost for 1999             0.2         (0.3)
     Aggregate interest and service cost for 1998             0.2         (0.2)

Savings Plans

          The Tosco Corporation Capital Accumulation Plan (the “CAP”) and the Tosco Store Savings Plan (the “TSSP”), have been established for eligible employees. Participants may make, within certain limitations, voluntary contributions under Section 401(k) of the Internal Revenue Code of a percentage of their compensation. The Company makes matching contributions to the CAP based upon years of contributory participation, as defined, for employees who elect to make certain specified and minimum contributions. In addition, eligible employees of the CAP receive an additional contribution equal to 5% of their compensation, up to $150,000, in lieu of pension plan benefits. Participants of the CAP and TSSP (collectively the “Savings Plans”) are immediately vested in their voluntary contributions. Participants in the CAP are immediately vested in the Company contributions. Company contributions to the Savings Plans for the years ended December 31, 2000, 1999, and 1998 were $25.9 million, $21.0 million, and $20.4 million, respectively.

Management Incentive Plan

          The Tosco Corporation Cash Incentive Plan (the “CIP”) has been established for members of middle and senior management. The CIP sets forth discretionary and other awards computed as a variable percentage of a participant’s base salary, which percentage is dependent upon pre-tax income, as defined, of the respective participant’s operating division. The Company also has a bonus plan for senior executives, who are not participants in the CIP, based on operating income per share, as defined. Results of operations for the years ended December 31, 2000, 1999, and 1998 include incentive compensation of $86.8 million, $56.3 million, and $54.3 million, respectively, including special bonuses awarded to union and other employees not covered by management incentive plans.

15.   Disposition of the Avon Refinery

          On August 31, 2000, Tosco completed the disposition of its Avon Refinery to Ultramar Diamond Shamrock Corporation (“UDS”) for $650.0 million plus $147.5 million for crude oil and other hydrocarbon inventories (the “Avon Disposition”). Tosco recorded a net gain on the Avon Disposition of $20.0 million ($0.08 per diluted share). Tosco is entitled to contingent payments of up to $150.0 million during the next eight years in the event that refining margins exceed certain defined levels. No contingent payments were included in Tosco’s results of operations for 2000.

16.   Income Taxes

        The provision (benefit) for income taxes for the years ended December 31, 2000, 1999, and 1998 is as follows:

     (Millions of Dollars)           2000       1999          1998 (a)
                                   --------   ---------    -----------
     Current:
         Federal                   $ 177.3    $  115.3     $  (45.5)
         State                        25.6        36.2         (5.0)
         Foreign                       0.1         0.2          0.4
                                   --------   ---------    -----------
                                     203.0       151.7        (50.1)
                                   --------   ---------    -----------
     Deferred:
         Federal                     127.1       140.8        108.1
         State                        30.2        14.4         17.3
                                   --------   ---------    -----------
                                     157.3       155.2        125.4
                                   --------   ---------    -----------
                                   $ 360.3    $  306.9     $   75.3
                                   ========   =========    ===========
(a)	Current federal and state income tax benefits for 1998 relate primarily to an inventory writedown.

          A reconciliation of the provision for income taxes to income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

   (Millions of Dollars)                                      2000       1999      1998
                                                           ---------   --------   -------
   Income taxes at the statutory rate                      $  311.4    $  262.0   $ 63.5
   State income taxes, net of credits and federal benefit      36.3        32.9      8.1
   Permanent differences                                       10.9        10.8     10.8
   Federal credits, adjustments, and other                      1.7         1.2     (7.1)
                                                           ---------   --------   -------
                                                           $  360.3    $  306.9   $ 75.3
                                                           =========   ========   =======

          Temporary differences between financial and income tax reporting and tax credit carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

     (Millions of Dollars)                                        2000       1999
                                                              ---------   ----------
     Deductible temporary differences:
         Accounts receivable                                $     18.5    $    18.5
         Accrued expenses and other current liabilities           70.8        132.2
         Accrued environmental costs                             239.1        251.6
         Accrued postretirement benefit liability                 78.9         40.8
         Noncurrent liabilities                                  117.2        112.7
         Intangible assets                                       102.7          -
         Other                                                     4.2          3.8
         Deferred state income taxes (a)                          88.8         58.6
                                                              ---------   ----------
                                                                 720.2        618.2
                                                              ---------   ----------
     Taxable temporary differences:
         Inventories                                            (368.1)      (380.7)
         Property, plant, and equipment                         (291.4)      (335.6)
         Deferred Turnarounds                                   (141.5)      (112.4)
         Intangible assets (primarily tradenames)                  -          (32.4)
         Lease obligations                                    (1,082.8)      (518.7)
         Other deferred charges and assets                       (15.7)       (16.6)
         Other                                                   (88.7)       (77.2)
                                                              ---------   ----------
                                                              (1,988.2)    (1,473.6)
                                                              ---------   ----------
     Net temporary differences                              $ (1,268.0)   $  (855.4)
                                                            ==========    ==========

     Federal income taxes at 35%                            $  (443.8)   $  (299.4)
     Alternative minimum tax ("AMT") credit carryforward          17.3             -
                                                            -----------   ----------
     Federal deferred tax liability, net                        (426.5)      (299.4)
     State deferred tax liability, net (a)                       (88.8)       (58.6)
                                                            -----------   ----------
     Total deferred tax liability, net                          (515.3)      (358.0)
     Current portion                                             (97.6)       (74.4)
                                                            -----------   ----------
     Noncurrent portion                                     $   (417.7)   $  (283.6)
                                                            ===========   ==========
(a)	Deferred state income tax liabilities are provided for temporary differences, primarily differences between the book and tax bases of property, plant, and equipment.

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

          The Company has long-term leases with special purpose entities for land and improvements at certain of the Company’s service stations, refining processing units, and an office building. These leases provide the Company the option to purchase, at agreed-upon prices, (a) a portion of the leased assets for resale to unaffiliated parties during the lease terms and (b) not less than all of the leased assets at the end of the leases. The Company may cancel the leases subject to the lessors receiving certain guaranteed minimum sales values for the assets. Minimum annual rentals vary with commercial paper interest rates and the reference interest rate (LIBOR).

          In 2000, Tosco entered into long-term operating leases for a portion of the retail outlets acquired in the ExxonMobil Acquisition (Note 3) and entered into a new operating lease for an office building and certain retail outlets previously acquired under an operating lease. The offset to the cash and fair value of properties received in the renegotiated lease was recorded as deferred revenue on the balance sheet.

          The leases with special purpose entities, including those entered into in 2000, extend with renewal options, through March 2010.

          The Company has other leases for certain of its stores and for other property and equipment. The store leases generally have primary terms of up to 25 years with varying renewal provisions. Under certain of these leases, the Company is subject to additional rentals based on store sales as well as escalations in the minimum future lease amount. The leases for other property and equipment are for terms of up to 17 years. Most of the Company’s lease arrangements provide the Company an option to purchase the assets at the end of the lease term. The Company may also cancel certain of its leases provided the lessor receives minimum sales values for the leased assets. Most of the leases require that the Company provide for the payment of real estate taxes, repairs and maintenance, and insurance.

          Net rental expense for the years ended December 31, 2000, 1999, and 1998 consists of the following:

     (Millions of Dollars)                              2000        1999        1998
                                                     --------    --------     -------
     Minimum rental and warehousing charges          $  227.5    $  152.2     $ 188.2
     Contingent rental and warehousing charges           19.2        15.4         7.1
                                                     --------    --------     -------
                                                        246.7       167.6       195.3
     Less sublease rental income                        114.5        75.0        55.6
                                                     --------    --------     -------
                                                     $  132.2    $   92.6     $ 139.7
                                                     ========    ========     =======

          At December 31, 2000, future minimum obligations under non-cancelable operating leases and warehousing agreements are as follows:

     (Millions of Dollars)
     2001                                            $   269.5
     2002                                                264.1
     2003 (a)                                            243.2
     2004 (a)                                            218.7
     2005 (a)                                            408.3
     Thereafter (a)                                      757.9
                                                     ---------
                                                       2,161.7
     Less future minimum sublease income                 287.3
                                                     ---------
                                                     $ 1,874.4(b)
                                                     =========
(a)	Excludes guaranteed residual payments totaling $158.4 million (2003), $155.5 million (2004), $450.2 million (2005), and $285.8 (thereafter) due at the end of the lease term, that would be reduced by the fair market value of the leased assets returned.

(b)	The Company has contingent obligations for certain lease payments totaling $9.9 million for convenience stores previously sold. The Company does not believe it has a significant financial exposure, over amounts already recorded, if required to perform under these contingent obligations.

18.   Financial Instruments

Fair Values

          The carrying value of cash, cash equivalents, marketable securities, short-term deposits, trade accounts receivable, accounts payable, and other current liabilities approximates their fair value due to the relatively short maturity of these financial instruments. The carrying value of the Revolving Credit Facility and the Floating Rate Notes approximate fair value due to their variable interest rates. The fair value (based on quoted market prices and estimates) of long (obligation to purchase) and short (obligation to deliver) derivative financial instruments were $254.1 million and $203.1 million, respectively at December 31, 2000. Estimated fair values of other financial instruments at December 31, 2000 and 1999 are as follows:

                                              2000                    1999
                                   ------------------------   -------------------
                                      Carrying    Fair         Carrying    Fair
     (Millions of Dollars)              Value    Value (a)      Value      Value (a)
                                   -----------  -----------   ----------  ----------
     First Mortgage Bonds          $    -       $    -         $ 200.0     $  207.8
     Bayway Bonds                     150.0        156.0         150.0        152.3
     7% Notes                           -            -           125.0        125.2
     7.625% Notes                     240.0        250.7         240.0        235.6
     7.25% Notes                      200.0        203.2         200.0        191.1
     7.8% Debentures                  300.0        308.2         300.0        282.6
     7.9% Debentures                  100.0        101.1         100.0         92.1
     8.125% Notes                     600.0        643.5           -            -
     Trust Preferred Securities       300.0        335.6         300.0        285.0
(a)	The fair value of these instruments reflects quoted market prices.

Derivatives

          The Company utilizes commodity-based derivative instruments, at times and when able, to reduce a portion of its exposure to price volatility. Commodity futures are used to lock in what the Company considers to be acceptable margins between the sales value of refined products produced and the cost of raw materials purchased on a varying percentage of production, generally for periods not exceeding one year. In addition, the Company enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to reduce exposure to sales price volatility of residual fuels production. Futures and forward contracts are also used to protect against price volatility of inventories stored for future sale and to protect against adverse price movements between the cost of foreign and domestic crude oil.

          At December 31, 2000 and 1999, the Company had open long and short futures, swap and forward contracts for crude oil and products with a notional volume (number of barrels under contract) and value (number of barrels under contract multiplied by the per-barrel contract value) as follows:

                                      2000                        1999
                               --------------------     ---------------------
                               Contract  Contract       Contract     Contract
     (Millions of Dollars)      Volume    Value          Volume        Value
                               --------- ----------     ----------   ---------
     Open long positions        9,825    $ 261.0         24,902      $  444.8
     Open short positions       9,283    $ 206.5         22,621      $  340.1

          Deferred gains / (losses) on futures and swap contracts were not significant at December 31, 2000 and 1999. Deferred gains and losses were recognized as an offset to realized margins on refined products sold (Note 23).

Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities, short-term deposits, trade receivables, and derivative instruments. The Company places its cash equivalents, marketable securities, and short-term deposits with several high-quality financial institutions. The Company’s customer base consists of a large number of diverse customers. The Company also conducts ongoing evaluations of its customers and requires letters of credit or other collateral arrangements as appropriate. In addition, the Company enters into master netting agreements with significant counterparties to further limit its credit risk should any counterparty fail to perform as contracted. Amounts due from/to counterparties resulting from netting agreements are settled monthly. Accordingly, trade receivable losses have not been significant. The Company does not believe that it has a significant credit risk on its derivative instruments, as they are transacted through the New York Mercantile Exchange, or with counterparties meeting established collateral and credit criteria.

19.   Commitments and Contingencies

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

          Under the terms of the 76 Products Acquisition, Unocal could have received up to $250.0 million of contingent participation payments over the seven year period following the acquisition if retail market conditions and/or California Air Resources Board (“CARB”) gasoline margins increased above specified levels. Tosco paid Unocal $50.0 million in December 1999 and January 2000 in settlement of retail participation obligations for prior and future periods. In addition, the remaining maximum contingent payment, related to improvements in CARB gasoline margins, was reduced to $100.0 million. The $50.0 million participation payment was capitalized as an additional cost of the 76 Products Acquisition. At December 31, 2000, the participation obligation relating to improvements in CARB gasoline, payable in March 2001, was not material.

          Litigation between Unocal and certain petroleum refiners is contesting the validity of patents held by Unocal covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by certain refiners. The Company is not a party to the patent litigation. Under the terms of the 76 Products Acquisition, the Company has no liability to Unocal for any possible past infringement of the patents, including to the date of final resolution of the matter (Note 22).

          The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances, including a change of control, as defined (Note 22). For such terminations, the Company’s potential minimum obligation to its executive officers was $11.3 million at December 31, 2000, and $58.6 million upon a change of control (Note 22).

          The Company, in keeping with industry practice, schedules Turnarounds as the units reach the end of their normal operating cycles. Unscheduled Turnarounds or unit shutdowns also occur because of operating difficulties or external factors. Throughput and earnings are lowered, and Turnaround expenditures increased, during such periods.

          The Company carries insurance policies on insurable risks, which it believes to be appropriate at commercially reasonable rates. While management believes the Company is adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances would have to be paid out of general corporate funds. Cost of sales was reduced by insurance coverage recoveries of $42.4 million in 1999 for property damage and business interruption claims, net of insurance policy deductibles and asset write-offs, related to the Avon Refinery incident. The Company is pursuing additional claims for insurance recoveries from its carriers.

          In the normal course of business, the Company has entered into numerous crude oil and feedstock supply contracts, finished product sale and exchange agreements, and transportation contracts. Because of the market related pricing structure and/or generally short-term nature of these contracts, they are not expected to negatively impact future operating results.

          In July 2000, the Company announced its intention to purchase substantially all of the assets of the Irish National Petroleum Corporation Limited. The principal assets to be acquired would be a 75,000 barrel per day refinery located in Cork, Ireland and an 8.5 million barrel deep water crude oil and oil products storage complex in Bantry Bay, Ireland. The purchase price would be $100.0 million plus the value of crude oil and products inventory at closing. Tosco’s Board of Directors has approved the purchase. Completion of the purchase is subject to negotiation of definitive agreements and the satisfaction of certain conditions, including regulatory approvals.

          On August 9, 2000, the Company announced that it had entered into a contract with East Coast Power (“ECP”), a joint venture between Enron North America and El Paso Energy Corporation, in which ECP will build new facilities to supply electricity and additional steam to the Bayway Refinery. The new facilities will also supply electricity to New Jersey residents and businesses during peak demand hours.

          In December 2000, the Company entered into a contract to build four tankers that will be used to transport crude and other products to the Company’s refineries. Construction is expected to begin in late 2001 and the tankers should be completed in late 2003. In January 2001, the Company entered into a contract to build a fifth tanker that should be completed in early 2004.

          As part of the February 1996 agreement to purchase the Trainer Refinery, the seller is entitled to receive contingent participation payments for five years from the date of acquisition if refining margins increase above specified margins. Based on margins achieved for the year ended February 1, 2001, a payment may be due in May 2001 to BP Amoco. Any payment made would be capitalized as an additional cost of the Trainer Refinery.

20.   Business Segments

          The Company has two operating business segments: refining and marketing. The refining segment includes the acquisition of crude oil and other feedstocks, the production of petroleum products, and the distribution and sale of petroleum products to wholesale customers. The marketing segment includes the sale of petroleum products and merchandise through company-owned gasoline stations and convenience stores and branded dealers and jobbers. The nonoperating segment consists of corporate activities and certain non-operating subsidiaries. Summarized financial information by segment for 2000, 1999, and 1998 is as follows:

                                                              Operating Segments         Non-operating     Consolidated
                                                       -----------------------------       Segment            Total
     2000 (Millions of Dollars)                           Refining      Marketing      --------------    -------------
                                                       -----------     ------------
     Total sales                                       $  20,891.6     $  9,256.8        $  -            $  30,148.4
     Intersegment sales                                   (5,588.1)         (15.1)                          (5,603.2)
                                                       ------------    ------------    -----------       -------------
     Third party sales                                 $  15,303.5     $  9,241.7        $  -            $  24,545.2
                                                       ============    ============    ===========       =============
     Operating contribution (a)                        $   1,343.0     $    404.7        $  -            $   1,747.7
     Depreciation and amortization                          (201.0)        (152.0)         (1.2)              (354.2)
     Special item:
         Gain on the Avon Disposition                         20.0                                              20.0
     Net interest (expense) income                          (109.8)         (49.2)          3.9               (155.1)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities           959.2          (34.8)        (17.4)               907.0

     Capital and Turnaround expenditures               $     468.0     $    263.8        $  3.5          $     735.3

     Total assets at year-end                          $   5,915.7     $  2,989.7        $ 98.4          $   9,003.8

                                                              Operating Segments         Non-operating     Consolidated
                                                       ---------------------------         Segment            Total
     1999 (Millions of Dollars)                           Refining      Marketing        --------------    -------------
                                                       -----------     -----------
     Total sales                                       $  11,003.3     $  5,826.8        $  -            $  16,830.1
     Intersegment sales                                   (2,453.2)         (14.8)                          (2,468.0)
                                                       ------------    ------------    -----------       -------------
     Third party sales                                 $   8,550.1     $  5,812.0        $  -            $  14,362.1
                                                       ============    ============    ============      =============
     Operating contribution (a)                        $     727.6     $    531.2        $  -            $   1,258.8
     Depreciation and amortization                          (176.1)        (131.0)         (1.3)              (308.4)
     Special items:
         Inventory recovery                                  240.0                                             240.0
         Restructuring recovery                                2.1                                               2.1
         Avon Refinery start-up costs                        (43.1)                                            (43.1)
         Gain on sale of retail assets in
           non- core markets                                                 40.5                               40.5
     Net interest (expense) income                           (73.8)         (48.1)          3.1               (118.8)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities           565.6          216.4         (16.1)               765.9

     Capital and Turnaround expenditures               $     309.1     $    227.0        $  -             $    536.1

     Total assets at year-end                          $   3,677.3     $  2,442.2        $ 92.9           $  6,212.4

                                                              Operating Segments         Non-operating     Consolidated
                                                       -------------------------------     Segment            Total
     1998 (Millions of Dollars)                           Refining       Marketing       --------------   --------------
                                                       -------------   ------------
     Total sales                                       $     8,608.4   $  5,234.7        $  -             $ 13,843.1
     Intersegment sales                                     (1,812.6)        (9.0)                          (1,821.6)
                                                       --------------  ------------      --------------   --------------
     Third party sales                                 $     6,795.8   $  5,225.7        $  -             $ 12,021.5
                                                       ==============  ============      ==============   =============-
     Operating contribution (a)                        $       682.3   $    533.4        $  -             $  1,215.7
     Depreciation and amortization                            (180.2)      (132.0)         (1.7)              (313.9)
     Special items:
         Inventory writedown                                  (240.0)                                         (240.0)
         Restructuring charge                                  (40.0)                                          (40.0)
     Net interest expense (income)                             (79.3)       (46.1)          2.7               (122.7)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities              60.2        153.9         (15.3)               198.8

     Capital and Turnaround expenditures               $       337.2   $    216.4        $  0.1           $    553.7

     Total assets at year-end                          $     3,436.0   $  2,319.3        $ 87.5           $  5,842.8
(a)	Operating contribution is calculated as sales minus cost of sales.

21.   Supplemental Cash Flow Information

     (Millions of Dollars)                                           2000       1999       1998
                                                                  ----------  --------    -------
     Cash paid during the year for:
         Interest, net of amounts capitalized                     $   163.5    $ 130.9   $ 134.4
         Income taxes, net of refunds received (a)                    177.6      139.9     (27.1)

     Supplemental Noncash Investing and Financing Activities:
         Fair value of properties received in lease refinancing   $    44.8
         Detail of cash paid for acquisitions:
              Fair value of assets acquired                       $ 2,109.8    $ 118.1
              Liabilities assumed                                     (87.0)
                                                                  ----------   ---------
              Net cash paid for acquisitions                        2,022.8      118.1

              Cash acquired in acquisitions                              -         0.3
                                                                  ----------   ---------
                                                                  $ 2,022.8    $ 118.4
                                                                  ==========   =========
(a)	A $51.7 million refund of federal income taxes was received in September 1998.

22.   Subsequent Events

Acquisition by Phillips Petroleum Company

          On February 4, 2001, the Board of Directors of the Company adopted an agreement and plan of merger with Phillips Petroleum Company (“Phillips”). As a result of the merger, Tosco will become a wholly-owned subsidiary of Phillips and Tosco shareholders will receive 0.8 of a share of Phillips common stock for each share of Tosco Common Stock they own. The transaction is expected to close by the end of the third quarter of 2001. The combined company’s Refining, Marketing, and Transportation (“RM&T”) headquarters will be located in Tempe, Arizona. The transaction has been approved by the Boards of Directors of both companies and is subject to regulatory reviews and the approval of both companies’ shareholders. Tosco has agreed to take all necessary steps to render the Shareholders’ Rights Plan inapplicable to the merger (Note 12).

Redemption of Trust Preferred Securities

          On January 12, 2001, Tosco Financing Trust called for the redemption of its Trust Preferred Securities on February 15, 2001. The redemption price offered was $51.725 per share (which included a premium of 3.45% as required by the terms of the Trust Preferred Securities) plus $.495 per share in accumulated and unpaid distributions up to the date of redemption, or a total of $52.22 per share. Substantially all holders elected to exercise their conversion rights instead of receiving the redemption cash value. As a result, all but 1,185 shares of the Trust Preferred Securities were converted into approximately 9,112,089 shares of Tosco Common Stock (Note 11).

Unocal Patent Litigation

          In February 2001, the U.S. Supreme Court refused to consider an appeal of certain major oil companies contesting a lower court decision that upheld the validity of Unocal’s patent for blending formulations for clean burning gasoline meeting California fuel specifications. The impact of the Supreme Court’s decision as to the effect on Tosco’s future results of operations is unknown in view of, among other things, potential further litigation, Tosco’s revised blending formulas that substitute ethanol for MTBE in California, and the licensing arrangement that Tosco may enter into with Unocal that by prior agreement can be no less favorable than that negotiated between Unocal and other refiners (Note 19).

Revolving Credit Facility

          On January 25, 2001, the Company renewed Facility B of the Revolving Credit Facility thereby extending its maturity date to February 5, 2002.

23.   New Accounting Standards

SFAS No. 133

           Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") (collectively "SFAS No. 133") was adopted by the Company effective January 1, 2001. SFAS No. 133 requires that all derivatives be recognized at fair value as either assets or liabilities. Changes in the fair value of derivatives are to be recorded in current earnings or other comprehensive income, depending on whether the derivative is part of a hedge transaction and, if it is, on the type of hedge transaction. To qualify as a hedge, SFAS No. 133 requires that the derivative be formally documented and designated, and the effectiveness of the hedge assessed on a regular basis.

          The Company utilizes commodity-based derivative instruments, at times and when able, to reduce a portion of its exposure to price volatility. Commodity futures are used to lock in what the Company considers to be acceptable margins between the sales value of refined products produced and the cost of raw materials purchased on a varying percentage of production, generally for periods not exceeding one year. In addition, the Company enters into swap contracts with counterparties (typically agreeing to sell at fixed forward prices, and to buy at future variable market prices, stated volumes of residual fuels) to reduce exposure to sales price volatility of residual fuels production. Futures and forward contracts are also used to protect against price volatility of inventories stored for future sale, to protect against adverse price movements of crude oils, and as a means to obtain physical volumes for its mid-continent refineries. In accordance with SFAS No. 133 all derivatives will be recognized on the balance sheet at their fair value at January 1, 2001. On the date a derivative contract is entered into, the Company will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) a derivative instrument that does not qualify for hedge accounting. For fair-value hedges, the change in fair value of the effective portion of the hedge will be recorded in current-period earnings along with the loss or gain on the hedged asset or liability. For cash-flow hedges, the change in fair value of the effective portion will be recorded in other comprehensive income. Changes in the fair value of derivatives not qualifying for hedge accounting and the ineffective portion of all fair-value and cash-flow hedges will be recognized in current-perod earnings. Accordingly, the adoption of SFAS No. 133 could increase volatility in the Company's earnings.

          The cumulative effect of this accounting change on January 1, 2001 is not material. The effect of SFAS No. 133 in future results of operations will depend upon the number and tpe of derivative positions and volatility of crude and product prices.

SFAS No. 140

          In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). The collateral recognition and disclosure provisions in SFAS No. 140, effective for fiscal years ending after December 15, 2000, were adopted in 2000. The Company anticipates that the adoption of the remaining provisions of SFAS No. 140, effective March 31, 2001, will not have a material impact on the Company’s results of operations.

24.   Quarterly Financial Data (Unaudited)

                                          First      Second       Third         Fourth
                                         Quarter     Quarter     Quarter        Quarter         Total
                                       ----------   ---------   ----------     ---------   -----------
                                                 (Millions of Dollars, Except Per Share Data)
     2000
     Sales                             $ 4,630.2    $ 5,594.7    $ 6,876.5      $ 7,443.8    $ 24,545.2
     Operating contribution (a)            317.0        460.0        460.8          509.9       1,747.7
     Special item:
       Gain on the Avon
          Disposition (Note 15)                                       20.0                         20.0
     Net income                             74.9        145.0        145.5          164.0         529.4
     Earnings per share (b):
       Basic                           $    0.52    $    1.00    $    1.01      $    1.13    $     3.66
       Diluted                              0.50         0.95         0.95           1.07          3.47

     1999
     Sales                             $ 2,637.7    $ 3,678.4    $ 3,860.4      $ 4,185.6    $ 14,362.1
     Operating contribution (a)            242.7        331.6        376.8          307.7       1,258.8
     Special items:
       Inventory recovery (c)                                                       240.0         240.0
       Restructuring recovery                             2.1                                       2.1
       Avon Refinery start-up costs (d)                 (39.3)        (3.8)                       (43.1)
       Gain on sale of retail assets (e)                 40.5                                      40.5
     Net income                             27.9         84.6        113.9          215.3         441.7
     Earnings per share (b):
       Basic                           $     0.18    $   0.56    $    0.78      $    1.50    $     2.97
       Diluted (f)                           0.18        0.53         0.74           1.40          2.83
(a)	Operating contribution is calculated as sales minus cost of sales.

(b)	Earnings per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal to the full year amount.

(c)	Reversal, based on December 31, 1999 price levels, of $240 million of net realizable write-downs of LIFO inventories.

(d)	Tosco incurred non-recurring expenses related primarily to the restart of the Avon Refinery following its stand-down for a safety review. These start-up costs did not include any normal recurring expenses for maintaining the refinery or training employees during the stand-down period.

(e)	The gain of $40.5 million resulted from the sale of 372 convenience stores in non-core markets.

(f)	For the three-month period ended March 31, 1999, conversion of Trust Preferred Securities was not assumed due to the anti-dilutive impact of the conversion.

TOSCO CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(In Millions)
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

 Allowance for uncollectible trade and
   credit card receivables:
       2000                                    $ 17.9       $ 10.1           $ -        $ 10.0        $ 18.0

       1999                                      16.8          9.3             -           8.2          17.9

       1998                                      19.0         10.3             -          12.5          16.8

 Inventory net realizable value reserve:
       2000                                       $ -          $ -           $ -           $ -           $ -

       1999                                     293.0       (293.0)            -             -             -

       1998                                      53.0        240.0             -             -         293.0

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Old Greenwich, and the State of Connecticut, on March 15, 2001.

TOSCO CORPORATION (Registrant) By/s/ Thomas D. O'Malley (Thomas D. O'Malley) Chairman of the Board of Directors and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Thomas D. O'Malley (Thomas D. O'Malley)	Chairman of the Board of Directors and Chief Executive Officer	March 15, 2001

/s/ Jefferson F. Allen (Jefferson F. Allen)	President, Principal Financial Officer, and Director	March 15, 2001

/s/ Robert I. Santo (Robert I. Santo)	Vice President and Principal Accounting Officer	March 26, 2001

(Patrick M. de Barros)	Director	March __, 2001

/s/ Wayne A. Budd (Wayne A. Budd)	Director	March 15, 2001

/s/ Houston I. Flournoy (Houston I. Flournoy)	Director	March 15, 2001

/s/ Edmund A. Hajim (Edmund A. Hajim)	Director	March 15, 2001

/s/ Charles J. Luellen (Charles J. Luellen)	Director	March 15, 2001

/s/ Eija Malmivirta (Eija Malmivirta)	Director	March 15, 2001

/s/ Mark R. Mulvoy (Mark R. Mulvoy)	Director	March 15, 2001

/s/ Kathryn L. Munro (Kathryn L. Munro)	Director	March 15, 2001