Form 10-K/A
period 2000-12-31
TOSCO CORP
filed 2001-04-30
CIK 74091

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 1-7910

TOSCO CORPORATION
(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-1865716 (I.R.S. EMPLOYER IDENTIFICATION NO.)

1700 EAST PUTNAM AVENUE, SUITE 500
OLD GREENWICH, CONNECTICUT 06870
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 698-7500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class: Common Stock, $.75 par value 9-5/8% Series B First Mortgage Bonds due March 15, 2002	Name of each exchange on which registered: New York Stock Exchange and Pacific Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 28, 2001, based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $6,168,258,017. At February 28, 2001, the Registrant had outstanding 154,013,933 shares of Common Stock

.

PRELIMINARY NOTE

          This Amendment to Form 10-K reflects the inclusion of Part III, Items 10-13. In addition, the following minor corrections to the 10-K were made.

1. 2. 3.	Correction in Part I of the date of the sale of the Avon Refinery. Correction of numbers contained in footnote 3 in the notes to the financial statements. Correction of one number in Exhibit 99.

          Aside from the foregoing corrections, no other changes were made to Items 1 and 2 or to Item 14, the financial statements or the footnotes thereto.

PART I

Items 1 and 2. Business and Properties

INTRODUCTION

           Tosco Corporation ("Tosco") is one of the largest independent refiners and marketers of petroleum products in the United States. Tosco operates nine refineries with the capacity to process approximately 1,350,000 barrels per day of crude oil, feedstocks, and blendstocks into various petroleum products. During 2000, Tosco expanded into the mid-Continent of the U.S. through its acquisition of the Wood River Refinery and Chemical Complex, located in Roxana, Illinois, from Equilon Enterprises LLC ("Equilon") on June 1, 2001, and the Alliance Refinery, located south of New Orleans, Louisiana, from certain BP Amoco affiliates ("BP Amoco") on September 8, 2000. On August 31, 2000, Tosco sold its Avon Refinery, located in the San Francisco Bay area, to Ultramar Diamond Shamrock Corporation ("UDS"). Through its retail distribution network, Tosco sells approximately 6.7 billion gallons of fuel annually. Tosco has owned the "76" products terminal and pipeline distribution system since 1997, expanding upon Tosco's 1996 purchase of The Circle K Corporation ("Circle K"), by which Tosco became one of the nation's largest operators of company-controlled convenience stores. In February 2000, Tosco acquired 1,740 gasoline and convenience outlets from ExxonMobil Corporation and Mobil Oil Corporation (together, "ExxonMobil"), expanding Tosco's retail distribution network. Tosco also engages in related commercial activities throughout the U. S. and internationally. Tosco's refining and marketing business is managed and operated through two divisions, Tosco Refining Company, based in Linden, New Jersey, and Tosco Marketing Company, based in Tempe, Arizona.

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

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

Name	Age	Served as a Director Since	Principal Occupation and Positions Held

Jefferson F. Allen	56	1990	President of Tosco since May 1997 and Chief Financial Officer since June 1990; Executive Vice President from June 1990 to May 1997; Treasurer of Tosco from June 1990 to October 1995; various positions, including Chairman and CEO, with Comfed Bancorp, Inc. and related entities from November 1988 to June 1990.

Patrick Monteiro de Barros	56	1995	Director of Petrogal, Petroleos de Portugal, SA from July 1995 to April 2000; Chairman and Chief Executive Officer of Argus Resources Ltd. (UK) since 1988 and Chairman of Fundacao Monteiro de Barros and Protea Holdings Inc. since 1980.

Wayne A. Budd	59	1997	Executive Vice President and General Counsel of John Hancock Financial Services, Inc. since May 2000; Group President, Bell Atlantic or Senior Vice President, NYNEX from April 1996 to May 2000; Senior Partner, Goodwin, Procter & Hoar, Attorneys, from February 1993 to April 1996; Commissioner, United States Sentencing Commission, October 1994 to May 1997; Associate Attorney General of the United States from March 1992 to January 1993; United States Attorney for the District of Massachusetts from April 1989 to March 1992.

Houston I. Flournoy	71	1978	Retired Executive; Special Assistant to the President for Governmental Affairs, University of Southern California (USC), from 1976 to 1999 and Professor of Public Administration, USC, from 1976 to 1993.

Edmund A. Hajim	64	1991	Chairman and Chief Executive Officer of ING Furman Selz Asset Management since July 1998; Co-Chairman of ING Barings, Americas Region, from 1997 to 1998; Chairman and Chief Executive Officer of Furman Selz LLC from 1983 to 1997; Managing Director and member of the Board of Directors of Lehman Brothers Kuhn Loeb prior to 1983.

Charles J. Luellen	71	1992	Retired Executive; President and Chief Operating Officer of Ashland Inc. from March 1986 to January 1992.

Eija Malmivirta	60	1997	Chairman and principal owner of Merei Energy Consulting Oy Ltd., Helsinki,Finland, a consulting company with expertise in the oil industry, oil trading and risk management, since October 1996; for more than 27 years prior thereto, Mrs. Malmivirta was employed by Neste Oy, a Finnish oil refining and marketing company, with her last position as Executive Vice President.

Mark R. Mulvoy	59	1996	Retired Executive; Editor, Sports Illustrated magazine from 1992 to 1996; various positions with Sports Illustrated for more than five years prior thereto.

Kathryn L. Munro	52	2000	Chairman and CEO of Bridge West LLC, a technology investment company since 1999; former Chief Executive Officer, Southwest Banking Group, Bank of America 1994 to 1998.

Thomas D. O'Malley	59	1988	Chairman of the Board and Chief Executive Officer of Tosco since January 1990; President of Tosco from 1993 to May 1997 and from October 1989 to May 1990.

           Mr. de Barros is a director of Espirito Santo Financial Group. Mr. Budd is a director of John Hancock Financial Services. Mrs. Malmivirta is a director of Kemira Oyi, Helsinki. Mr. Mulvoy is a director of Adams Golf Co. Ms. Munro is a director of Flow International, Inc., Sun Community Bancorp and Pinnacle West Corp.

           Tosco's Board of Directors has a Committee on Audit, Ethics and Conflicts of Interest (the "Audit Committee"), consisting of Messrs. Budd, Flournoy, Luellen and Mulvoy and Ms. Munro, a Compensation Committee consisting of Messrs. Flournoy, Hajim and Luellen, a Business Affairs Committee consisting of Messrs. de Barros, Luellen, O'Malley, Mrs. Malmivirta and Ms. Munro, a Government & Regulatory Affairs Committee consisting of Messrs. Budd, Flournoy, Mulvoy and Allen, an International Affairs Committee consisting of Mr. de Barros and Mrs. Malmivirta and a Nominating Committee consisting of Messrs. de Barros, Hajim and Budd. The Audit Committee's functions include recommending to the Board of Directors the engaging and discharging of the independent accountants, reviewing with the independent accountants the plan and results of the audit engagement, reviewing the scope and results of Tosco's procedures for internal auditing, reviewing the independence of the accountants and reviewing the adequacy of Tosco's system of internal accounting controls. The Compensation Committee is responsible for reviewing and setting the compensation of Tosco's management, and considering, recommending and administering its cash incentive and long-term stock incentive plans. The Nominating Committee's functions include reviewing potential nominees for the Board of Directors and recommending the annual slate of nominees for election to the Board of Directors.

           During 2000, there were nine meetings of the Board of Directors, five meetings of the Audit Committee, five meetings of the Compensation Committee and two meetings of the Nominating Committee. During 2000, each of the Directors then in office attended in excess of 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of all committees on which he served.

Executive Officers

           See the information appearing under the caption "Executive Officers of the Registrant" in Part I of the Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934 requires Tosco's Directors, executive officers and holders of more than 10% of Tosco's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Tosco. Tosco believes that during the fiscal year ended December 31, 2000, its officers, directors and holders of more than 10% of Tosco's Common Stock complied with all Section 16(a) filings.

Item 11. Executive Compensation.

Summary Compensation Table

           The summary Compensation Table shows certain compensation information for Thomas D. O'Malley, the Chief Executive Officer of Tosco, and for the four other most highly compensated executive officers of Tosco for the year ended December 31, 2000. The information includes the dollar amount of salaries, bonuses and other compensation for these officers as well as the number of stock options granted.

SUMMARY COMPENSATION TABLE

                                           Annual Compensation          Long Term Compensation
                          ------------------------------------------    ------------------------------
                                                                        Awards            PAYOUTS
                                                                        -------           --------
                                                            Other
                                                            Annual     Restricted                       All Other
                                                            Compen-     Stock      Options   LTIP         Compen-
Name and                  Year      Salary        Bonus     sation      Award(s)    /SARs   Payouts       sation
Principal Position                   ($)           ($)       ($)         ($)        (#)       ($)           ($)
------------------        -----     --------     --------- --------     --------   -------  -------     ----------

Thomas D. O'Malley        2000      650,000     10,913,918                          0      6,614,429(1)   49,491(3)
Chairman and  CEO         1999      650,000      5,717,379                          0     11,235,938(2)   58,034(4)
                          1998      650,000      4,413,155                          0                     62,950(5)

Jefferson F. Allen        2000      450,000      5,666,842                          0      3,556,616(1)    82,704(3)
President and Chief       1999      450,000      2,968,639                          0      5,867,656(2)   105,302(4)
Financial Officer         1998      450,000      2,291,445                          0                     107,782(5)

Robert J. Lavinia         2000      425,000      5,352,018                          0      2,414,410(1)    13,586(3)
Executive Vice President  1999      425,000      2,803,715                          0      3,682,891(2)    14,204(4)
                          1998      425,000      2,164,143                          0                      14,316(5)

Dwight L. Wiggins         2000      425,000      5,352,018                          0      2,289,567(1)    13,252(3)
Executive Vice President  1999      425,000      2,803,715                          0      3,433,203(2)    12,329(4)
                          1998      425,000      2,164,143                          0                      13,311(5)

Wilkes McClave            2000      412,500      4,281,614                          0      2,406,254(1)    33,293(3)
Executive Vice President  1999      375,000      1,979,093                          0      3,816,049(2)    38,780(4)
and General Counsel       1998      375,000      1,527,630                          0                      43,732(5)

______________

1	The Long-Term Incentive Plan ("LTIP") payouts reflected above were received on January 5, 2000 and July 7, 2000 based on the performance goal achieved through that date ($36.375 and $32.0271 per share, respectively) and completion of required service. See "Long-Term Incentive Plan".

2	The LTIP payouts reflected above were received on January 4, 1999 based on the performance goal achieved through that date ($36.375 per share) and completion of required service. See "Long-Term Incentive Plan".

3	All other compensation consists of the following: (a) contributions pursuant to Tosco's Capital Accumulation Plan for Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins in the amounts of $20,200, $13,400, $20,200, $20,202 and $10,200, respectively, (b) the value of certain premiums paid by Tosco under a split dollar life arrangement for Messrs. Allen, McClave and O'Malley in the amounts of $60,386, $13,093 and $26,139, respectively, and (c) group term life insurance benefits of $2,118, $186, $3,150 and $3,052 for Messrs. Allen, Lavinia, O'Malley and Wiggins, respectively.

4	All other compensation consists of the following: (a) contributions pursuant to Tosco's Capital Accumulation Plan for Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins in the amounts of $ 20,400, $12,800, $20,400, $20,400 and $9,600, respectively, (b) the value of certain premiums paid by Tosco under a split dollar life arrangement for Messrs. Allen, McClave and O'Malley in the amounts of $83,154, $16,611 and $33,313, respectively, and (c) group term life insurance benefits of $1,748, $1,404, $1,769, $4,321 and $2,729 for Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins, respectively.

5	All other compensation consists of the following: (a) contributions pursuant to Tosco's Capital Accumulation Plan for Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins in the amounts of $20,800, $11,967, $20,800, $20,800 and $9,667, respectively, (b) the value of certain premiums paid by Tosco under a split dollar life arrangement for Messrs. Allen, McClave and O'Malley in the amounts of $84,534, $20,867 and $36,541, respectively, and (c) group term life insurance benefits of $2,448, $2,349, $2,065, $5,609 and $3,644 for Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins, respectively.

Agreements With Officers And Directors

          Tosco has severance agreements (the "Agreements") with Messrs. Allen, McClave and O'Malley which provide that if an executive's employment is terminated by Tosco without cause, or following a change of control of Tosco (and termination of employment), or is terminated by the executive for good reason, as all such terms are defined in the Agreements, then the executive shall be entitled to a lump sum severance payment and all of the terminated executive's options or restricted shares, if any, which are not then vested shall vest immediately and all such restrictions shall lapse. The lump sum severance payments for Messrs. Allen, McClave and O'Malley is 36 months of base salary at the time of termination; provided, however, following a change in control, the severance payments shall be three times the sum of each officer's base salary and the average of his bonuses for each of the two years preceding the year of the change in control. In connection with the merger with Phillips Petroleum Company (the "Phillips Merger"), the severance payments that would be due Messrs. Allen, McClave and O'Malley would be $14,754,000, $10,892,000 and $27,197,000, respectively. In addition, each of these executives will be entitled under his Agreement to receive a gross-up payment for any excise taxes that are triggered by any payments he receives in connection with the Phillips Merger. The Agreements have a one-year term, but will be automatically renewed for successive one-year terms unless Tosco notifies the executive at least six months prior to any renewal date. Such notification by Tosco shall entitle the executive to terminate his employment for Good Reason and shall be deemed to be a termination without Cause if the executive's employment terminates before the end of the Agreement. As used in the Agreements, the following terms generally have the following meanings, each as more fully specified in the Agreements: Cause means material and intentional failure to perform his duties, fraud, misappropriation of material property or intentional damage to Tosco's material property; Good Reason includes a reduction in base annual compensation or the method of calculation of variable elements or a significant reduction in the nature of employment; and Change in Control includes, among other things, a person or group of persons becomes the beneficial owner of more than 50% of Tosco's Common Stock, stockholders approve a merger of Tosco into another entity or a change in the composition of a majority of the members of the Board of Directors.

           Under an agreement between Robert Lavinia and Tosco, Tosco must inform Mr. Lavinia, within ten days of a change in control, whether it wishes to extend his employment for another six months. If Tosco declines to do so, it must pay him severance equal to two years of base salary. If Tosco does wish to extend Mr. Lavinia's employment for six months, Mr. Lavinia forfeits all severance if he declines the extension. If Mr. Lavinia accepts the extension, Mr. Lavinia and Tosco are to work during the six month period to agree on terms of a new agreement. If Tosco and Mr. Lavinia fail to reach agreement, Mr. Lavinia is entitled to 18 months' base salary as severance at the end of the six month period. Mr. Lavinia's base salary is currently $500,000, so he could receive up to $1,000,000 in the aggregate in connection with a termination in conjunction with the Phillips Merger.

           In addition, Tosco has entered an agreement with Mr. Wiggins (which is not affected by a change of control), pursuant to which he would receive severance equal to twice his base annual salary upon a termination by Tosco without cause, as defined in his agreement, or upon a voluntary termination by him for good reason, as defined in his agreement. Based on his current salary, upon a termination in 2001, Mr. Wiggins would receive $1,000,000.

           In connection with the merger, Phillips and Mr. O'Malley entered into a letter agreement, dated February 4, 2001, and will enter into an employment agreement upon completion of the merger on substantially the same terms as the letter agreement. The merger agreement, together with the letter agreement, provide that Mr. O'Malley serve as a director of Phillips and, at the discretion of the Phillips Board of Directors and the Chief Executive Officer of Phillips, Vice Chairman of the Phillips Board of Directors and Chief Executive Officer of Phillips' RM&T operations commencing upon the completion of the merger. In exchange for his services, Mr. O'Malley will receive, among other things, an annual base salary of $800,000, and benefits and bonus normally associated with a Phillips senior executive position. Phillips will have the right to terminate Mr. O'Malley's position as Chief Executive Officer of Phillips' RM&T division upon payment of three months' salary, plus any accrued benefits and bonus. Through the end of 2001, Mr. O'Malley will maintain his current office in Old Greenwich, Connecticut, after which his main office will be at Tosco's offices in Tempe, Arizona. The executive area of Tosco's current offices in Old Greenwich will be maintained for the duration of Mr. O'Malley's employment. Thereafter, Mr. O'Malley will have the option to sublease that space at the existing terms. Mr. O'Malley will remain entitled to the severance benefits under his employment agreement upon his termination of employment with Tosco in conjunction with the merger.

           Pursuant to a previous agreement between Mr. McClave and Tosco, Mr. McClave has agreed to assist Tosco in any transaction that may result in a change of control. If a change of control occurs before Mr. McClave reaches the age of 55 (at the anticipated time of completion of the merger he will be approximately 54.3), for purposes of any termination or retirement in connection with or following a change of control, he will be treated as if he had attained 55. As a result, Mr. McClave will receive benefit enhancements under the Tosco senior executive retirement plan. See "Pension Plan".

           In 2000, each Director who was not also an officer of Tosco was paid an annual fee of $40,000 per year (or pro rata portion thereof for period of service as a Director) plus $1,500 for each Board of Directors meeting attended and $1,500 for each committee meeting attended, provided that such committee meeting was not held on the same day as a Board of Directors meeting. In November 2000, the annual fee was increased to $55,000 per year, with the Chairman of the Audit Committee to receive an annual fee of $10,000 and the chairman of the other committees to receive an annual fee of $5,000 and meeting fees will be paid up to two meetings per day. At least $15,000 of the annual fee must be paid in Common Stock or Common Stock units under a tax deferred plan. Pursuant to the Directors Stock Plan, directors may elect at least 30 days prior to each calendar quarter to receive more than $15,000 of their director's fees in shares of Common Stock or Common Stock units under a tax deferred plan.

           In 1991, Tosco created the Directors' Charitable Award Program (the "Program"), which allows each Director to recommend a donation to educational institutions and/or charitable organizations designated by them. The Program is funded by joint life insurance policies of which Tosco is the sole owner and beneficiary, with each policy insuring the lives of two eligible Directors. Tosco pays all premiums due and at the time of the death of the second of the two Directors, receives a tax-free death benefit of approximately $2 million, thereby recovering the costs of the Program. Tosco will make charitable contributions in the name of each Director, within ten years following the first Director's death, to the institution(s) designated by the Director. The Directors may recommend one organization to receive a donation of $1 million, or two or more organizations to receive $1 million in the aggregate.

           After five years of service as a Director, Tosco Directors who are not employees are eligible to participate in a retirement plan. The plan generally provides that upon the later of age 65 or retirement, an annual retirement benefit equal to annual retainer fees in effect at the time of retirement will be paid. One year of retirement payments for each year of Board service, up to a maximum of 20 years, is provided. Upon the Director's death, remaining payments will continue to the spouse during the period of his/her life, subject to the maximum set forth above. A Director may elect to receive such retirement benefits as an actuarially equivalent lump sum.

           In 1996, Tosco adopted a mandatory retirement policy for Directors. The policy requires Directors to retire upon the completion of the annual term of office during which the Director's seventy-fifth birthday occurs.

Long Term Incentive Plan

           In 1996, Tosco adopted the 1996 Long Term Incentive Plan (as subsequently amended, the "LTIP") which replaced the granting of incentive awards under the 1992 Stock Incentive Plan to participants in the LTIP. Under the LTIP, the Compensation Committee may grant performance units to participants, the payment of which is contingent on the meeting of performance goals during a performance period (which may not exceed 5 years) established by the Committee. The performance goals are based on the difference between the price of Tosco's Common Stock at the time of grant of a unit and the price of the stock at various dates above a target level. Under certain circumstances specified in the LTIP, the total amount of all payments made to any participant in any calendar year may not exceed 400% of such participant's total annual compensation for the year of the award. Purposes of the LTIP include providing a strong incentive to participants to improve the performance of Tosco's Common Stock and requiring such participants' continued employment over several years in order to receive the full benefit of any award level achieved. Generally, if a participant voluntarily terminates employment with Tosco or leaves by retiring prior to age 65 and prior to the scheduled payment date of an award, all unpaid amounts will be forfeited. Upon a change in control, amounts will be paid in cash, with the participant's rights continuing and Tosco's obligations to be continued by the successor as provided in the LTIP. See "Accelerated Payment of LTIP Awards". When a performance goal is achieved during any period, a participant shall be deemed vested ("Deemed Vested Amount") in an amount equal to the performance level multiplied by the number of performance units a participant has. The payment of such amounts is subject to the satisfaction of certain contingencies and such amounts will change if different performance levels are achieved. The Company accrues such amounts on a ratable basis over the required service period.

LONG TERM INCENTIVE PLAN AWARDS

                         Number of Shares, Units    Performance or Other Period
       Name                  or Other Rights (#)       Until Maturation or Payout

   Thomas D. O'Malley           1,350,000                      (1)
                                  200,000                      (2)
                                  200,000                      (3)
                                  600,000                      (4)

   Jefferson F. Allen             705,000                      (1)
                                  125,000                      (2)
                                  125,000                      (3)
                                  450,000                      (4)

   Robert J. Lavinia              442,500                      (1)
                                  115,000                      (2)
                                  115,000                      (3)
                                  100,000                      (4)

   Dwight L. Wiggins              412,500                      (1)
                                  115,000                      (2)
                                  115,000                      (3)
                                  100,000                      (4)

   Wilkes McClave                 458,499                      (1)
                                  100,000                      (2)
                                  115,000                      (3)
                                  400,000                      (4)

__________

(1)	For the performance units granted in November 1996, on January 5, 2001, based on the performance goal achieved through that date ($36.3750 per share), Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins received $2,933,828, $1,841,445, $1,908,024, $5,617,969 and $1,716,602, respectively.

(2)	Payment dates and amounts for the performance units granted in March 1999 are as follows: 50% of remaining, plus additional (if any), Deemed Vested Amount on July 1, 2001, 50% of remaining, plus additional (if any), Deemed Vested Amount on July 1, 2002, and 100% of remaining, plus additional (if any), Deemed Vested Amount on July 1, 2003. At December 31, 2000, based on the performance goal achieved through that date ($32.0643 per share), Messrs.' Allen, Lavinia, McClave, O’Malley and Wiggins unpaid Deemed Vested Amounts were $627,441, $577,246, $501,953, $1,003,906, and $577,246, respectively. See “Accelerated Payment of LTIP Awards”.

(3)	Payment dates and amounts for performance units granted in January 2000 are as follows: 50% of Deemed Vested Amount on March 31, 2001, 50% of remaining, plus additional (if any), Deemed Vested Amount on March 31, 2002, 50% of remaining, plus additional (if any), Deemed Vested Amount on March 31, 2003, and 100% of remaining, plus additional (if any), Deemed Vested Amount on March 31, 2004. At December 31, 2000, based on the performance goal achieved through that date ($32.0643 per share), Messrs.' Allen, Lavinia, McClave, O’Malley and Wiggins unpaid Deemed Vested Amounts were $812,729, $747,710, $747,710, $1,300,366, and $747,710, respectively. See “Accelerated Payment of LTIP Awards”.

(4)	In November 2000, new performance units were granted to the participants commencing January 2001. Payment dates and amounts are as follows: 50% of Deemed Vested Amount on January 5, 2002, 50% of remaining, plus additional (if any), Deemed Vested Amount on January 5, 2003, 50% of remaining, plus additional (if any), Deemed Vested Amount on January 5, 2004, 50% of remaining, plus additional (if any), Deemed Vested Amount on January 5, 2005 and 100% of remaining, plus additional (if any), Deemed Vested Amount on January 5, 2006. See “Accelerated Payment of LTIP Awards.”

Accelerated Payment of LTIP Awards

           Pursuant to the LTIP, upon the approval of the Phillips Merger by Tosco stockholders, each participant became entitled to receive an immediate payout of all unpaid Deemed Vested Amounts, or, if greater, an amount equal to (1) the product of the number of shares of Tosco common stock underlying the participant's performance units multiplied by the excess of the fair market value of shares of Tosco common stock on the date of the change of control over the initial baseline (not adjusted to reflect increases based on highest rolling averages) minus (2) any already paid Deemed Vested Amounts. On April 11, 2001, the approval date of the Phillips Merger by Tosco stockholders, the average of the high and low trading prices of Tosco common stock was $43.985 per share and Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins received payments of $8,721,600, $4,299,832, $7,603,729, $12,531,360 and $4,299,832, respectively. Any unpaid Deemed Vested Amounts, if any, will also be due and payable on consummation of the Phillips Merger. The awards under this plan will continue in effect after the merger, with the price of Phillips common stock used as the barometer for achievement and with the baseline after the change of control raised to reflect the per share value of Phillips common stock that corresponds (based on the exchange ratio) to the value of Tosco common stock as of the change of control.

Pension Plans

           The following table shows the estimated annual benefits payable to participants upon retirement under the Tosco Pension Plan (the "Pension Plan"). The covered compensation consists of the salary, but not the bonus, reported in the Summary Compensation Table. Of Tosco's five highest paid executives, Messrs. Lavinia and Wiggins are participants in the Pension Plan.

PENSION PLAN TABLE

Estimated Annual Retirement Benefits

               _______________________Years of Service At Age 65_________________
   3-Year
Avg. Comp.
                10          15          20          25           30          35

 $300,000     $27,222     $45,100     $62,978     $80,856      $98,617    $116,192
  350,000      27,222      45,100      62,978      80,856       98,617     116,192
  400,000      27,222      45,100      62,978      80,856       98,617     116,192
  450,000      27,222      45,100      62,978      80,856       98,617     116,192
  500,000      27,222      45,100      62,978      80,856       98,617     116,192
  550,000      27,222      45,100      62,978      80,856       98,617     116,192
  600,000      27,222      45,100      62,978      80,856       98,617     116,192

           Benefits shown in the table are single life annuities payable at age 65. Pension benefits, which are integrated with Social Security benefits, will be reduced for amounts payable under prior Tosco pension plans or predecessor employer plans. Messrs. Lavinia and Wiggins have 8 and 36 years of credited service under the Pension Plan as of December 31, 2000.

           In 1990, Tosco adopted a Senior Executive Retirement Plan ("SERP") to provide retirement benefits to selected senior executives and their beneficiaries. Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins are eligible for benefits under the SERP. See "Agreements with Officers and Directors" regarding Mr. McClave's retirement enhancement. The table that follows shows the estimated annual benefits payable under the SERP.

SERP TABLE

               _____________________YEARS OF SERVICE___________________________
Final            10          15          20          25          30         35
3-Year
Avg. Comp.
 $300,000     $135,000    $180,000    $180,000    $180,000    $180,000    $180,000
  350,000      157,500     210,000     210,000     210,000     210,000     210,000
  400,000      180,000     240,000     240,000     240,000     240,000     240,000
  450,000      202,500     270,000     270,000     270,000     270,000     270,000
  500,000      225,000     300,000     300,000     300,000     300,000     300,000
  550,000      247,500     330,000     330,000     330,000     330,000     330,000
  600,000      270,000     360,000     360,000     360,000     360,000     360,000
  650,000      292,500     390,000     390,000     390,000     390,000     390,000
  700,000      315,000     420,000     420,000     420,000     420,000     420,000
  750,000      318,600     424,800     424,800     424,800     424,800     424,800
  800,000      360,000     480,000     480,000     480,000     480,000     480,000
  850,000      372,240     496,320     496,320     496,320     496,320     496,320

           Benefits shown are life annuities payable at age 65 and are based on a percentage of eligible compensation. SERP benefits are reduced by the amount of benefits payable under the Tosco Pension Plan, or, if applicable, certain predecessor employer plans. Eligible compensation is the average of base pay plus incentive compensation (limited to an aggregate maximum of $827,200 as increased by the Consumer Price Index commencing December 31, 2000) during the highest three-consecutive calendar years of employment after January 1, 1990. Normal retirement age is 65 with early retirement benefits (reduced by 1% for each year preceding age 65) commencing at age 55 and three years of service. There is no reduction if age plus years of employment equal or exceed 75 at date of retirement.

           Messrs. Allen, McClave and O'Malley have eleven years of credited service while Messrs. Lavinia and Wiggins each have seven years and seven months of credited service under the SERP as of December 31, 2000.

Compensation Committee Interlocks and Insider Participation

           The members of the Compensation Committee, which consists of Messrs. Flournoy, Hajim and Luellen, have entered into the Indemnity Agreements discussed under "Certain Relationships and Related Transactions". The Indemnity Agreements provide for Tosco to indemnify the Indemnitees against expenses incurred by the Indemnitees in any proceedings which may be maintained against them by reason of any action or omission to act by any Indemnitee in his capacity as a Director, officer, employee, agent or fiduciary of Tosco. Tosco's obligations are subject to certain limitations, including the limitation that no payment will be made which is prohibited by applicable law. The Indemnity Agreements provide for the advancement of expenses incurred by Indemnitees in advance of the final disposition of any proceedings and require Tosco to establish the Trust for the benefit of the Indemnitees. In the event of a Change in Control (as defined in the Indemnity Agreements), Tosco will, from time to time upon written request of any Indemnitee, fund the Trust in an amount sufficient to satisfy any and all expenses reasonably anticipated to be incurred in connection with any proceedings.

Option Grants in 2000

           The LTIP is intended to replace the granting of additional options under the 1992 Stock Incentive Plan to the five officers listed in the Summary Compensation Table, and, therefore, during 2000, no options were granted to such officers.

AGGREGATED OPTION/SAR EXERCISES IN 2000 AND DECEMBER 31, 2000 OPTION/SAR VALUES

                                                                                  Value of Unexercised
                                                       Number of Unexercised         In-the-Money
                       Shares                          Options/SARs At              Options/SARs At
                       Acquired       Value             December 31, 2000          December 31, 2000
  Name                On Exercise    Realized (1)  Exercisable  Unexercisable   Exercisable    Unexercisable
 ----                 -----------    ------------ -----------   -------------   -----------    -------------
Thomas D. O'Malley      300,000       $6,283,274    850,907          -            $21,018,941       -

Jefferson F. Allen      150,000        3,096,870    505,903          -             12,494,175       -

Robert J. Lavinia          -              -         442,500          -             11,023,445       -

Dwight L. Wiggins          -              -         363,403          -              9,007,283       -

Wilkes McClave           75,000        1,678,738    274,655          -              6,668,318       -
(1)	An individual, upon exercise of an option, does not receive cash equal to the amount contained in the Value Realized column of this table. Instead, the amounts contained in the Value Realized column reflect the increase in the price of Tosco Common Stock from the option grant date to the option exercise date. No cash is realized until the shares received upon exercise of an option are sold.

Tosco Performance

           The following graph shows a five-year comparison of cumulative total returns for Tosco, the Standard & Poor's ("S&P") 500 Composite Stock Price Index and an index of peer companies selected by Tosco. The graph assumes that the value of the investment in Tosco's Common Stock and each index was $100 at December 31, 1995 and that all dividends were reinvested.

          Peer Group includes Ashland Inc., Crown Central Petroleum Corp., Ultramar Diamond Shamrock Corp., Sunoco Inc., Tesoro Petroleum Corp., and Valero Energy Corp. Assumes $100 invested on December 31, 1995 in Tosco common stock, an index of stock in Peer Group companies (weighted by market capitalization) and the S&P 500 Index. Assumes reinvested dividends. Fiscal year ends December 31.

COMPARISON OF FIVE YEAR TOTAL RETURN
TOSCO, INDUSTRY PEER GROUP AND S&P 500 INDEX

$350
$300
$250
$200
$150
$100
$50
$0
1995
1996
1997
1998
1999
2000
TOSCO CORP.
S&P 500 INDEX
PEER GROUP

                   1995      1996      1997       1998      1999    2000

TOSCO CORP        $100.0     210.1     303.5     209.6      222.6   280.5
S&P 500 INDEX     $100.0     123.2     164.4     212.1      256.8   233.9
PEER GROUP        $100.0     116.2     152.7     128.4      100.9   143.0

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

           The Compensation Committee, which consists entirely of Directors who are not employees of Tosco, reviews and approves all remuneration arrangements for Tosco's executive officers, Directors and certain other employees, and reviews and approves compensation plans in which officers and employees are eligible to participate. The Committee met five times during 2000. Tosco's philosophy for compensating executive officers is that a substantial portion of the executive's compensation should be incentive based and determined by Tosco's and the executive's performance. The policy is designed to attract, reward, motivate and retain key executives who are capable of achieving Tosco's objectives in a highly competitive industry.

           Tosco's executive compensation program consists of the following key elements: salary based on the Committee's assessment of the individual's level of responsibility, performance, and contributions to Tosco; an annual bonus that is directly related to the performance of Tosco as a whole or specific business units; and grants of stock options or performance units under the LTIP designed to motivate individuals to enhance the long-term value of Tosco's stock. The Committee does not allocate a fixed percentage of compensation to each of these three elements, nor does the Committee use specific qualitative or quantitative measures or factors in assessing individual performance, except with respect to the award of bonuses as described below.

           The salaries of key executives and the incentive plans in which they participate are reviewed by the Compensation Committee in light of the Committee's assessment of individual performance, contribution to Tosco and level of responsibility. The Committee generally assigns equal weight to each of these factors. The Committee believes Mr. O'Malley's salary reflects his experience and personal contributions to Tosco's performance. The base salaries of the four other most highly compensated executive officers reflect their individual job performance and contribution to Tosco.

           During 2000 Tosco's executive officers participated in the Tosco Corporate Incentive Plan (the "Tosco Corporate Plan"). Their bonuses are determined in accordance with a formula and factors set by the Committee prior to the beginning of the year. The plan provides that no bonuses are payable unless the interest on Tosco's Mortgage Bonds is paid when due. The Tosco Corporate Plan provides for the payment of a bonus dependent on the per share (common shares plus common share equivalents) pre-tax operating earnings ("OPEPS") of Tosco. For 2000 no bonus was payable under the Tosco Corporate Plan unless OPEPS exceeded $.66. For each $.33 (and, on a pro-rata basis, for each fraction thereof) of OPEPS over the first $.66, the executive received a percentage of annual base salary as a bonus. The percentages for executive officers who participate in the Tosco Corporate Plan range from 25% to 100% of their base salary. The percentages for each executive officer is based on the Committee's assessment of the officer's performance, contribution to Tosco and level of responsibility. Messrs. Allen, Lavinia, McClave, O'Malley and Wiggins were participants in the Tosco Corporate Plan and the percentage applicable to each of them was 75, 75, 60, 100 and 75, respectively. In November 2000 the Tosco Corporate Plan was extended for a three year period with increased hurdles and participation levels. For 2001, the year in which Tosco stockholder approval of the Phillips Merger occurred, bonuses will be computed based on the higher of annualized earnings for that portion of the year prior to the change in control, or the actual full-year company performance. If a participant is terminated without cause or voluntarily terminates employment for good reason after approval of the merger by Tosco stockholders, or in connection with the merger, the particpant is entitled to an estimated bonus payment within five days of the termination based upon Tosco's annualized earnings for that portion of the year prior to the change in control, and then a final payment if necessary at the end of the year.

           Tosco has several stock option plans which are designed to link the interests of executive officers with Tosco's shareholders and provide such executives with an equity interest in Tosco. The options are designed to enhance shareholder values by benefiting executives only if other shareholders of Tosco also benefit. The purpose of the plans is to encourage executives and others to acquire larger stock ownership and proprietary interest in Tosco and thereby stimulate the active interest of such persons in the development and financial success of Tosco. All options granted in 2000 were granted at the fair market value of Tosco Common Stock on the date of grant and become exercisable over five years commencing one year from the date of grant or earlier in the event of a change in control. The number of options that the Compensation Committee grants to executive officers is based on individual performance and level of responsibility. The Committee generally assigns equal weight to these two factors. In addition, the Committee also considers the number of options previously granted to and the total number of options held by such officers. Since stock options are tied to the future performance of Tosco's Common Stock, they will provide value only if the price of Tosco Common Stock exceeds the exercise price of the options. There is no relationship between the future performance of Tosco and the number of stock options granted.

           Certain of Tosco's executive officers also participate in the Long Term Incentive Plan commencing in 1996. The LTIP is designed to provide a strong incentive to participants to improve the performance of Tosco's Common Stock and to require such participants' continued employment over several years in order to receive the full benefit of any award level achieved. Participants become entitled to receive certain amounts if the stock price of Tosco increases above escalating target levels. Generally, if a participant voluntarily terminates employment with Tosco or leaves by retiring prior to age 65 and prior to the scheduled payment date of an award, all unpaid amounts will be forfeited. It is intended that participation in the LTIP replaces additional awards under Tosco's 1992 Stock Incentive Plan, and, therefore, LTIP participants did not receive any stock options in 2000. See "Acceleration of LTIP Awards".

           In 1993, the tax laws were amended to limit the deduction a publicly held company is allowed for compensation paid to the chief executive officer and to the four other most highly compensated executive officers. Generally, amounts paid in excess of $1 million, other than performance-based compensation, may not be deducted. Several criteria are imposed by the tax law in order for amounts paid under a plan to be treated as performance based compensation for tax purposes, including that the plan relating to such compensation must be approved by a company's stockholders. The Tosco Corporate Plan was previously approved by the shareholders and meets all other criteria. The LTIP does not meet all such criteria.

           Mr. O'Malley's compensation for 2000 was based on the same performance and other criteria as summarized in the preceding paragraphs relative to all executive officers.

Compensation Committee

Houston I. Flournoy
Edmund A. Hajim
Charles J. Luellen

Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Officers and Directors

           The following table sets forth the number of shares of Common Stock of Tosco beneficially owned by each Director, by each of the five most highly compensated executive officers and by all executive officers and Directors as a group at March 5, 2001, and the percentage of the outstanding shares of Common Stock so owned by each Director, executive officer, and such group.

                                      Amount and nature
                                      of beneficial
              Name                    ownership**        Percent of Class
         Jefferson F. Allen           568,145(1)                 *
         Patrick M. de Barros         723,098(2)                 *
         Wayne A. Budd                 72,100(3)                 *
         Houston I. Flournoy            1,579(4)                 *
         Edmund A. Hajim                2,000(5)                 *
         Robert J. Lavinia            447,500(6)                 *
         Charles J. Luellen            75,000(7)                 *
         Eija Malmivirta               72,000(8)                 *
         Wilkes McClave               323,499(9)                 *
         Mark R. Mulvoy                74,045(10)                *
         Kathryn L. Munro              24,000(11)                *
         Thomas D. O'Malley         3,681,602(12)                2.38%
         Dwight L. Wiggins            430,000(13)                *

         All executive officers and
         Directors (21 persons,
         including those listed     7,293,404(14)                4.63%
         above)

_____________

*	Represents less than 1% of the outstanding shares of Common Stock.

**	Beneficial ownership includes shares that may be acquired under Tosco stock options within 60 days of March 5, 2001. The table excludes stock options that will vest more than 60 days after March 5, 2001.

(1)	Consists of 62,242 shares of Common Stock, options to purchase 314,238 shares of Common Stock under the 1989 Stock Incentive Plan (the “1989 Plan”), and options to purchase 191,665 shares of Common Stock under the 1992 Stock Incentive Plan (the “1992 Plan”).

(2)	Consists of 651,098 shares of Common Stock of which 649,662 are owned by a Trust of which Mr. de Barros is a beneficiary, and options to purchase 56,001 and 15,999 shares of Common Stock under the 1989 Plan and the 1992 Plan, respectively.

(3)	Consists of 100 shares of Common Stock and options to purchase 72,000 shares of Common Stock under the 1992 Plan.

(4)	Consists of 1,579 shares of Common Stock.

(5)	Consists of 2,000 shares of Common Stock.

(6)	Consists of 5,000 shares of Common Stock and options to purchase 75,000 and 367,500 shares of Common Stock under the 1989 Plan and the 1992 Plan, respectively.

(7)	Consists of 3,000 shares of Common Stock and options to purchase 72,000 shares of Common Stock under the 1989 Plan.

(8)	Consists of options to purchase 72,000 shares of Common Stock under the 1992 Plan.

(9)	Consists of 48,844 shares of Common Stock and options to purchase 75,000 and 199,655 shares of Common Stock under the 1989 Plan and 1992 Plan, respectively.

(10)	Consists of 2,045 shares of Common Stock and options to purchase 72,000 shares of Common Stock under the 1992 Plan.

(11)	Consists of options to purchase 24,000 shares of Common Stock under the 1998 Plan.

(12)	Consists of 2,388,450 shares of Common Stock, options to purchase 469,238 and 281,669 shares of Common Stock under the 1989 Plan and the 1992 Plan, respectively, and 25,597 shares of Common Stock owned by Mr. O’Malley’s wife. In addition, the shares listed in the table include 221,595 shares held by Argus Energy Corporation and 295,053 shares held by Argus Investments, Inc., of which Mr. O’Malley is the sole shareholder. Mr. O’Malley disclaims beneficial ownership of the 25,597 shares of Common Stock owned by his wife.

(13)	Consists of 125,097 shares of Common Stock and options to purchase 44,238 and 260,665 shares of Common Stock under the 1989 Plan and the 1992 Plan, respectively.

(14)	Consists of 3,918,354 shares of Common Stock and options to purchase 1,162,715, 2,126,335 and 86,000 shares of Common Stock under the 1989 Plan, the 1992 Plan and the 1998 Plan, respectively.

          At March 5, 2001, to the knowledge of Tosco, from Statements on Schedule 13G provided to Tosco, there are no beneficial owners of more than 5% of any class of the outstanding voting securities of Tosco.

Item 13. Certain Relationships and Related Transactions

          Since 1987, Tosco has entered into indemnity agreements (the "Indemnity Agreements") with its Directors and certain of its officers (collectively, the "Indemnitees") which provide for Tosco to indemnify the Indemnitees against expenses incurred by the Indemnitees in any proceedings which may be maintained against them by reason of any action or omission to act by any Indemnitee in his capacity as a Director, officer, employee, agent or fiduciary of Tosco. Tosco's obligations are subject to certain limitations, including the limitation that no payment will be made which is prohibited by applicable law. The Indemnity Agreements provide for the advancement of expenses incurred by Indemnitees in advance of the final disposition of any proceedings and require Tosco to establish a trust (the "Trust") for the benefit of the Indemnitees. In the event of a Change in Control (as defined in the Indemnity Agreements), Tosco will, from time to time upon written request of an Indemnitee, fund the Trust in an amount sufficient to satisfy any and all expenses reasonably anticipated to be incurred in connection with any proceedings. Change in Control is defined to include the following events: (a) Tosco would be required to report a change in control under the Securities Exchange Act of 1934; (b) any person becomes the beneficial owner of 20% or more of the voting power of Tosco's outstanding stock without the approval of Tosco's Board of Directors; (c) Tosco is a party to a merger, consolidation or sale of assets; (d) certain changes in the composition of Tosco's Board of Directors; or (e) a person who owns 9.5% or more of the voting power of Tosco's stock increases his beneficial ownership by 5% or more.

           Reference is also made to the response to Item 10.

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

          The Alliance Acquisition has been accounted for as a purchase for book purposes and a like-kind exchange for tax purposes. Accordingly, the acquisition price was allocated to the fair market values of the assets and liabilities acquired based upon appraisals and other studies as follows:

           (Millions of Dollars)
           Inventories                                  $ 248.9
           Prepaid expenses and other current assets        8.7
           Property, plant, and equipment                 667.6
           Current liabilities                             (3.0)
           Noncurrent liabilities                         (14.0)
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

          The Wood River Acquisition has been accounted for as a purchase. Accordingly, the purchase price was allocated to the fair market values of assets and liabilities acquired based upon appraisals and other studies as follows:

          (Millions of Dollars)
          Inventories                                 $  339.8
          Prepaid expenses and other current assets        9.1
          Property, plant, and equipment                 457.2
          Intangible assets                                8.6
          Current liabilities                            (36.9)
          Noncurrent liabilities                         (31.1)
                                                      --------
                                                      $  746.7
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

EXHIBIT 99

TOSCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(In Millions)

                                                           Tosco     Bayway      Nonguaranteeing
                                                         (Issuer)   (Guarantor)  Subsidiaries Eliminations Consolidated
           BALANCE SHEET - DECEMBER 31, 2000
 Assets:
      Cash and cash equivalents                             $(58.7)               $  82.5                     $ 23.8
      Marketable securities and deposits                      21.9                   52.1                       74.0
      Other current assets (a)                             2,362.2                  626.5                    2,988.7
                                                           -------     --------  ---------        --------  ---------
           Total current assets                            2,325.4         -        761.1             -      3,086.5
      Other assets                                         3,680.7       501.8    1,739.2             (4.4)  5,917.3
      Investment in Bayway and other subsidiaries          1,337.6                                (1,337.6)
                                                           -------     --------  ---------        --------  ---------
                                                         $ 7,343.7     $ 501.8   $2,500.3        $(1,342.0) $9,003.8
                                                         =========     =======   ========        =========  ========

 Liabilities and Shareholders' Equity:
      Current liabilities                                $ 2,784.9               $  243.5                   $3,028.4
      Revolving credit facility and long-term debt         1,856.0                   36.6                    1,892.6
      Other liabilities                                      990.2                  187.3            (4.4)   1,173.1
      Intercompany liabilities (assets)                     (897.1)      123.8      773.3
      Trust Preferred Securities                                 -                  300.0                      300.0
      Total shareholders' equity                           2,609.7       378.0      959.6         (1337.6)   2,609.7
                                                           -------       -----      -----         -------    -------
                                                         $ 7,343.7    $  501.8   $2,500.3       $(1,342.0)  $9,003.8
                                                         =========    ========   ========       =========   ========
   STATEMENT OF INCOME - YEAR ENDED DECEMBER 31, 2000
 Sales                                                  $ 20,100.4               $4,444.8                  $24,545.2
 Cost of sales                                           (18,622.3)       15.1   (4,190.3)                 (22,797.5)
 Depreciation and amortization                              (230.1)      (15.1)    (109.0)                    (354.2)
 Special items:
      Gain on disposition of Avon Refinery                    20.0                                              20.0
 Selling, general, and administrative expenses (b)          (217.7)                (133.7)                    (351.4)
 Interest expense, net                                      (162.6)                   7.5                     (155.1)
                                                            ------    ---------   ---------    ---------    --------
 Income before income taxes and distributions on Trust
     Preferred Securities                                    887.7         -         19.3             -        907.0
 Income taxes                                               (359.5)                  (7.8)                    (367.3)
 Distributions on Trust Preferred Securities, net
     of  income benefit                                       -                     (10.3)                     (10.3)
                                                           -------     --------  ---------        --------  --------
  Net income                                               $ 528.2       $ -      $   1.2         $ -       $  529.4
                                                           =======       ====     =======         ===       ========

      STATEMENT OF CASH FLOWS - YEAR ENDED DECEMBER 31, 2000
 Cash flows from operating activities:
      Net income                                           $ 528.2       $ -      $   1.2         $ -        $ 529.4
      Depreciation and amortization, provision for bad
        debts,  and deferred income taxes                    397.5        15.1      109.0                      521.6
      Restructuring recovery                                  (3.8)                                             (3.8)
      Gain on disposition of Avon Refinery                   (20.0)                                            (20.0)
      Changes in operating assets and liabilities, net       650.6                 (108.9)                     541.7
      Other, net                                              11.4                   (1.0)                      10.4
                                                            ------       --------  ---------      --------    ------
        Net cash provided by operating activites           1,563.9        15.1        0.3             -      1,579.3
                                                           -------       --------  ---------      ---------  -------

 Cash flows from investing activities:
      Purchase of property, plant, equipment, net           (238.3)     (189.5)    (193.7)                    (621.5)
      Acquisition of ExxonMobil retail system               (248.0)                (119.9)                    (367.9)
      Acquisition of Wood River Refinery                    (746.7)                                           (746.7)
      Acquisition of Alliance Refinery                      (908.2)                                           (908.2)
      Increase in deferred turnarounds, charges, and
          other assets, net                                 (105.8)                   3.2                     (102.6)
      Proceeds on sale of Avon Refinery                      797.5                                             797.5
      Intercompany transfers                                (517.5)      174.4      343.1                        -
      Net change in marketable securities, deposits,
          and other                                         (14.6)                  (5.9)                     (20.5)
                                                           -------      --------  --------      ---------   --------
      Net cash (used in) provided by investing
          activities                                      (1,981.6)      (15.1)      26.8            -      (1,969.9)
                                                          ---------     --------  --------      ---------   ---------
 Cash flows from financing activities:
      Net repayments under revolving credit facilities        10.0                                              10.0
      Payments under long-term debt agreements              (275.4)                  (1.3)                    (276.7)
      Proceeds from issuance of 8.125% Notes                 600.0                                             600.0
      Proceeds from issuance of Floating Rate Notes          300.0                                             300.0
      Payment for purchase / defeasement of First
          Mortgage Bonds                                    (211.3)                                           (211.3)
      Dividends paid on common stock                         (41.9)                                            (41.9)
      Other, net                                               6.0                                               6.0
                                                           -------      --------  --------      ---------   --------
           Net cash provided by (used in)
              financing activities                           387.4         -         (1.3)            -        386.1
                                                           -------      --------  --------      ---------   --------

 Net (decrease) increase in cash and cash equivalents        (30.3)        -         25.8             -         (4.5)
 Cash and cash equivalents at beginning of year              (28.4)                  56.7                       28.3
                                                            -------      --------  --------      ---------   --------
 Cash and cash equivalents at end of year                  $ (58.7)      $ -       $ 82.5           $ -       $ 23.8
                                                          ========     =======    ========       =========   ========

(a) Inventories are valued at the lower of cost or market value, which is measured on a consolidated basis.

(b) The condensed consolidating statement of income reflects a partial allocation of corporate selling, general, and administrative expenses to Bayway and the Nonguaranteeing Subsidiaries. Tosco may revise its allocation method in the future.

EXHIBIT 99

TOSCO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING FINANCIAL INFORMATION (In Millions)

                                                          Tosco    Bayway     Nonguaranteeing
                                                        (Issuer)  (Guarantor) Subsidiaries Eliminations Consolidated
            BALANCE SHEET - DECEMBER 31, 1999
 Assets:
      Cash and cash equivalents                           $ (28.4)              $ 56.7                    $ 28.3
      Marketable securities and deposits                      7.5                 46.3                      53.8
      Other current assets (a)                            1,122.9                439.5                   1,562.4
                                                          -------   -------      -----   ----------      -------
           Total current assets                           1,102.0                542.5                   1,644.5
      Other assets                                        2,704.0     325.0    1,543.3         (4.4)     4,567.9
      Investment in Bayway and other subsidiaries         1,336.4                          (1,336.4)
                                                          -------   -------      -----   ----------      -------
                                                        $ 5,142.4   $ 325.0  $ 2,085.8   $ (1,340.8)   $ 6,212.4
                                                        =========   =======  =========   ==========    =========

 Liabilities and Shareholders' Equity:
      Current liabilities                               $ 1,405.4              $ 201.7                 $ 1,607.1
      Revolving credit facility and long-term debt        1,420.9                 38.0                   1,458.9
      Other liabilities                                     585.0                157.5         (4.4)       738.1
      Intercompany liabilities (assets)                    (377.2)    (53.0)     430.2
      Trust Preferred Securities                                                 300.0                     300.0
      Total shareholders' equity                          2,108.3     378.0      958.4     (1,336.4)     2,108.3
                                                          -------     -----      -----     --------      -------
                                                        $ 5,142.4   $ 325.0  $ 2,085.8   $ (1,340.8)   $ 6,212.4
                                                        =========   =======  =========   ==========    =========
   STATEMENT OF INCOME - YEAR ENDED DECEMBER 31, 1999
 Sales                                                 $ 10,805.2            $ 3,556.9                $ 14,362.1
 Cost of sales                                           (9,873.6)     15.2   (3,244.9)                (13,103.3)
 Depreciation and amortization                             (196.0)    (15.2)     (97.2)                   (308.4)
 Special items:
      Inventory recovery                                    240.0                                          240.0
      Restructuring recovery                                  2.1                                            2.1
      Avon Refinery start-up costs                          (43.1)                                         (43.1)
      Gain on sale of retail assets in non-core markets                           40.5                      40.5
 Selling, general, and administrative expenses (b)         (179.4)              (125.8)                   (305.2)
 Interest expense, net                                     (123.0)                 4.2                    (118.8)
                                                          -------   -------      -----   ----------      -------

 Income before income taxes and distributions on Trust
     Preferred Securities                                   632.2               133.7                     765.9
Income taxes                                               (259.2)              (54.8)                   (314.0)
 Distributions on Trust Preferred Securities, net of
     income tax benefit                                                         (10.2)                    (10.2)
                                                          -------     -----      -----     --------      -------
 Net income                                               $ 373.0       $ -    $ 68.7          $ -      $ 441.7
                                                          =======     =====    ======      ========      =======

       STATEMENT OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1999
 Cash flows from operating activities:
      Net income                                          $ 373.0       $ -     $ 68.7          $ -      $ 441.7
      Depreciation and amortization, provision for bad
        debts, and deferred income taxes                    360.6      15.2       97.2                     473.0
      Inventory recovery                                   (240.0)                                        (240.0)
      Restructuring recovery                                 (2.1)                                          (2.1)
      Gain on sale of retail assets in non-core markets                          (40.5)                    (40.5)
      Changes in operating assets and liabilities, net      349.5               (174.0)                    175.5
      Other, net                                              8.1                                            8.1
                                                            -----     -----      -----     --------      -------
            Net cash provided by (used in) operating
               activities                                   849.1      15.2      (48.6)                    815.7
                                                            -----      ----      -----                     -----

 Cash flows from investing activities:
      Purchase of property, plant, equipment, net           (211.3)   (70.3)    (13.2)                    (294.8)
      Increase in deferred turnarounds, charges, and
          other asset                                        (65.5)               14.7                     (50.8)
      Acquisition of retail systems, net of cash acquired    (22.8)              (95.3)                   (118.1)
      Intercompany transfers                                (225.8)    55.1      170.7
      Intercompany dividend                                   15.7               (15.7)
      Net change in marketable securities, deposits,
           and other                                          (2.1)               (6.8)                     (8.9)
                                                           -------    --------  --------      ---------   --------

           Net cash (used in) provided by investing
               activities                                   (511.8)   (15.2)      54.4                    (472.6)
                                                           -------    --------  --------      ---------   --------

 Cash flows from financing activities:
      Net repayments under revolving credit facilities       (90.0)                                        (90.0)
      Payments under long-term debt agreements                                    (6.0)                     (6.0)
      Repurchase of common stock                            (216.5)                                       (216.5)
      Dividends paid on common stock                         (40.0)                                        (40.0)
      Other, net                                               6.4                                           6.4
                                                            -------    -----      -----       --------    -------

           Net cash used in financing activities             (340.1)               (6.0)                   (346.1)
                                                            -------    ------     ------      --------    --------

 Net decrease in cash and cash equivalents                     (2.8)               (0.2)                     (3.0)
 Cash and cash equivalents at beginning of year               (25.6)               56.9                      31.3
                                                            -------    -----      -----     --------      -------
 Cash and cash equivalents at end of year                   $ (28.4)     $ -     $ 56.7          $ -       $ 28.3
                                                            =======    =====     ======     ========       ======

(a) Inventories are valued at the lower of cost or market value, which is measured on a consolidated basis.

(b) The condensed consolidating statement of income reflects a partial allocation of corporate selling, general, and administrative expenses to Bayway and the Non-guaranteeing Subsidiaries. Tosco may revise its allocation method in the future.

EXHIBIT 99

TOSCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(In Millions)

                                                         Tosco     Bayway       Nonguaranteeing
                                                        (Issuer)  (Guarantor)(a)Subsidiaries Eliminations Consolidated
   STATEMENT OF INCOME - YEAR ENDED DECEMBER 31, 1998
 Sales                                                  $ 7,429.8   $ 1,161.3      3,430.4        $ -      $ 12,021.5
 Cost of sales                                           (6,618.0)   (1,089.2)    (3,098.6)                 (10,805.8)
 Depreciation and amortization                             (173.9)      (18.5)      (121.5)                    (313.9)
 Special items:
      Inventory writedown                                  (240.0)                                             (240.0)
      Restructuring charge                                  (40.0)                                              (40.0)
 Selling, general, and administrative expenses (b)         (174.4)       (7.9)      (118.0)                    (300.3)
 Interest expense, net                                     (115.8)       (7.6)         0.7                     (122.7)
                                                           ------        ----          ---        ------       ------
 Income before income taxes and distributions on Trust
     Preferred Securites                                     67.7        38.1         93.0                      198.8
 Income taxes                                               (28.1)      (15.8)       (38.6)                     (82.5)
 Distributions on Trust Preferred Securities, net of
     income tax benefit                                                              (10.1)                     (10.1)
                                                           ------      ------        -----        ------        -----
 Net income                                                $ 39.6      $ 22.3       $ 44.3        $ -       $   106.2
                                                           ======      ======       ======        ======    =========

  STATEMENT OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1998
 Cash flows from operating activities:
      Net income                                           $ 39.6      $ 22.3      $ 44.3        $ -        $  106.2
       Depreciation and amortization, provision for bad
         debts, and deferred income taxes                   309.7        18.5       121.5                      449.7
       Inventory writedown                                  240.0                                              240.0
       Restructuring charge                                  40.0                                               40.0
       Changes in operating assets and liabilities, net    (316.8)      104.5        61.3                     (151.0)
       Other, net                                           (14.0)                    1.3                      (12.7)
                                                           ------      ------        -----        ------       -----
            Net cash provided by operating activities       298.5       145.3       228.4                      672.2
                                                           ------      ------        -----        ------       -----

 Cash flows from investing activities:
      Purchase of property, plant, equipment, net and
        increase in deferred turnarounds, charges,
        and other assets, net                              (332.6)      (44.3)     (102.6)                    (479.5)
      Intercompany transfers                                109.9       (95.5)      (14.4)
      Intercompany dividend                                  (0.3)       (5.5)        5.8
      Net change in marketable securities, deposits,
        and other                                             1.3                    (7.0)                      (5.7)
                                                           ------      ------        -----        ------       -----
           Net cash used in investing activities           (221.7)     (145.3)     (118.2)                    (485.2)
                                                           ------      ------        -----        ------       -----

 Cash flows from financing activities:
      Net borrowings under revolving credit facilities       30.0                                              30.0
      Payments under long-term debt agreements               (0.5)                  (78.6)                    (79.1)
      Payments under Circle K pre-acquisition debt                                   (3.5)                     (3.5)
      Repurchase of common stock                           (101.1)                                           (101.1)
      Dividends paid on common stock                        (37.1)                                            (37.1)
      Other, net                                              0.6                                               0.6
                                                           ------      ------        -----        ------      -----
           Net cash used in financing activities           (108.1)                  (82.1)                   (190.2)
                                                           ------      ------        -----        ------     ------

 Net (decrease) increase in cash and cash equivalents       (31.3)                   28.1                     (3.2)
 Cash and cash equivalents at beginning of year               5.7                    28.8                     34.5
                                                           ------      ------       -----        ------      -----
 Cash and cash equivalents at end of year                 $ (25.6)        $ -      $ 56.9        $ -        $ 31.3
                                                          =======      ======      ======        =======    ======

(a) Effective April 1, 1998, the working capital, certain long-term assets, and operating results of Bayway were consolidated into Tosco.

(b) The condensed consolidating statement of income reflects a partial allocation of corporate selling, general, and administrative expenses to Bayway and the Non-guaranteeing Subsidiaries. Tosco may revise its allocation method in the future.

Signatures

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

TOSCO CORPORATION By: /s/ JEFFERSON F. ALLEN Name: Jefferson F. Allen Title: President

Dated: April 30, 2001