Form 10-Q
period 2001-03-31
TOSCO CORP
filed 2001-05-14
CIK 74091

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
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

X   Yes    ___    No

          Registrant’s Common Stock outstanding at April 30, 2001 was 154,368,852 shares.

TOSCO CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
For the Quarterly Period Ended March 31, 2001

PART I	FINANCIAL INFORMATION	Page(s)

Item 1.	Financial Statements:

Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	2

Consolidated Statements of Income for the three month periods ended March 31, 2001 and 2000	3

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000	4

Notes to Consolidated Financial Statements	5 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the three month period ended March 31, 2001	9 - 13

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K: Signature	14 15

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

                                                                                   March 31,       December 31,
                                                                                    2001             2000
                                                                                 -----------       -----------
                                                                                (Unaudited)

 ASSETS
 Current assets:
      Cash and cash equivalents                                                     $ 10.9            $ 23.8
      Marketable securities and deposits                                              77.9              74.0
      Trade accounts receivable, less allowance for uncollectibles of $17.8
         (2001) and $18.0 (2000)                                                     378.3             976.6
      Inventories, net                                                             1,902.9           1,902.7
      Prepaid expenses and other current assets                                      157.7             109.4
                                                                                 ---------         ---------
           Total current assets                                                    2,527.7           3,086.5

 Property, plant, and equipment, net                                               5,045.5           4,994.8
 Deferred turnarounds, net                                                           176.6             154.9
 Intangible assets (primarily tradenames), less accumulated amortization of
   $79.7 (2001) and $74.7 (2000)                                                     614.9             596.6
 Other deferred charges and assets                                                   168.8             171.0
                                                                                 ---------         ---------
                                                                                 $ 8,533.5         $ 9,003.8
                                                                                 =========         =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                           $ 1,295.1         $ 2,023.4
      Accrued expenses and other current liabilities                                 855.0             906.0
      Current maturities of long-term debt                                             1.4               1.4
      Deferred income taxes                                                          101.5              97.6
                                                                                 ---------         ---------
           Total current liabilities                                               2,253.0           3,028.4

 Revolving credit facility                                                           351.0             116.0
 Long-term debt                                                                    1,782.0           1,776.6
 Accrued environmental costs                                                         248.4             251.2
 Deferred income taxes                                                               422.4             417.7
 Deferred revenue                                                                    266.3             278.8
 Other liabilities                                                                   221.9             225.4
                                                                                 ---------         ---------
           Total liabilities                                                       5,545.0           6,094.1
                                                                                 ---------         ---------

Company-obligated, mandatorily redeemable, convertible preferred securities of Tosco Financing Trust, holding solely 5.75% convertible junior subordinated
  debentures of Tosco Corporation ("Trust Preferred Securities")                        -             300.0
                                                                                 ---------         ---------
 Shareholders' equity:
      Common stock, $.75 par value, 250.0 shares authorized, 186.9 (2001)
        and 177.8 (2000) shares issued                                               140.4             133.6
      Additional paid-in capital                                                   2,336.6           2,041.4
      Retained earnings                                                            1,287.2           1,212.7
      Treasury stock, at cost                                                       (775.7)           (778.0)
                                                                                 ---------         ---------
           Total shareholders' equity                                              2,988.5           2,609.7
                                                                                 ---------         ---------
                                                                                 $ 8,533.5         $ 9,003.8
                                                                                 =========         =========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                    2001               2000
                                                                                 ---------          ---------

 Sales                                                                           $ 6,406.4          $ 4,630.2

 Cost of sales                                                                    (6,030.2)          (4,313.2)
 Depreciation and amortization                                                       (97.3)             (77.8)
 Selling, general, and administrative expenses                                       (96.5)             (75.1)
 Interest expense                                                                    (36.0)             (35.4)
 Interest income                                                                       1.8                1.5
                                                                                 ---------          ---------
 Income before income taxes and distributions on Trust Preferred Securities          148.2              130.2
 Income taxes                                                                        (60.0)             (52.7)
                                                                                 ---------          ---------
 Income before distributions on Trust Preferred Securities                            88.2               77.5
 Distributions on Trust Preferred Securities, net of income tax benefit
   of $0.9 (2001) and $1.7 (2000)  (Note 5)                                           (1.4)              (2.6)
                                                                                 ---------          ---------
 Net income                                                                         $ 86.8             $ 74.9
                                                                                 =========          =========

                                BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings per share                          $ 86.8             $ 74.9
 Weighted average common shares outstanding                                          149.6              144.2
                                                                                 ---------          ---------
 Basic earnings per share                                                           $ 0.58             $ 0.52
                                                                                 =========          =========
                               DILUTED EARNINGS PER SHARE
 Earnings used for computation of diluted earnings per share                        $ 88.2             $ 77.5
                                                                                 ---------          ---------
 Weighted average common shares outstanding                                          149.6              144.2
 Assumed conversion of dilutive stock options                                          2.4                1.7
 Assumed conversion of Trust Preferred Securities                                      4.5                9.1
                                                                                 ---------          ---------
 Weighted average common and common equivalent shares used for
   computation of diluted earnings per share                                         156.5              155.0
                                                                                 ---------          ---------
 Diluted earnings per share                                                         $ 0.56             $ 0.50
                                                                                 =========          =========
                                   DIVIDENDS PER SHARE
 Dividends per share                                                                $ 0.08             $ 0.07
                                                                                 =========          =========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                    2001             2000
                                                                                   -------           ------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                         $ 86.8           $ 74.9
 Adjustments to reconcile net income to net cash used in
   operating activities:
      Depreciation and amortization                                                   97.3             77.8
      Provision for bad debts                                                          1.7              3.2
      Deferred income taxes                                                            8.6              7.8
      Changes in operating assets and liabilities, net                              (257.5)          (211.9)
      Other, net                                                                      (0.4)             2.2
                                                                                   --------           ------
 Net cash used in operating activities                                               (63.5)           (46.0)
                                                                                   --------           ------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in marketable securities and deposits                                   (3.9)            (3.3)
 Purchase of property, plant, and equipment                                         (113.0)          (116.3)
 Acquisition of retail assets, net of $5.4 million of debt assumed                   (14.5)               -
 Acquisition of ExxonMobil retail system                                                 -           (315.6)
 Proceeds on sale of property, plant, and equipment                                    7.9              3.9
 Deferred turnaround spending                                                        (36.6)           (36.7)
 Increase in deferred charges and other assets, net                                  (13.9)           (16.1)
 Other, net                                                                           (0.3)             1.5
                                                                                   --------           ------
 Net cash used in investing activities                                              (174.3)          (482.6)
                                                                                   --------           ------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving credit facilities                                    235.0            123.0
 Proceeds from note and debenture offerings                                              -            400.0
 Payments under long-term debt agreements                                             (0.2)            (0.1)
 Dividends paid on common stock                                                      (12.3)           (10.1)
 Other, net                                                                            2.4              4.2
                                                                                   --------           ------
 Net cash provided by financing activities                                           224.9            517.0
                                                                                   --------           ------
 Net decrease in cash and cash equivalents                                           (12.9)           (11.6)
 Cash and cash equivalents at beginning of period                                     23.8             28.3
                                                                                   --------          -------
 Cash and cash equivalents at end of period                                         $ 10.9           $ 16.7
                                                                                   ========          =======
 Supplemental disclosures of cash flow information:
      Non-cash investing and financing activities:
       Conversion of Trust Preferred Securities, net of deferred
       financing costs (Note 5)                                                    $ 297.5           $   -
                                                                                   ========          =======

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001
(All Information is Unaudited)

1.   Basis of Presentation

The consolidated interim financial statements of Tosco Corporation and subsidiaries (“Tosco” or the “Company”) reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows. Such interim financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K, as amended.

2.   Derivatives and Hedging Activity

SFAS No. 133

Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") (collectively "SFAS No. 133") was adopted by the Company effective January 1, 2001. SFAS No. 133 requires that all derivatives be recognized at fair value as either assets or liabilities. Changes in the fair value of derivatives are to be recorded in current earnings or other comprehensive income, depending on whether the derivative is part of a hedge transaction and, if it is, on the type of hedge transaction. To qualify as a hedge, SFAS No. 133 requires that the derivative be formally documented and designated, and the effectiveness of the hedge assessed on a regular basis. The cumulative effect of this accounting change on January 1, 2001was not material.

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

On the date a derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) a derivative instrument that does not qualify for hedge accounting. For fair-value hedges, the change in fair value of the effective portion of the hedge is recorded in current-period earnings along with the loss or gain on the hedged asset or liability. For cash-flow hedges, the change in fair value of the effective portion is recorded in other comprehensive income. Changes in the fair value of derivatives not qualifying for hedge accounting and the ineffective portion of all fair-value and cash-flow hedges are recognized in cost of sales in the current-period earnings.

3.   Inventories

                                               March 31,       December 31,
     (Millions of Dollars)                       2001              2000
                                              -------------    -------------
     Refineries (LIFO):
       Raw materials                         $       800.9    $       768.7
       Intermediates                                 354.0            307.9
       Finished products                             574.1            657.5
     Retail (FIFO):
       Merchandise                                   119.5            114.8
       Gasoline and diesel                            54.4             53.8
                                             -------------    -------------
                                             $     1,902.9    $     1,902.7
                                             =============    =============

At March 31, 2001 and December 31, 2000, the excess of replacement cost (FIFO) over carrying value (LIFO) of the Company's refinery inventories was $264.1 million and $369.0 million, respectively.

4.   Revolving Credit Facility

                                                March 31,       December 31,
     (Millions of Dollars)                        2001              2000
                                              -------------    -------------
     Cash borrowings outstanding             $       351.0    $       116.0
     Letters of credit                               162.8            180.6
                                             -------------    -------------
     Total utilization                               513.8            296.6
     Availability                                    486.2            703.4
                                             -------------    -------------
     Total facility amount                   $     1,000.0    $     1,000.0
                                             =============    =============

On February 5, 2001, the Company renewed Facility B of the Revolving Credit Agreement thereby extending its maturity date to February 5, 2002.

5.   Company-Obligated, Mandatorily Redeemable, Convertible Preferred Securities

On January 12, 2001, Tosco Financing Trust, a Delaware business trust whose common securities are owned by Tosco, called for the redemption of its 5.75% company-obligated, mandatorily redeemable, convertible preferred securities (the “Trust Preferred Securities”) on February 15, 2001. The redemption price offered was $51.725 per share (which included a premium of 3.45% as required by the terms of the Trust Preferred Securities) plus $.495 per share in accumulated and unpaid distributions up to the date of redemption, or a total of $52.22 per share. Substantially all holders elected to exercise their conversion rights instead of receiving the redemption cash value. As a result, all but 1,185 shares of the Trust Preferred Securities were converted into approximately 9,112,089 shares of Tosco Common Stock.

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

Litigation between Unocal and certain petroleum refiners is contesting the validity of patents held by Unocal covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by certain refiners. The Company is not a party to the patent litigation. Under the terms of the 76 Products Acquisition, the Company has no liability to Unocal for any possible past infringement of the patents, including to the date of final resolution of the matter.

In February 2001, the U.S. Supreme Court refused to consider an appeal of certain major oil companies contesting a lower court decision that upheld the validity of Unocal’s patent for blending formulations for clean burning gasoline meeting California fuel specifications. The impact of the Supreme Court’s decision as to the effect on Tosco’s future results of operations is unknown in view of, among other things, potential further litigation, Tosco’s revised blending formulas that substitute ethanol for MTBE in California, and the licensing arrangement that Tosco may enter into with Unocal that by prior agreement can be no less favorable than that negotiated between Unocal and other refiners.

Under the terms of the 76 Products Acquisition, Unocal could have received up to $250.0 million of contingent participation payments over the seven year period following the acquisition if retail market conditions and/or California Air Resources Board (“CARB”) gasoline margins increased above specified levels. Tosco settled its retail participation obligations for cash payments totaling $50.0 million in December 1999 and January 2000 and reduced the remaining maximum contingent payment related to improvements in CARB gasoline margins to $100.0 million. The participation payments, including the Company’s obligation for 2000 paid in March 2001, were capitalized as additional acquisition costs.

As part of the February 1996 agreement to purchase the Trainer Refinery, Tosco was obligated to make contingent participation payments for five years from the date of acquisition if refining margins increased above specified margins. Based on margins achieved for the year ended February 1, 2001, a cash payment was made in May 2001 to BP Amoco. The payment will be capitalized as an additional cost of the Trainer Refinery.

The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined (Notes 7 and 9).

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

On August 9, 2000, the Company announced that it had entered into a contract with East Coast Power (“ECP”), in which ECP will build new facilities to supply electricity and additional steam to the Bayway Refinery. The new facilities will also supply electricity to New Jersey residents and businesses during peak demand hours.

In December 2000, the Company entered into a contract to build four tankers that will be used to transport crude and other products to the Company’s refineries. Construction is expected to begin in late 2001 and the tankers should be completed in late 2003. In January 2001, the Company entered into a contract to build a fifth tanker that should be completed in early 2004.

7.   Acquisition by Phillips Petroleum Company

On February 4, 2001, the Board of Directors of the Company adopted an agreement and plan of merger with Phillips Petroleum Company (“Phillips”). As a result of the merger, Tosco will become a wholly owned subsidiary of Phillips and Tosco shareholders will receive 0.8 of a share of Phillips common stock for each share of Tosco Common Stock they own. The transaction is expected to close by the end of the third quarter of 2001. The combined company’s Refining, Marketing, and Transportation (“RM&T”) headquarters will be located in Tempe, Arizona. The transaction has been approved by the Boards of Directors of both companies and is subject to regulatory reviews and the approval of both companies’ shareholders (Note 9). Tosco has agreed to take all necessary steps to render the Shareholders’ Rights Plan inapplicable to the merger.

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

Summarized financial information by segment for the three-month periods ended March 31, 2001 and 2000 is as follows:

                                                        Operating Segments
                                                 ------------------------------      Nonoperating      Consolidated
  2001 (Millions of Dollars)                        Refining          Marketing         Segment            Total
                                                 --------------    -------------    --------------    -------------
  Total sales                                    $     5,505.2     $     2,293.3    $         -       $     7,798.5
  Intersegment sales                                  (1,380.5)            (11.6)                          (1,392.1)
                                                 -------------     -------------    --------------    -------------
  Third party sales                              $     4,124.7     $     2,281.7    $        -        $     6,406.4
                                                 =============     =============    ==============    =============

  Operating contribution (a)                     $       293.2     $        83.0    $         -       $       376.2
  Depreciation and amortization                          (53.0)            (44.0)            (0.3)            (97.3)
  Net interest (expense) income                          (18.7)            (16.4)             0.9             (34.2)
  Income (loss) before income taxes and
    distributions on Trust Preferred Securities          194.5             (38.9)            (7.4)            148.2

  Capital and Turnaround expenditures            $       103.2     $        46.1    $         0.3     $       149.6

                                                        Operating Segments
                                                 ------------------------------     Nonoperating      Consolidated
  2000 (Millions of Dollars)                        Refining        Marketing         Segment          Total
                                                 --------------  -------------    --------------  -------------
  Total sales                                    $     3,822.5   $     1,813.0    $         -     $     5,635.5
  Intersegment sales                                  (1,000.5)           (4.8)                        (1,005.3)
                                                 -------------   -------------    --------------  -------------
  Third party sales                              $     2,822.0   $     1,808.2    $        -      $     4,630.2
                                                 =============   =============    ==============  =============

  Operating contribution (a)                     $       247.0   $        70.0    $         -     $       317.0
  Depreciation and amortization                          (41.9)          (35.5)            (0.4)          (77.8)
  Net interest (expense) income                          (19.1)          (15.7)             0.9           (33.9)
  Income (loss) before income taxes and
    distributions on Trust Preferred Securities          161.6           (27.8)            (3.6)          130.2

  Capital and Turnaround expenditures            $        99.5   $        53.5    $         -     $       153.0

  (a) Operating contribution is calculated as sales minus cost of sales.

Summarized total assets by segment as of March 31, 2001 and December 31, 2000 is as follows:

                                                     Operating Segments
                                                 ------------------------------      Nonoperating      Consolidated
(Millions of Dollars)                               Refining          Marketing         Segment        Total
                                                 -------------    -------------     ------------- -------------
  March 31, 2001                                 $     5,354.1   $     3,064.5    $       114.9   $     8,533.5
  December 31, 2000                                    5,915.7         2,989.7             98.4         9,003.8

9.   Subsequent Events

On April 11, 2001, a Special Meeting of Tosco Corporation Stockholders was held. During this meeting the Company’s stockholders approved the Agreement and Plan of Merger by which Phillips Petroleum Company (“Phillips”) will acquire Tosco Corporation. Phillips’ stockholders also approved the merger at a special meeting held on April 11, 2001. The acquisition is expected to close by the end of the third quarter of 2001 pending completion of regulatory reviews and other customary closing conditions (Note 7).

On April 23, 2001 and April 29, 2001, Tosco experienced fires at the coking complex of its Los Angeles Area Refinery (“LAR”) and at one of the two crude units at its Wood River Refinery, respectively. There were no injuries or health risks to the surrounding communities associated with either incident. Tosco maintains insurance policies that will, after satisfaction of deductibles, cover property damage and business interruption losses at the LAR and Wood River Refineries.

TOSCO CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for the three month period ended March 31, 2001 should be read in conjunction with MD&A included in the Tosco Corporation (“Tosco”) 2000 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco’s results of operations and capitalization over the five year period 1996 through 2000. This MD&A updates that data.

On February 4, 2001, Tosco announced that it had entered into an agreement and plan of merger whereby Tosco will become a wholly owned subsidiary of Phillips Petroleum Company (“Phillips”). See Notes 7 and 9 to the Consolidated Financial Statements.

Results of Operations

                                                             Three Months Ended
                                                                   March 31,
                                                          ------------------------------
(Millions of Dollars, Except Per Share Data)                  2001            2000
                                                          -------------    ------------
Sales                                                     $     6,406.4    $   4,630.2
Cost of sales                                                  (6,030.2)      (4,313.2)
                                                          -------------    ------------
Operating contribution                                            376.2          317.0
Depreciation and amortization                                     (97.3)         (77.8)
Selling, general, and administrative expenses                     (96.5)         (75.1)
Interest expense, net                                             (34.2)         (33.9)
                                                          -------------    ------------
Income before income taxes and distributions on
  Trust Preferred Securities                                      148.2          130.2
Income taxes                                                      (60.0)         (52.7)
                                                          -------------    ------------
Income before distributions on Trust Preferred Securities          88.2           77.5
Distributions on Trust Preferred Securities, net of
  income tax benefit                                               (1.4)          (2.6)
                                                          -------------    ------------
Net income                                                $        86.8    $      74.9
                                                          =============    ============

Diluted earnings per share (a)                            $        0.56    $      0.50
                                                          =============    ============

(a)  Earnings per share throughout MD&A are expressed on a diluted basis.

Refining Data Summary (a)

                                                               Three Months Ended
                                                                   March 31,

                                                          ----------------------------
                                                               2001            2000
                                                          -------------    -----------
Average charge barrels input per day (b):
     Crude oil                                                1,116,000        786,100
     Other feed and blending stocks                             104,100         82,300
                                                          -------------    -----------
                                                              1,220,100        868,400
                                                          =============    ===========

Average production barrels produced per day (b):
     Clean products (c)                                         997,300        729,900
     Other finished products                                    211,900        138,000
                                                          -------------    -----------
                                                              1,209,200        867,900
                                                          =============    ===========

Operating margin per charge barrel (d)                    $        5.75    $      5.88
                                                          =============    ===========
(a)	The Refining Data Summary presents the operating results of the following refineries:

- - - -	Alliance Refinery, located near New Orleans (for the period beginning September 8, 2000).
Bayway Refinery, located on the New York Harbor.
Ferndale Refinery, located on Washington's Puget Sound.
Los Angeles Refinery System, comprised of two refineries in Los Angeles.
- - -	San Francisco Area Refinery System, comprised of the Avon Refinery (for the period ended August 31, 2000) and the Rodeo-Santa Maria complex.
Trainer Refinery, located near Philadelphia.
Wood River Refinery, located near St. Louis (for the period beginning June 1, 2000).

(b)	A barrel is equal to 42 gallons.

(c)	Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d)	Operating margin per charge barrel is calculated as operating contribution, including for 2001 insurance recoveries related to the 1999 Avon fire and shutdown, and excluding refinery operating costs, divided by total refinery charge barrels.

Retail Data Summary

                                                         Three Months Ended
                                                                March 31,
                                                      ------------------------------
                                                           2001              2000
                                                      -------------    -------------
Volume of fuel sold (millions of gallons)                1,601.0          1,259.8
Blended fuel margin (cents per gallon) (a)                   4.9              6.1
Number of gasoline stations at period end (b)              5,598            5,818

Merchandise sales (millions of dollars)              $     500.9       $    502.7
Merchandise margin (percentage of sales)                    29.4%            28.3%
Number of merchandise stores at period end (b)             2,117            2,170

Other retail gross profit (millions of dollars)      $      55.9       $     35.2
(a)	Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

(b)	The gasoline station and merchandise store counts include sites acquired from Exxon Corporation and Mobil Oil Corporation (collectively "ExxonMobil") on February 29, 2000 (the "ExxonMobil Acquisition").

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Tosco earned net income of $87 million ($0.56 per share) on sales of $6.4 billion during the first quarter of 2001, compared to earnings of $75 million ($0.50 per share) on sales of $4.6 billion in the corresponding period of 2000. The increase in sales for the 2001 first quarter compared to the 2000 first quarter of $1.8 billion was primarily due to the acquisitions of the Wood River Refinery on June 1, 2000 (the "Wood River Acquisition") and the Alliance Refinery on September 8, 2000 (the "Alliance Acquisition"). This was partially offset by the disposition of the Avon Refinery on August 31, 2000 to Ultramar Diamond Shamrock Corporation (the "Avon Disposition") and from production declines at Tosco's other refineries because of higher turnaround activity in 2001.

Tosco generated an operating contribution (sales less cost of sales) of $376 million for the first quarter of 2001, compared to $317 million in the corresponding period in 2000. The increase of $59 million was attributable to refining ($46 million) and retail ($13 million) operations.

Refining operating contribution increased by $46 million to $293 million for the 2001 first quarter compared to $247 million in the 2000 first quarter. This increase was primarily attributable to the Wood River and Alliance Acquisitions partially offset by a lower consolidated operating margin per charge barrel ($5.75 in 2001 compared to $5.88 in 2000) and reduced throughput volumes due to the Avon Disposition and a higher level of turnaround activity.

Retail operating contribution was $83 million for the quarter ended March 31, 2001, compared to $70 million in the comparable period in 2000. The increase of $13 million was primarily attributable to the ExxonMobil Acquisition offset by reduced fuel sales margins (4.9 cents per gallon in 2001 compared to 6.1 cents per gallon in 2000). Fuel sales margins, especially on the West Coast, were compressed due to higher wholesale prices that could not be fully recovered in highly competitive markets.

Depreciation and amortization ("DD&A") for the quarter ended March 31, 2001 was $97 million, compared to $78 million in the comparable 2000 period. Refinery DD&A increased primarily due to the Wood River and Alliance Acquisitions as well as other capital and turnaround projects that were placed in service subsequent to March 31, 2000. This was partially offset by reduced DD&A resulting from the Avon Disposition. Marketing DD&A increased due to the ExxonMobil Acquisition and other capital additions made subsequent to March 31, 2000.

Selling, general, and administrative ("SG&A") expenses for 2001 increased by $21 million compared to the corresponding period in 2000, principally due to the Wood River, Alliance, and ExxonMobil Acquisitions, and higher incentive compensation accruals for Tosco's refining personnel.

On January 12, 2001, Tosco Financing Trust called for the redemption of its Trust Preferred Securities on February 15, 2001. The redemption price offered was $52.22 per share including accumulated dividends. Substantially all holders elected to exercise their conversion rights instead of receiving the redemption cash value. As a result, all but 1,185 shares of the Trust Preferred Securities were converted into approximately 9,112,089 shares of Tosco Common Stock. (See Note 5 to the Consolidated Financial Statements.)

Outlook

On April 23, 2001 and April 29, 2001, Tosco experienced fires at the coking complex of its Los Angeles Area Refinery ("LAR") and at one of the two crude units at its Wood River Refinery, respectively. There were no injuries or health risks to the surrounding communities associated with either incident. Initial assessments indicate that production of clean products at LAR was not severely impacted while repairs, preliminarily expected to take about two months, are being made. At Wood River, crude throughput and clean products production will be cutback during the repair period (preliminarily estimated to take about two weeks and which will be completed about May 15, 2001). Tosco maintains insurance policies that will, after satisfaction of deductibles, cover the property damage and business interruption losses at the LAR and Wood River Refineries.

Results of operations are primarily determined by the operating efficiency of the refineries and by refining and retail fuel margins. Production at the LAR and Wood River Refineries will be reduced during the second quarter because of fire damage to certain process units. Tosco's other refineries are expected to operate at or near capacity during the second and third quarters of 2001. Tosco is not able to predict the level of refinery and retail fuel operating margins because of the uncertainties associated with oil markets. Current refining margins are good and Tosco is taking steps to improve its retail performance. Tosco has not yet completed an assessment, including consideration of insurance coverage, of the financial impact of the fires. Management believes, based on forecasted industry supply and demand trends, that Tosco will earn record profits in 2001. Tosco is committed to improving its results by becoming more efficient in all areas of operations without compromising safety, reliability, or environmental compliance.

As part of the consideration for the Avon Disposition, Tosco is entitled to contingent payments of up to $150 million during the next eight years in the event that refining margins exceed certain defined levels. No contingent payments have been recorded through the first quarter of 2001. Tosco believes, based on the margins already achieved and forecasted, that the full $150 million will be collected when due after September 1, 2001.

Cash Flows

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $13 million during the three-month period ended March 31, 2001. Cash used in operating activities of $64 million and investing activities of $174 million exceeded cash provided by financing activities of $225 million.

Net cash used in operating activities of $64 million was due to a net increase in operating assets and liabilities of $258 million that was partially offset by cash earnings (net income plus depreciation, amortization, and other non-cash charges) of $194 million. The net increase in operating assets and liabilities was primarily due to a decrease in accounts payable partially offset by a decrease in accounts receivable. These decreases were primarily due to the turnarounds that reduced throughput as well as decreases in the price of crude oil and certain finished products.

Net cash used in investing activities totaled $174 million due to capital and turnaround expenditures of $113 million and $37 million, respectively, retail acquisitions of $14 million and other uses of $10 million.

Net cash provided by financing activities totaled $225 million, due to net borrowings under the revolving credit facility of $235 million and other sources of $2 million partially offset by dividend payments of $12 million.

Liquidity and Capital Resources

At March 31, 2001, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the Revolving Credit Facility) totaled $575 million, a $226 million decrease compared to the December 31, 2000 balance of $801 million. Cash and cash equivalents decreased by $13 million, marketable securities and deposits increased by $4 million, and availability under the Revolving Credit Facility decreased by $217 million. The decrease in availability under the Revolving Credit Facility reflects additional borrowings under the line in 2001 to finance increased working capital requirements.

At March 31, 2001, total shareholders' equity was $3.0 billion, a $379 million increase compared to the December 31, 2000 balance. This increase was due to the conversion of the Trust Preferred Securities ($298 million), net income of $87 million, and other sources of $6 million, net of dividend payments of $12 million. Debt (current and long-term debt and the Revolving Credit Facility) increased by $240 million to $2.1 billion at March 31, 2001 due to net borrowings under the Revolving Credit Facility. Accordingly, the ratio of long-term debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, total shareholders' equity, and, for 2000, Trust Preferred Securities) increased to 41.6% at March 31, 2001 from the year-end ratio of 39.4%.

In September 2000, Tosco filed a shelf registration statement providing for the issuance of up to $3.0 billion aggregate principal amount of debt and equity securities. Such securities may be offered, separately or together, in amounts and at prices and terms to be set forth in one or more supplements to the shelf registration statement.

The Revolving Credit Facility, as well as funds potentially available from the issuance of securities, provides Tosco with adequate resources to meet its expected liquidity demands for at least the next twelve months, including repayment or refinancing of the $150 million notes payable due on May 16, 2001.

Capital Expenditures

During the first three months of 2001, Tosco spent $150 million on capital and turnaround expenditures ($67 million for refining capital, $37 million for turnarounds, and $46 million for marketing capital), all of which were budgeted for 2001. Refining capital expenditures include $14 million for construction of a polypropylene plant at the Bayway Refinery. Turnaround expenditures were primarily for turnaround projects at the LAR and Alliance crude units. Marketing capital expenditures were primarily for upgraded equipment at existing sites, including rebranding sites in the Northwest and Southeast. Tosco intends to finance its 2001 capital additions, including expenditures to complete construction of the Bayway Refinery polypropylene plant, through cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

Forward Looking Statements

Tosco has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, projected costs, projected savings, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

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

PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits:

None

b.    Reports on Form 8-K:

A Report on Form 8-K dated February 4, 2001 was filed pursuant to Item 5 related to the acquisition by Phillips Petroleum Company.

A Report on Form 8-K dated March 12, 2001 was filed pursuant to Item 5 related to exercise of stock options by Thomas D. O'Malley, Tosco's Chairman of the Board and Chief Executive Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOSCO CORPORATION (Registrant)

Date: May 14, 2001	By: /s/ ROBERT I. SANTO (Robert I. Santo) Vice President and Chief Accounting Officer