Form 10-Q
period 2001-06-30
TOSCO CORP
filed 2001-08-13
CIK 74091

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

   X    Yes  _____ No

Registrant's Common Stock outstanding at July 31, 2001 was 154,861,107 shares.

TOSCO CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
For the Quarterly Period Ended June 30, 2001

Page(s)

PART I Item 1.	FINANCIAL INFORMATION Financial Statements:

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	2

Consolidated Statements of Income for the three and six-month periods ended June 30, 2001 and 2000	3

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000	4

Notes to Consolidated Financial Statements	5 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six-month periods ended June 30, 2001	11-16

PART II Item 4. Signature	OTHER INFORMATION Submission of Matters to a Vote of Security Holders	17 18

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

                                                                                       June 30,       December 31,
                                                                                           2001             2000
                                                                                       (Unaudited)
 ASSETS
 Current assets:
      Cash and cash equivalents                                                      $     41.8       $     23.8
      Marketable securities and deposits                                                   81.7             74.0
      Trade accounts receivable, less allowance for uncollectibles of $18.1 (2001)
         and $18.0 (2000)                                                                 496.4            976.6
      Inventories                                                                       2,138.7          1,902.7
      Prepaid expenses and other current assets                                           160.1            109.4
                                                                                      ----------      -----------
           Total current assets                                                         2,918.7          3,086.5

 Property, plant, and equipment, net                                                    5,113.6          4,994.8
 Deferred turnarounds, net                                                                174.0            154.9
 Intangible assets (primarily tradenames), less accumulated amortization of
   $83.6 (2001) and $74.7 (2000)                                                          628.2            596.6
 Other deferred charges and assets                                                        165.0            171.0
                                                                                      ----------      -----------
                                                                                      $ 8,999.5        $ 9,003.8
                                                                                      ==========      ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                                $ 1,383.2        $ 2,023.4
      Accrued expenses and other current liabilities                                      966.7            906.0
      Current maturities of long-term debt                                                  1.4              1.4
      Deferred income taxes                                                               101.4             97.6
                                                                                      ----------      -----------
           Total current liabilities                                                    2,452.7          3,028.4

 Revolving credit facility                                                                348.0            116.0
 Long-term debt                                                                         1,782.3          1,776.6
 Accrued environmental costs                                                              241.5            251.2
 Deferred income taxes                                                                    423.9            417.7
 Deferred revenue                                                                         253.5            278.8
 Other liabilities                                                                        227.3            225.4
                                                                                      ----------      -----------
           Total liabilities                                                            5,729.2          6,094.1
                                                                                      ----------      -----------
 Company-obligated, mandatorily redeemable, convertible preferred securities of
   Tosco Financing Trust, holding solely 5.75% convertible junior subordinated
   debentures of Tosco Corporation ("Trust Preferred Securities") (Note 8)                    -            300.0
                                                                                      ----------      -----------
 Shareholders' equity:
      Common stock, $.75 par value, 250.0 shares authorized, 187.0 (2001)
         and 177.8 (2000) shares issued                                                   140.4            133.6
      Additional paid-in capital                                                        2,341.9          2,041.4
      Retained earnings                                                                 1,561.2          1,212.7
      Treasury stock, at cost                                                            (773.2)          (778.0)
                                                                                      ----------      -----------
           Total shareholders' equity                                                   3,270.3          2,609.7
                                                                                      ----------      -----------
                                                                                      $ 8,999.5        $ 9,003.8
                                                                                      ==========      ===========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

                                                            Three-Months Ended June 30,    Six-Months Ended June 30,
                                                                 2001         2000           2001        2000
                                                               --------     ---------      ---------   ----------

 Sales                                                        $ 6,787.4     $ 5,594.7      $ 13,193.8   $ 10,224.9

 Cost of sales                                                 (6,005.8)     (5,134.7)      (12,036.0)    (9,447.9)
 Depreciation and amortization                                   (101.2)        (87.4)         (198.4)      (165.2)
 Special items:
      Restructuring charge (Note 4)                               (10.5)            -           (10.5)           -
      Change of control payments (Note 5)                         (35.3)            -           (35.3)           -
 Selling, general, and administrative expenses                   (119.9)        (84.2)         (216.4)      (159.3)
 Interest expense                                                 (34.8)        (42.9)          (70.8)       (78.3)
 Interest income                                                    1.5           2.4             3.3          3.9
                                                               ---------    ----------      ----------   -----------
 Income before income taxes and distributions on Trust
    Preferred Securities                                          481.4         247.9           629.7        378.1
 Income taxes                                                    (195.0)       (100.4)         (255.0)      (153.1)
                                                               ---------    ----------      ----------   -----------
 Income before distributions on Trust Preferred Securities        286.4         147.5           374.7        225.0

 Distributions on Trust Preferred Securities, net of
 income tax benefit of $1.7 for the three month period
 ended June 30, 2000 and $.09 and $3.5 for the six month
 periods ended June 30, 2001 and 2000.                              -            (2.5)           (1.4)        (5.1)
                                                               ---------    ----------      ----------   ----------
 Net income                                                     $ 286.4       $ 145.0         $ 373.3      $ 219.9
                                                               =========    ==========      ==========   ==========

                 BASIC EARNINGS PER SHARE
 Earnings used for computation of basic earnings per share      $ 286.4       $ 145.0         $ 373.3      $ 219.9
 Weighted average common shares outstanding                       154.6         144.5           152.1        144.4
                                                               ---------    ----------      ----------   ----------
 Basic earnings per share                                        $ 1.85        $ 1.00          $ 2.45       $ 1.52
                                                               =========    ==========      ==========   ==========
                DILUTED EARNINGS PER SHARE
 Earnings used for computation of diluted earnings per share    $ 286.4       $ 147.5         $ 374.7      $ 225.0
                                                               ---------    ----------      ----------   ----------
 Weighted average common shares outstanding                       154.6         144.5           152.1        144.4
 Assumed conversion of dilutive stock options                       2.5           2.5             2.3          2.2
 Assumed conversion of Trust Preferred Securities                     -           9.1             2.2          9.1
                                                               ---------    ----------      ----------   ----------
 Weighted average common and common equivalent shares
   used for computation of diluted earnings per share             157.1         156.1           156.6        155.7
                                                               ---------    ----------      ----------   ----------
 Diluted earnings per share                                      $ 1.82        $ 0.95          $ 2.39       $ 1.44
                                                               =========    ==========      ==========   ==========
                    DIVIDENDS PER SHARE
 Dividends per share                                             $ 0.08        $ 0.07          $ 0.16       $ 0.14
                                                               =========    ==========      ==========   ==========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

                                                                                      Six-Months Ended June 30,
                                                                                           2001              2000
 Cash flows from operating activities:
 Net income                                                                              $ 373.3           $ 219.9
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        198.4             165.2
      Provision for bad debts                                                                4.9               4.9
      Deferred income taxes                                                                 10.0               7.3
      Changes in operating assets and liabilities, net                                    (429.5)             18.0
 Other, net                                                                                 (0.6)              6.2
                                                                                         --------           --------
 Net cash provided by operating activities                                                 156.5             421.5
                                                                                         --------           ---------
 Cash flows from investing activities:
 Net increase in marketable securities and deposits                                         (7.7)            (48.2)
 Purchase of property, plant, and equipment                                               (269.2)           (270.8)
 Acquisition of retail assets, net of $5.4 million of debt assumed                         (14.5)                -
 Acquisition of ExxonMobil retail system                                                       -            (355.2)
 Acquisition of Wood River Refinery                                                            -            (688.1)
 Proceeds on sale of property, plant, and equipment                                         20.2              14.0
 Deferred turnaround spending                                                              (55.9)            (51.3)
 Net increase in deferred charges and other assets                                         (19.1)            (34.7)
 Other, net                                                                                 (4.4)              1.5
                                                                                         --------           ---------
 Net cash used in investing activities                                                    (350.6)         (1,432.8)
                                                                                         --------           ---------
 Cash flows from financing activities:
 Net borrowings under revolving credit facilities                                          232.0             109.0
 Proceeds from short-term borrowings                                                       150.0                 -
 Proceeds from note and debenture offerings                                                    -             900.0
 Payments under long-term debt agreements                                                 (150.4)             (0.6)
 Dividends paid on common stock                                                            (24.7)            (20.2)
 Other, net                                                                                  5.2               4.0
                                                                                         --------           ---------
 Net cash provided by financing activities                                                 212.1             992.2
                                                                                         --------           ---------
 Net increase (decrease) in cash and cash equivalents                                       18.0             (19.1)
 Cash and cash equivalents at beginning of period                                           23.8              28.3
                                                                                         --------           ---------
 Cash and cash equivalents at end of period                                               $ 41.8             $ 9.2
                                                                                         ========           =========
 Supplemental disclosures of cash flow information:
      Non-cash investing and financing activities:
      Conversion of Trust Preferred Securities, net of deferred financing costs (Note 8)  $ 297.5            $ -
                                                                                         =========          =========

The accompanying notes are an integral part of these financial statements.

TOSCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2001
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

2. Derivatives and Hedging Activity

SFAS No. 133
Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") (collectively "SFAS No. 133") was adopted by the Company effective January 1, 2001. SFAS No. 133 requires that all derivatives be recognized at fair value as either assets or liabilities. Changes in the fair value of derivatives are to be recorded in current earnings or other comprehensive income, depending on whether the derivative is part of a hedge transaction and, if it is, on the type of hedge transaction. To qualify as a hedge, SFAS No. 133 requires that the derivative be formally documented and designated, and the effectiveness of the hedge assessed on a regular basis. The cumulative effect of this accounting change at January 1, 2001 was not material.

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

3. Inventories

                                                June 30,       December 31,
     (Millions of Dollars)                          2001            2000
                                              -------------     ---------------
     Refineries (LIFO):
       Raw materials                          $    864.2       $    768.7
       Intermediates                               412.7            307.9
       Finished products                           679.8            657.5
     Retail (FIFO):
       Merchandise                                 136.0            114.8
       Gasoline and diesel                          46.0             53.8
                                              ----------       ----------
                                              $  2,138.7       $  1,902.7
                                              ==========       ==========

At June 30, 2001 and December 31, 2000, the excess of replacement cost (FIFO) over carrying value (LIFO) of the Company’s refinery inventories was $226.2 million and $369.0 million, respectively.

4. Restructuring Reserve

During June 2001, the Company recorded a $10.5 million charge related to a restructuring of its marketing operations. The restructuring resulted in the elimination of approximately 200 positions and the elimination of certain office space. The employment reduction notifications were completed by June 30, 2001. The balance of the reserve at June 30, 2001 was $5.2 million.

5. Change of Control Payments

Pursuant to the terms of the Long-Term Incentive Plan (“LTIP”), incentive payments based on the price of Tosco Common Stock were earned and paid upon shareholder approval of the agreement and plan of merger with Phillips Petroleum Company (“Phillips”) by Tosco’s stockholders (Note 10). During the second quarter of 2001, Tosco recorded a charge of $35.3 million related to these incentive payments.

6. Revolving Credit Facility

                                                             June 30,        December 31,
     (Millions of Dollars)                                       2001             2000
                                                              ----------       --------------

     Cash borrowings outstanding                              $   348.0        $   116.0
     Letters of credit                                            141.5            180.6
                                                              ---------        ---------
     Total utilization                                            489.5            296.6
     Availability                                                 510.5            703.4
                                                              ---------        ---------
      Total facility amount                                   $ 1,000.0        $ 1,000.0
                                                              ==========       ==========

Facility A and Facility B of the Revolving Credit Agreement (for $500 million each) mature on February 8, 2005 and February 5, 2002, respectively.

7. Long-Term Debt

On May 18, 2001, the Company repaid the $150.0 million Series B floating rate notes from the proceeds of a new $150.0 million six-month uncollaterized term credit facility (the "Term Credit Facility"). Borrowings under the Term Credit Facility at June 30, 2001 were $150.0 million with interest at LIBOR. The borrowings under the Term Credit Facility are classified as long-term debt as the Company intends to refinance such obligations on a long-term basis.

8. Company-Obligated, Mandatorily Redeemable, Convertible Preferred Securities

On January 12, 2001, Tosco Financing Trust, a Delaware business trust whose common securities are owned by Tosco, called for the redemption of its 5.75% company-obligated, mandatorily redeemable, convertible preferred securities (the "Trust Preferred Securities") on February 15, 2001. The redemption price offered was $51.725 per share (which included a premium of 3.45% as required by the terms of the Trust Preferred Securities) plus $0.495 per share in accumulated and unpaid distributions up to the date of redemption, or a total of $52.22 per share. Substantially all holders elected to exercise their conversion rights instead of receiving the redemption cash value. As a result, all but 1,185 shares of the Trust Preferred Securities were converted into 9,112,089 shares of Tosco Common Stock.

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

Litigation between Unocal and certain petroleum refiners contests the validity of patents held by Unocal covering certain formulations for clean burning fuels meeting California fuel specifications and, in turn, alleged infringement of those patents by certain refiners. The Company is not a party to the patent litigation. Under the terms of the 76 Products Acquisition, the Company has no liability to Unocal for any possible past infringement of the patents, including to the date of final resolution of the matter. In February 2001, the U.S. Supreme Court refused to consider an appeal of certain major oil companies contesting a lower court decision that upheld the validity of Unocal's patent for blending formulations for clean burning gasoline meeting California fuel specifications. The impact of the Supreme Court's decision as to the effect on Tosco's future results of operations is unknown in view of, among other things, potential further litigation, Tosco's revised blending formulas that substitute ethanol for MTBE in California, and the licensing arrangement that Tosco may enter into with Unocal that by prior agreement can be no less favorable than that negotiated between Unocal and other refiners.

Under the terms of the 76 Products Acquisition, Unocal could have received up to $250.0 million of contingent participation payments over the seven year period following the March 1997 acquisition if retail market conditions and/or California Air Resources Board ("CARB") gasoline margins increased above specified levels. The Company settled its retail participation obligations for $50.0 million (paid in December 1999 and January 2000) and reduced the remaining maximum contingent payment related to improvements in CARB gasoline margins to $100.0 million. The participation payments, including an accrual for the six-month period ended June 30, 2001, were capitalized as additional acquisition costs.

As part of the February 1996 agreement to purchase the Trainer Refinery, the Company was obligated to make contingent participation payments for five years from the date of acquisition if refining margins increased above specified margins. Based on margins achieved for the year ended February 1, 2001, a cash payment was made in May 2001 to BP Amoco. The payment was capitalized as an additional cost of the Trainer Refinery.

The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined (Notes 5 and 10).

The Company, in keeping with industry practice, schedules Turnarounds as refinery process units reach the end of their normal operating cycles. Unscheduled Turnarounds or unit shutdowns also occur because of operating difficulties or external factors. Throughput and earnings are lowered, and Turnaround expenditures increased, during such periods.

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

On April 23, 2001 and April 29, 2001, fires damaged the coking complex of the Company's Los Angeles Area Refinery ("LAR") and one of the two crude units at the Wood River Refinery, respectively. There were no injuries or health risks to the surrounding communities associated with either incident. Results of operations for the second quarter 2001 reflect, after satisfaction of deductibles, reimbursements for the property damage and business interruption losses at the LAR and Wood River Refineries.

In the normal course of business, the Company has entered into numerous crude oil and feedstock supply contracts, finished product sale and exchange agreements, and transportation contracts. Because of the market related pricing structure and/or generally short-term nature of these contracts, they are not expected to negatively impact the Company's future operating results.

On August 9, 2000, the Company announced that it had entered into a contract with East Coast Power ("ECP"), in which ECP will build new facilities to supply electricity and additional steam to the Bayway Refinery. The new facilities will also supply electricity to New Jersey residents and businesses during peak demand hours.

In December 2000, the Company entered into a contract to build four tankers that will be used to transport crude and products to the Company's refineries. Construction is expected to begin in late 2001 and the tankers should be completed in late 2003. In January 2001, the Company entered into a contract to build a fifth tanker that should be completed in early 2004.

10. Acquisition by Phillips Petroleum Company

On February 4, 2001, the Board of Directors of the Company adopted an agreement and plan of merger with Phillips Petroleum Company ("Phillips"). As a result of the merger, Tosco will become a wholly owned subsidiary of Phillips and Tosco shareholders will receive 0.8 of a share of Phillips common stock for each share of Tosco Common Stock they own. The combined company's Refining, Marketing, and Transportation ("RM&T") headquarters will be located in Tempe, Arizona.

At a Special Meeting of Tosco Stockholders held on April 11, 2001 Tosco's stockholders approved the Agreement and Plan of Merger by which Phillips will acquire Tosco. Phillips' stockholders also approved the merger at a special meeting held on April 11, 2001. The acquisition is expected to close by the end of the third quarter of 2001, subject to satisfactory completion of regulatory reviews and other customary closing conditions.

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

Summarized financial information by segment for the three and six-month periods ended June 30, 2001 and 2000 is as follows:

     Three-Months Ended                                       Operating Segments         Nonoperating    Consolidated
     June 30, 2001 (Millions of Dollars)                  Refining          Marketing        Segment          Total
                                                       -------------     -------------    ---------------   -------------
     Total sales                                        $  5,661.4        $  2,635.0       $     -          $  8,296.4
     Intersegment sales                                   (1,501.7)             (7.3)                         (1,509.0)
                                                        -----------       -----------      -----------      -----------
     Third party sales                                  $  4,159.7        $  2,627.7       $     -          $  6,787.4
                                                        ===========       ===========      ===========      ===========
     Operating contribution (a)                         $    573.1        $    208.5       $      -         $    781.6
     Depreciation and amortization                           (54.8)            (46.1)            (0.3)          (101.2)
     Special items:
         Restructuring charge                                  -               (10.5)             -              (10.5)
         Change of control payments                          (17.7)            (17.6)             -              (35.3)
     Net interest (expense) income                           (16.8)            (17.3)             0.8            (33.3)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities           444.7              50.7            (14.0)           481.4

     Capital and Turnaround expenditures                $    125.1        $     50.4       $      -          $   175.5

     Three-Months Ended                                       Operating Segments         Nonoperating    Consolidated
     June 30, 2000 (Millions of Dollars)                  Refining          Marketing        Segment          Total
                                                       -------------     -------------      ---------------  -------------

     Total sales                                        $  4,594.4        $  2,439.1       $      -           $7,033.5
     Intersegment sales                                   (1,436.8)             (2.0)                         (1,438.8)
                                                        -----------       -----------      -----------      -----------
     Third party sales                                  $  3,157.6        $  2,437.1       $      -           $5,594.7
                                                        ===========       ===========      ===========      ===========
     Operating contribution (a)                         $    303.3        $    156.7       $      -           $  460.0
     Depreciation and amortization                           (48.8)            (38.2)             (0.4)          (87.4)
     Net interest (expense) income                           (22.4)            (19.0)              0.9           (40.5)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities           211.3              40.5              (3.9)          247.9

     Capital and Turnaround expenditures                $    107.4        $     61.8       $      -           $  169.2

     Six-Months Ended                                         Operating Segments        Nonoperating     Consolidated
     June 30, 2001 (Millions of Dollars)                  Refining          Marketing       Segment           Total
                                                       -------------     -------------    ----------------  -------------
     Total sales                                        $ 11,166.6        $  4,928.3       $      -          $16,094.9
     Intersegment sales                                   (2,882.2)            (18.9)                         (2,901.1)
                                                        -----------       -----------      -----------      -----------
     Third party sales                                  $  8,284.4        $  4,909.4       $      -          $13,193.8
                                                        ===========       ===========      ===========      ===========
     Operating contribution (a)                         $    866.3        $    291.5       $      -          $ 1,157.8
     Depreciation and amortization                          (107.8)            (90.0)             (0.6)         (198.4)
     Special items:
         Restructuring charge                                  -               (10.5)             -              (10.5)
         Change of control payments                          (17.7)            (17.6)             -              (35.3)
     Net interest (expense) income                           (35.5)            (33.7)              1.7           (67.5)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities           639.1              11.9             (21.3)          629.7

     Capital and Turnaround expenditures                $    228.3        $     96.5       $       0.3        $  325.1

     Six-Months Ended                                         Operating Segments          Nonoperating   Consolidated
     June 30, 2000 (Millions of Dollars)                  Refining          Marketing        Segment           Total
                                                        -----------       -----------      ------------     ------------
     Total sales                                        $  8,417.0        $  4,252.1       $      -          $12,669.1
     Intersegment sales                                   (2,437.4)             (6.8)                         (2,444.2)
                                                        -----------       -----------      -----------      -----------
     Third party sales                                  $  5,979.6        $  4,245.3       $      -          $10,224.9
                                                        ===========       ===========      ===========      ===========
     Operating contribution (a)                         $    550.3        $    226.7       $      -          $   777.0
     Depreciation and amortization                           (90.7)            (73.7)             (0.8)         (165.2)
     Net interest (expense) income                           (41.5)            (34.7)              1.8           (74.4)
     Income (loss) before income taxes and
       distributions on Trust Preferred Securities           372.9              12.7              (7.5)          378.1

     Capital and Turnaround expenditures                $    206.9        $    115.2       $      -           $  322.1

(a) Operating contribution is calculated as sales minus cost of sales.

Summarized total assets by segment as of June 30, 2001 and December 31, 2000 is as follows:

                                                      Operating Segments          Nonoperating    Consolidated
     (Millions of Dollars)                         Refining          Marketing         Segment          Total
                                                  -----------       -----------      ------------    ------------
     June 30, 2001                                $  6,225.5        $  2,662.7        $  111.3        $ 8,999.5
     December 31, 2000                               5,915.7           2,989.7            98.4          9,003.8

12. Subsequent Event

On July 16, 2001, the Company completed the purchase of the operating assets of the Irish National Petroleum Corporation Limited. The purchased assets include a 75,000 barrels per day refinery located in Cork, Ireland and an 8.5 million barrel, deep-water crude oil and oil products storage complex located in Bantry Bay, Ireland. About half the capacity at Bantry Bay is leased on a long-term basis for the storage of Ireland’s strategic petroleum reserves. The purchase price was $100 million plus the value of inventory and transaction costs.

13. New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangibles Assets" ("SFAS No. 142").

SFAS No. 141 requires that all business combinations be accounted for using the purchase method. For business combinations initiated after June 30, 2001, use of the pooling-of-interests method is no longer permitted.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002.

The acquisition of Tosco by Phillips, expected to be completed prior to the end of the third quarter of 2001, will be accounted for under the provisions of SFAS Nos. 141 and 142.

TOSCO CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2001

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for the three and six-month periods ended June 30, 2001 should be read in conjunction with MD&A included in the Tosco Corporation (“Tosco”) 2000 Annual Report on Form 10-K. The Annual Report sets forth Selected Financial Data that, in summary form, reviewed Tosco’s results of operations and capitalization over the five year period 1996 through 2000. This MD&A updates that data.

On February 4, 2001, Tosco announced that it had entered into an agreement and plan of merger whereby Tosco will become a wholly owned subsidiary of Phillips Petroleum Company (“Phillips”). (See Note 10 to the Consolidated Financial Statements.)

Results of Operations

                                                                Three-Months Ended            Six-Months Ended
                                                                     June 30,                       June 30,
(Millions of Dollars, Except Per Share Data)                  2001           2000             2001           2000
                                                          --------------  ------------      -----------     ------------
Sales                                                        $  6,787.4    $  5,594.7        $ 13,193.8     $ 10,224.9

Cost of sales                                                  (6,005.8)     (5,134.7)        (12,036.0)      (9,447.9)
                                                             -----------   ----------        -----------    -----------
Operating contribution                                            781.6         460.0           1,157.8          777.0
Depreciation and amortization                                    (101.2)        (87.4)           (198.4)        (165.2)
Special items:
     Restructuring charge                                         (10.5)          -               (10.5)           -
     Change of control payments                                   (35.3)          -               (35.3)           -
Selling, general, and administrative expenses                    (119.9)        (84.2)           (216.4)        (159.3)
Interest expense, net                                             (33.3)        (40.5)            (67.5)         (74.4)
                                                             -----------   ----------        -----------    -----------
Income before income taxes and distributions on
  Trust Preferred Securities                                      481.4         247.9             629.7          378.1
Income taxes                                                     (195.0)       (100.4)           (255.0)        (153.1)
                                                             -----------   ----------        -----------    -----------
Income before distributions on Trust Preferred Securities         286.4         147.5             374.7          225.0
Distributions on Trust Preferred Securities, net of
  income tax benefit                                                -            (2.5)             (1.4)          (5.1)
                                                             -----------   ----------        -----------    -----------
Net income                                                   $    286.4    $    145.0        $    373.3     $    219.9
                                                             ===========   ==========        ===========    ===========
Diluted earnings per share (a)                               $     1.82    $     0.95        $     2.39     $     1.44
                                                             ===========   ==========        ===========    ===========

(a) Earnings per share throughout MD&A are expressed on a diluted basis.

Refining Data Summary (a)

                                                                 Three-Months Ended         Six-Months Ended
                                                                         June 30,                   June 30,
                                                                2001           2000             2001        2000
                                                              ---------     ---------         ---------    --------
Average charge barrels input per day (b):
     Crude oil                                                1,166,400       947,000         1,141,300    866,500
     Other feed and blending stocks                             128,700        84,700           116,500     83,500
                                                              ---------     ---------         ---------    --------
                                                              1,295,100     1,031,700         1,257,800    950,000
                                                              =========     =========         =========    ========
Average production barrels produced per day (b):
     Clean products (c)                                       1,059,000       870,800         1,028,100    800,400
     Other finished products                                    224,100       155,700           218,100    146,800
                                                              ---------     ---------         ---------    --------
                                                              1,283,100     1,026,500         1,246,200    947,200
                                                              =========     =========         =========    ========
Operating margin per charge barrel (d)                        $    7.66     $    5.92         $    6.74    $  5.91
                                                              =========     =========         =========    ========
(a)	The Refining Data Summary presents the operating results of the following refineries:
-	Alliance Refinery, located near New Orleans (for the period beginning September 8, 2000).
-	Bayway Refinery, located on the New York Harbor.
-	Ferndale Refinery, located on Washington's Puget Sound.
-	Los Angeles Refinery System ("LAR"), comprised of two refineries in Los Angeles.
-	San Francisco Area Refinery System (“SFAR”), comprised of the Avon Refinery (for the period ended August 31, 2000) and the Rodeo-Santa Maria complex.
-	Trainer Refinery, located near Philadelphia.
-	Wood River Refinery, located near St. Louis (for the period beginning June 1, 2000).

(b)	A barrel is equal to 42 gallons.

(c)	Clean products are defined as clean transportation fuels (gasoline, diesel, distillates, and jet fuel) and heating oil.

(d)	Operating margin per charge barrel is calculated as operating contribution, including insurance recoveries ($32 million for LAR and $21 million for Wood River for the second quarter of 2001) and excluding refinery operating costs, divided by total refinery charge barrels.

Retail Data Summary

                                                          Three-Months Ended                Six-Months Ended
                                                               June 30,                         June 30,
                                                         2001              2000              2001           2000 (b)
                                                      ----------       -----------       -----------      ---------
Volume of fuel sold (millions of gallons)               1,600.1          1,688.4           3,201.1          2,948.2
Blended fuel margin (cents per gallon) (a)                 12.9             11.1               8.9              9.0
Number of gasoline stations at period end                 5,540            5,772             5,540            5,772

Merchandise sales (millions of dollars)               $   562.4       $    553.7        $  1,063.3        $ 1,056.4
Merchandise margin (percentage of sales)                  28.3%            28.1%             28.8%            28.2%
Number of merchandise stores at period end                2,099            2,152             2,099            2,152

Other retail gross profit (millions of dollars)       $    56.6       $     40.2        $    112.5        $    75.4
(a)	Blended fuel margin is calculated as fuel sales minus fuel cost of sales divided by fuel gallons sold.

(b)	Reflects the acquisition of 1,740 retail gasoline and convenience outlets acquired from Exxon Corporation and Mobil Oil Corporation (collectively “ExxonMobil”) on February 29, 2000 (the “ExxonMobil Acquisition”).

Three-Months Ended June 30, 2001 Compared to Three-Months Ended June 30, 2000

Tosco earned net income of $286 million ($1.82 per share) on sales of $6.8 billion during the second quarter of 2001, compared to earnings of $145 million ($0.95 per share) on sales of $5.6 billion in the corresponding period of 2000. The increase in sales of $1.2 billion was primarily due to higher retail fuel prices and the acquisitions of the Wood River Refinery on June 1, 2000 (the “Wood River Acquisition”) and the Alliance Refinery on September 8, 2000 (the “Alliance Acquisition”). This was partially offset by the disposition of the Avon Refinery on August 31, 2000 (the "Avon Disposition") and from reduced throughput due to fire damage at the Los Angeles and Wood River refineries.

On April 23, 2001 and April 29, 2001, fires damaged the coking complex of Tosco's Los Angeles Area Refinery (“LAR”) and one of the two crude units at the Wood River Refinery, respectively. There were no injuries or health risks to the surrounding communities associated with either incident. Production of clean products at LAR was not severely impacted while repairs were completed. At Wood River, crude throughput and clean products production were cutback during the approximate two week repair period. Tosco maintains insurance policies that have, after satisfaction of deductibles, reimbursed the property damage and business interruption losses.

Tosco generated an operating contribution (sales less cost of sales) of $782 million for the second quarter of 2001, compared to $460 million in the corresponding period in 2000. The increase of $322 million was attributable to refining ($270 million) and retail ($52 million) operations.

Refining operating contribution increased by $270 million to $573 million for the 2001 second quarter compared to $303 million in the 2000 second quarter. This increase was primarily attributable to the Wood River and Alliance Acquisitions and to a higher consolidated operating margin per charge barrel ($7.66 in 2001 compared to $5.92 in 2000). These positive factors were partially offset by the Avon Disposition and the self-insurance deductibles under business interruption insurance policies.

Retail operating contribution was $209 million for the quarter ended June 30, 2001, compared to $157 million in the comparable period in 2000. The increase of $52 million was primarily attributable to higher fuel sales margins (12.9 cents per gallon (“cpg”) for 2001 vs. 11.1 cpg for 2000) partially offset by decreased fuel volume.

Depreciation and amortization (“DD&A”) for the quarter ended June 30, 2001 was $101 million, compared to $87 million in the comparable 2000 period. Refinery DD&A increased primarily due to the Wood River and Alliance Acquisitions as well as other capital and turnaround projects that were placed in service subsequent to June 30, 2000. This was partially offset by reduced DD&A resulting from the Avon Disposition. Marketing DD&A increased due to the ExxonMobil Acquisition and other capital additions made subsequent to June 30, 2000.

During June 2001, Tosco recorded a $11 million charge related to a restructuring of its marketing operations. The restructuring resulted in the elimination of approximately 200 positions and the elimination of certain office space. About 90% of those affected work in Tempe, Arizona. Savings from this cost reduction program are estimated at $20 million annually.

Pursuant to the terms of Tosco’s Long-Term Incentive Plan (“LTIP”), incentive payments based on the price of Tosco Common Stock were earned and paid upon shareholder approval of the agreement and plan of merger with Phillips by Tosco’s stockholders. During the second quarter, Tosco recorded a charge of $35 million related to these incentive payments.

Selling, general, and administrative (“SG&A”) expenses for 2001 increased by $36 million compared to the corresponding period in 2000, principally due to Tosco’s expanded operations and higher incentive compensation accruals.

Net interest expense for the quarter ended June 30, 2001 decreased by $7 million compared to the corresponding period in 2000 primarily due to lower interest rates.

On February 15, 2001 all but 1,185 of Trust Preferred Securities were converted into approximately 9,112,089 shares of Tosco Common Stock. (See Note 8 to the Consolidated Financial Statements.)

Six-Months Ended June 30, 2001 Compared to Six-Months Ended June 30, 2000

Tosco earned net income of $373 million ($2.39 per share) on sales of $13.2 billion during the six-month period ended June 30, 2001, compared to net income of $220 million ($1.44 per share) on sales of $10.2 billion in the corresponding period of 2000. The increase in sales of $3.0 billion was primarily due to higher petroleum product prices and the ExxonMobil, Wood River and Alliance Acquisitions. These increases were partially offset by the Avon Disposition and reduced throughput volumes due to higher turnaround activity and fire damage at the Los Angeles Area Refinery and the Wood River Refinery.

Tosco generated an operating contribution of $1.2 billion for the first six months of 2001, compared to $777 million in the corresponding period in 2000. The increase of $381 million was attributable to refining ($316 million) and retail ($65 million) operations.

Refining operating contribution was $866 million for the six-month period ended June 30, 2001 compared to $550 million in the comparable 2000 period. This increase of $316 million was primarily attributable to the Wood River and Alliance Acquisitions and an improved operating margin per charge barrel ($6.74 in 2001 compared to $5.91 in 2001). These factors were partially offset by the Avon Disposition and the self-insurance deductibles under business interruption insurance policies.

Retail operating contribution was $292 million for the first six months of 2001 compared to $227 million in the comparable period in 2000. The increase of $65 million was primarily attributable to the ExxonMobil Acquisition and the higher fuel sales margin of the second quarter 2001.

DD&A for the six-month period ended June 30, 2001 was $198 million, compared to $165 million in the comparable 2000 period. This increase of $33 million is primarily due to Tosco’s expanded operations, as well as other capital and turnaround projects that were placed in service subsequent to June 30, 2000.

SG&A expenses of $216 million for the six-month period ended June 30, 2001 increased by $57 million compared to the corresponding period in 2000, principally due to Tosco expanded operations and higher incentive compensation accruals.

The decrease in net interest expense of $7 million is primarily due to lower interest rates.

Outlook

Results of operations are primarily determined by the operating efficiency of the refineries and by refining and retail fuel margins. Repairs to LAR’s coking complex have been completed. Production at the Trainer Refinery will be reduced in the third quarter due to a scheduled turnaround. Tosco’s other refineries are expected to operate at or near capacity during the third and fourth quarters of 2001. Tosco is not able to predict the level of refinery and retail fuel operating margins because of the uncertainties associated with oil markets. Current retail margins are good while current refining margins have decreased significantly from second quarter 2001 levels. Tosco is committed to improving its results by becoming more efficient in all areas of operations without compromising safety, reliability, or environmental compliance.

As part of the consideration for the Avon Disposition, Tosco is entitled to contingent payments of up to $150 million during the next eight years in the event that refining margins exceed certain defined levels. No contingent payments have been recorded through the second quarter of 2001. Tosco believes, based on the margins already achieved and forecasted, that the full $150 million will be collected when due after September 1, 2001.

On July 16, 2001, the Company completed the purchase of the operating assets of the Irish National Petroleum Corporation Limited. (See Note 12 to the Consolidated Financial Statements.)

Cash Flows

As summarized in the Consolidated Statement of Cash Flows, cash and cash equivalents increased by $18 million during the six-month period ended June 30, 2001. Cash provided by operating activities of $157 million and financing activities of $212 million exceeded cash used in investing activities of $351 million.

Net cash provided by operating activities of $157 million was due to cash earnings (net income plus DD&A and other non-cash charges) of $587 million offset by a net increase in operating assets and liabilities of $430 million. The net increase in operating assets and liabilities was primarily due to an increase in inventory (due to higher volume) and a net decrease in current liabilities partially offset by a decrease in accounts receivable. These changes in current liabilities and accounts receivable were primarily due to reduced throughput as well as decreases in the price of crude oil and certain finished products.

Net cash used in investing activities totaled $351 million due to capital and turnaround expenditures of $269 million and $56 million, respectively, retail acquisitions of $15 million and other uses of $11 million.

Net cash provided by financing activities totaled $212 million, due to net borrowings under the revolving credit facility of $232 million and from other sources of $5 million and reduced by dividend payments of $25 million.

Liquidity and Capital Resources

At June 30, 2001, liquidity (cash and cash equivalents, marketable securities and deposits, and availability under the Revolving Credit Facility) totaled $634 million; a $167 million decrease compared to the December 31, 2000 balance of $801 million. Cash and cash equivalents increased by $18 million, marketable securities and deposits increased by $8 million, and availability under the Revolving Credit Facility decreased by $193 million. The decrease in availability under the Revolving Credit Facility reflects additional borrowings under the line in 2001 to finance increased working capital requirements.

At June 30, 2001, total shareholders’ equity was $3.3 billion, a $661 million increase compared to the December 31, 2000 balance. This increase was due to net income of $373 million, the conversion of the Trust Preferred Securities, net of cash redemptions ($298 million), and other sources of $15 million, reduced by dividend payments of $25 million. Debt (current and long-term debt and the Revolving Credit Facility) increased by $238 million to $2.1 billion at June 30, 2001 due to net borrowings under the Revolving Credit Facility. The ratio of long-term debt (Revolving Credit Facility and non-current portion of long-term debt) to total capitalization (Revolving Credit Facility, non-current portion of long-term debt, total shareholders’ equity, and, for 2000, Trust Preferred Securities) at June 30, 2001 remained at 39% the same as the year-end ratio of 39.4%.

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

Capital Expenditures

During the first six months of 2001, Tosco spent $325 million on capital and turnaround expenditures ($172 million for refining capital, $56 million for turnarounds, and $97 million for marketing capital,) all of which were budgeted for 2001. Refining capital expenditures include $43 million for construction of a polypropylene plant at the Bayway Refinery. Turnaround expenditures were primarily for turnaround projects at the LAR coker and Alliance crude units. Marketing capital expenditures were primarily for upgraded equipment at existing sites, including rebranding sites in the Northwest and Southeast. Tosco intends to finance its 2001 capital additions, including expenditures to complete construction of the Bayway Refinery polypropylene plant, through cash flows from operations and, if needed, by borrowings under the Revolving Credit Facility.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangibles Assets" ("SFAS No. 142").

SFAS No. 141 requires that all business combinations be accounted for using the purchase method. For business combinations initiated after June 30, 2001, use of the pooling-of-interests method is no longer permitted.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002.

The acquisition of Tosco by Phillips, expected to be completed prior to the end of the third quarter of 2001, will be accounted for under the provisions of SFAS Nos. 141 and 142.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 11, 2001, a Special Meeting of Tosco Corporation Stockholders was held. The table below briefly describes the proposal and the results of the shareholder vote:

          Approval of Agreement and Plan of Merger with Phillips Petroleum Company

Votes For 110,679,129	Withhold Authority 550,945	Abstain 636,799

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001	TOSCO CORPORATION (Registrant) By: /s/ ROBERT I. SANTO (Robert I. Santo) Vice President and Chief Accounting Officer